Form 10-Q
period 2000-06-30
EFUNDS CORP
filed 2000-07-28
CIK 1109190

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 (Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ending                    June 30, 2000
                              --------------------------------------------------

                                                  or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to________________________


Commission file number:                      0-30791
                                     ------------------------


                               eFUNDS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    39-1506286
----------------------------------------       ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

400 West Deluxe Parkway, Milwaukee, WI                       53212
----------------------------------------       ---------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (414) 341-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes      No   X
                                                                    ----    ----

The number of shares outstanding of registrant's common stock, par value $0.01 per share, at July 24, 2000 was 45,500,000.

We urge investors and security holders to read eFunds Corporation's Registration Statement on Form S-4, including the prospectus relating to the exchange offer described herein, when it becomes available, because they will contain important information. When these and other documents relating to the transaction are filed with the U.S. Securities and Exchange Commission, they may be obtained free at the SEC's web site at www.sec.gov. Holders of Deluxe Corporation (Deluxe) common stock may also obtain each of these documents (when they become available) for free by directing your request to Deluxe Corporation, c/o Shareowner Services, P.O. Box 64873, St. Paul, Minnesota 55164-0873. This communication shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of securities in any state in which the offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

                          PART I. FINANCIAL INFORMATION

    Item 1: Financial Statements
                       eFUNDS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31, 1999   June 30, 2000
                                                                                                   (Unaudited)
    ----------------------------------------------------------------------------------------------------------

    Current Assets                                                                   (dollars in thousands)
      Cash and cash equivalents                                                       $ 35,849        $ 93,289
      Restricted custodial cash                                                          3,429           6,311
      Accounts receivable--net                                                          52,834          60,665
      Deferred income taxes                                                             10,552          13,948
      Income taxes receivable                                                            7,109              --
      Prepaid expenses and other current assets                                          3,061           8,417
                                                                             ---------------------------------
             Total current assets                                                      112,834         182,630
    Long-term Investments                                                                3,347          23,764
    Deferred Income Taxes                                                                1,549           1,554
    Restricted Cash                                                                     28,939          28,748
    Property and Equipment
      Land and land improvements                                                         4,993           6,827
      Buildings and building improvements                                               33,683          44,535
      Computer and other equipment                                                      80,211          85,470
                                                                             ---------------------------------
             Total                                                                     118,887         136,832
    Less accumulated depreciation                                                      (58,414)        (67,637)
                                                                             ---------------------------------
             Property and equipment--net                                                60,473          69,195
    Intangibles
      Cost in excess of net assets acquired--net                                        46,905          44,959
      Internal use software--net                                                        20,746          28,365
      Other intangible assets--net                                                      15,136          15,089
                                                                             ---------------------------------
             Total intangibles                                                          82,787          88,413
                                                                             ---------------------------------
            Total non-current assets                                                   177,095         211,674
                                                                             ---------------------------------
                      Total assets                                                    $289,929        $394,304
                                                                             =================================
    Current Liabilities
      Accounts payable                                                                $ 19,791        $ 22,809
      Accrued liabilities:
        Accrued compensation and employee benefits                                      18,172          19,049
        Accrued contract losses                                                         20,599          27,734
        Reserve for legal proceedings                                                    1,554           1,429
        Other                                                                           22,116          32,423
      Borrowing on lines of credit                                                       3,100           8,568
      Long-term debt due within one year                                                 1,895           2,149
                                                                             ---------------------------------
             Total current liabilities                                                  87,227         114,161
    Long-term Debt                                                                       3,597           2,923
    Other Long-term Liabilities                                                             --              50
    Commitments and Contingencies
    Stockholders' Equity
       Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding
       Common shares $.01 par value; 250,000,000 shares authorized;
             1999 - 40,000,000 shares and 2000 - 45,500,000 shares issued                  400             455
             and outstanding
       Additional paid-in capital                                                      292,198         389,230
       Accumulated deficit                                                             (92,946)       (111,221)
       Accumulated other comprehensive income (loss)                                      (547)         (1,294)
                                                                             ---------------------------------
             Stockholders' equity                                                      199,105         277,170
                                                                             ---------------------------------
                      Total liabilities and stockholders' equity                      $289,929        $394,304
                                                                             =================================

--------------------------------------------------------------------------------
See Notes to Unaudited Consolidated Financial Statements
                       eFUNDS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Quarters Ended June 30,   Six Months Ended June 30,
                                                                   -----------------------   -------------------------
(shares and dollars in thousands, except per share amounts)           1999         2000          1999          2000
----------------------------------------------------------------------------------------------------------------------

Net Sales                                                         $  72,567     $ 100,970     $ 140,423     $ 201,225

Cost of sales, excluding loss contract and asset impairment          45,063        59,439        88,123       118,197
charges
Loss contract and asset impairment charges                               57         9,700           117         9,700
----------------------------------------------------------------------------------------------------------------------
     Total cost of sales                                             45,120        69,139        88,240       127,897
----------------------------------------------------------------------------------------------------------------------
Gross Margin                                                         27,447        31,831        52,183        73,328

Selling, general and administrative expenses                         26,362        37,437        44,785        76,193
----------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                         1,085        (5,606)        7,398        (2,865)
----------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
Legal proceedings                                                        --            --         2,094            --
Other income (expense)                                                 (420)         (488)       (1,286)         (474)
Interest income (expense)                                               275          (494)        1,078        (1,296)
----------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                                       940        (6,588)        9,284        (4,635)
----------------------------------------------------------------------------------------------------------------------
Benefit (Provision) for Income Taxes                                 (3,419)        2,022        (7,949)        1,285
----------------------------------------------------------------------------------------------------------------------
Net (Loss) Income                                                 $  (2,479)    $  (4,566)    $   1,335     $  (3,350)
======================================================================================================================
Net (Loss) Income per Share - Basic and Diluted                   $   (0.06)    $   (0.11)    $    0.03     $   (0.08)
======================================================================================================================
Weighted Average Common Shares Outstanding - Basic and Diluted       40,000        40,060        40,000        40,030
======================================================================================================================

See Notes to Unaudited Consolidated Financial Statements
                       eFUNDS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                     --------------------------
        (dollars in thousands)                                                           1999          2000
    -----------------------------------------------------------------------------------------------------------

    Cash Flows from Operating Activities
    Net Income (Loss)                                                                  $  1,335       $ (3,350)
    Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
          Depreciation                                                                    6,414          5,767
          Amortization of intangibles                                                     4,397          7,665
          Asset impairment charges                                                          117           --
          Equity in pre-acquisition earnings of the professional services segment         1,114           --
          Loss on sales of capital assets                                                   537             89
          Deferred income taxes                                                              28         (3,400)
          Changes in assets and liabilities, net of effects from acquisitions:
               Restricted cash                                                          (13,336)        (2,691)
               Accounts receivable                                                       (1,983)        (7,383)
               Accounts payable                                                           5,328          4,399
               Income taxes receivable/payable                                            7,059          9,497
               Reserve for legal proceedings                                            (34,254)          (125)
               Accrued contract losses                                                   (1,373)         7,134
               Other assets and liabilities                                               4,661          3,286
    -----------------------------------------------------------------------------------------------------------
               Net cash (used in) provided by operating activities                      (19,956)        20,888
    -----------------------------------------------------------------------------------------------------------
    Cash Flows from Investing Activities
    Capital expenditures                                                                (16,573)       (16,023)
    Payments for acquisitions and investments, net of cash acquired                     (35,667)       (20,000)
    Proceeds from sale of capital assets                                                     --            407
    Other                                                                                   (79)           139
    -----------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                                    (52,319)       (35,477)
    -----------------------------------------------------------------------------------------------------------
    Cash Flows from Financing Activities
    Net borrowings on lines of credit                                                        16          5,041
    Net payments on long-term debt                                                       (3,279)          (985)
    Proceeds from initial public offering, net of offering costs of $9.5 million             --         61,995
    Contributions by Deluxe, net                                                         87,696         23,905
    Dividends paid to Deluxe                                                                 --        (13,800)
    -----------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                                 84,433         76,156
    -----------------------------------------------------------------------------------------------------------
    Net Cash Used by Professional Services Segment During December,
        1999 (see Note 7)                                                                    --         (4,127)
    -----------------------------------------------------------------------------------------------------------
    Net Increase  in Cash and Cash Equivalents                                           12,158         57,440
    Cash and Cash Equivalents at Beginning of Period                                     16,055         35,849
    -----------------------------------------------------------------------------------------------------------
    Cash and Cash Equivalents at End of Period                                         $ 28,213       $ 93,289
    -----------------------------------------------------------------------------------------------------------


See Notes to Unaudited Consolidated Financial Statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1. The consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the quarters and the six months ended June 30, 1999 and 2000, and the consolidated statements of cash flows for the six months ended June 30, 1999 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's consolidated annual financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Company's consolidated audited financial statements and related notes included in the final prospectus filed as part of the Company's Registration Statement on Form S-1related to its initial public offering (the S-1).

2. The Company's total comprehensive income (loss) for the quarters ended June 30, 1999 and 2000 was $(3.2) million and $(4.9) million, respectively. Total comprehensive income (loss) for the six months ended June 30, 1999 and 2000 was $0.5 million and $(4.1) million, respectively. The Company's total comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

3. As of June 30, 2000, the Company had a $10.0 million line of credit, denominated in Indian rupees and guaranteed by Deluxe Corporation (Deluxe), available to its international operations at an interest rate of 15.81%. The average amount drawn on this line during the first six months of 2000 was $4.3 million. As of June 30, 2000, $4.8 million was outstanding. The average amount drawn on this line during 1999 was $2.7 million. As of December 31, 1999, $3.1 million was outstanding. This line of credit remains guaranteed by Deluxe until October 1, 2000.

         Deluxe provides the Company with an unsecured revolving credit facility of up to $75 million until the earlier of the effective date of the Company becoming an unaffiliated company via a tax-free exchange offer (the Split-off) or December 31, 2000. Borrowings under the facility will be due at the Split-off or maturity and will accrue interest at the London Interbank Offered Rate, or LIBOR, plus a variable additional margin based on Deluxe's credit rating. As of June 30, 2000, the outstanding balance on the credit facility was $3.8 million at an interest rate of 6.53%. The credit facility includes financial and restrictive covenants. The Company is currently in compliance with all covenants.

4. During 1997, a judgment was entered against the Company in the U.S. District Court for the Western District of Pennsylvania. The case was brought against the Company by Mellon Bank (Mellon) in connection with a potential bid to provide electronic benefit transfer (EBT) services for the Southern Alliance of States. In September 1997, the Company recorded a pretax charge of $40 million to reserve for this judgment and other related costs. In January 1999, the United States Court of Appeals for the Third Circuit affirmed the judgment of the district court and the Company paid $32.2 million to Mellon in February 1999. The portion of the reserve remaining after the payment of this judgment ($2.1 million) was reversed and is reflected in other income in the consolidated statement of operations for the six months ended June 30, 1999.

5. The Company's consolidated balance sheets reflect restructuring accruals of $1.2 million and $1.0 million as of December 31, 1999 and June 30, 2000, respectively, for employee severance costs. During the first quarter of 1999, restructuring accruals of $2.0 million were reversed. These reversals related to the Company's decision in 1999 to retain the international operations of its electronic payments segment. During the second quarter of 2000, additional restructuring accruals of $355,000 were recorded relating to the continuing reorganization of the Company. No accruals were reversed during the second quarter of 2000. These new restructuring charges and reversals are reflected in selling, general and administrative (SG&A) expenses in the consolidated statement of operations for the quarter and six months ended June 30, 2000.

         The following table summarizes the change in the Company's restructuring accruals for the quarter and six months ended June 30, 2000 (dollars in thousands):

                                                   Number of
                                                   employees
                                                    affected         Amount
                                                 --------------- ---------------
             Balance, December 31, 1999                 6            $ 1,242

             Severance paid                            (3)               (91)
             Adjustments to accrual                     1                110
                                                 -------------------------------

             Balance, March 31, 2000                    4               1,261

             Severance paid                            (4)               (582)
             Adjustments to accrual                    30                 355
                                                 -------------------------------

             Balance, June 30, 2000                    30             $ 1,034
                                                 -------------------------------

6. In March 2000, the Company paid cash of $20.0 million for an approximately 24% interest in a limited liability company that provides automated teller machine management and outsourcing services to retailers and financial institutions. This investment is being accounted for under the equity method of accounting and is included in other long-term investments in the Company's consolidated balance sheet as of June 30, 2000. The Company's consolidated financial statements reflect the results of this business subsequent to its acquisition date in other income (expense) within the Company's electronic payments segment. The difference between the carrying value of the investment and the underlying equity in the net assets of the limited liability company is being accounted for in the same manner as goodwill and is being amortized over 15 years.

7. Effective January 1, 2000, the professional services segment, which had previously reported its results of operations and financial position on a one-month lag, changed its reporting dates to coincide with the rest of the Company's subsidiaries. This change, which was made in conjunction with the implementation of the Company's central accounting and financial reporting system, will reflect the financial results of that segment on a more timely basis and will improve operating and planning efficiencies. The results of operations for the professional services segment for the month of December 1999 were excluded from the Company's consolidated statements of operations and were reflected as an adjustment to accumulated deficit during the first quarter of 2000. This segment generated a net loss of $1.1 million in the month of December 1999.

8. During the second quarter of 2000, the Company recorded net charges of $9.7 million for additional expected future losses on the contracts of the government services segment's EBT business. This amount is reflected in cost of sales in the Company's consolidated statements of operations for the quarter and six months ended June 30, 2000. In April 2000, the Company completed negotiations with the prime contractor for a state coalition for which the Company provides EBT services. Prior to this, the Company and the prime contractor were operating without a binding, legally enforceable contract. The Company increased its accrual for expected future losses on long-term service contracts by $12.2 million to reflect the fact that the Company now has a definitive agreement with this contractor. Offsetting this charge was the reversal of $2.5 million of previously recorded contract loss accruals. These reversals resulted from productivity improvements and cost savings from lower than anticipated telecommunications and interchange expenses.

9. The Company has organized its business units into three operating segments based on the nature of the products and services offered by each: electronic payments, professional services and government services. Electronic payments provides transaction processing services and decision support and risk management products to financial institutions, retailers, electronic funds transfer networks and e-commerce providers. Professional services provides information technology consulting and business process management services to financial services companies and to all of the Company's and Deluxe's businesses. Government services provides online EBT services under entitlement programs on behalf of state and local governments and Medicaid eligibility verification services. The Company's segments operate primarily in the United States. The electronic payments and professional services segments also have international operations. Deluxe accounted for 14.7% and 15.1% of the Company's net sales during the quarter and the six months ended June 30, 2000, respectively.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in the Company's notes to the consolidated financial statements included in the Company's Registration Statement on Form S-1 (Registration Number 333-33992). In evaluating segment performance, management focuses on income from operations. The income from operations measurement utilized by management excludes special charges (e.g., certain restructuring charges, asset impairment charges, certain one-time charges that management believes are not reflective of on-going operations, etc.).

         Prior to the acquisition by the Company of the remaining 50% interest in HCL-Deluxe, N.V. (the joint venture pursuant to which the Company's professional services business was created) in April 1999, the results of the Company's professional services business were recorded under the equity method of accounting. As such, the Company recorded its 50% ownership of the joint venture's results of operations prior to the April 1999 acquisition in other expense in the consolidated statements of operations. To be consistent with management reporting, the entire results of the joint venture for the pre-acquisition period are reflected in the business segment information for the professional services segment as if the business had been a consolidated entity.

         Segment information for the quarters and six months ended June 30, 1999 and 2000 is as follows (dollars in thousands):


                                              Electronic     Professional    Government          Total
Quarter Ended June 30, 1999                    Payments        Services       Services         Segments
-------------------------------------------------------------------------------------------------------

Net sales to unaffiliated external
       customers                                $ 58,715          $ 2,955       $11,883        $ 73,553

Net sales to external affiliates                      54              997            --           1,051

Total net sales to external customers             58,769            3,952        11,883          74,604

Intersegment sales                                    --              626            --             626
Operating income (loss) excluding
       special charges                             4,250           (1,582)       (1,272)          1,396

Special charges                                       --              898            --             898
Operating income (loss) including
       special charges                             4,250           (2,480)       (1,272)            498

Depreciation and amortization expense              5,585              278            --           5,863

Segment assets                                   193,750           33,897        37,032         264,679

Capital purchases                                  8,546              353            60           8,959
-------------------------------------------------------------------------------------------------------


                                              Electronic     Professional    Government          Total
Quarter Ended June 30, 2000                    Payments        Services       Services         Segments
-------------------------------------------------------------------------------------------------------
Net sales to unaffiliated external
       customers                                $ 71,829         $ 3,353        $10,987        $ 86,169

Net sales to external affiliates                     240          14,561             --          14,801

Total net sales to external customers             72,069          17,914         10,987         100,970

Intersegment sales                                    --           2,964             --           2,964
Operating income (loss) excluding
       special charges                             5,525            (385)         1,829           6,969

Special charges                                    2,135             740          9,700          12,575
Operating income (loss) including
       special charges                             3,390          (1,125)        (7,871)         (5,606)

Depreciation and amortization expense              5,955             938             --           6,893

Segment assets                                   327,425          38,971         26,354         392,750

Capital purchases                                  6,813             413             --           7,226
-------------------------------------------------------------------------------------------------------


                                              Electronic     Professional    Government          Total
Six Months Ended June 30, 1999                 Payments        Services       Services         Segments
-------------------------------------------------------------------------------------------------------
Net sales to unaffiliated external
       customers                                $115,203          $4,710       $23,193         $143,106

Net sales to external affiliates                     112           1,530            --            1,642

Total net sales to external customers            115,315           6,240        23,193          144,748

Intersegment sales                                    --             885            --              885
Operating income (loss) excluding
       special charges                            10,387          (2,232)       (1,093)           7,062

Special charges                                       --             898            --              898
Operating income (loss) including
       special charges                            10,387          (3,130)       (1,093)           6,164

Depreciation and amortization expense             10,583             371            --           10,954

Capital purchases                                 16,083             498           137           16,718
-------------------------------------------------------------------------------------------------------


                                              Electronic     Professional    Government          Total
Six Months Ended June 30, 2000                 Payments        Services       Services         Segments
-------------------------------------------------------------------------------------------------------
Net sales to unaffiliated external
       customers                                $140,915         $ 7,091       $22,777         $170,783

Net sales to external affiliates                     478          29,964            --           30,442

Total net sales to external customers            141,393          37,055        22,777          201,225

Intersegment sales                                    --           4,705            --            4,705
Operating income (loss) excluding
       special charges                             7,374          (1,528)        3,864            9,710

Special charges                                    2,135             740         9,700           12,575
Operating income (loss) including
       special charges                             5,239          (2,268)       (5,836)          (2,865)

Depreciation and amortization expense             11,620           1,812            --           13,432

Capital purchases                                 13,498           2,525            --           16,023
-------------------------------------------------------------------------------------------------------



 Segment information reconciles to consolidated amounts as follows (dollars in thousands):

                                                                 Quarters Ended June 30,      Six Months Ended June 30,
                                                                -------------------------     -------------------------
                                                                   1999           2000           1999           2000
                                                                ----------     ----------     ----------     ----------

Total net sales to external customers
    Total segment net sales to external customers               $  74,604      $ 100,970      $ 144,748      $ 201,225
    Professional services pre-acquisition elimination              (2,037)            --         (4,325)            --
                                                                ----------     ----------     ----------     ----------
         Total consolidated net sales to external customers     $  72,567      $ 100,970      $ 140,423      $ 201,225
                                                                ==========     ==========     ==========     ==========

Operating income (loss) including special charges
     Total segment operating income (loss)                      $     498      $  (5,606)     $   6,164      $  (2,865)
     Professional services pre-acquisition elimination                587             --          1,234             --
                                                                ----------     ----------     ----------     ----------
          Total consolidated operating income (loss)            $   1,085      $  (5,606)     $   7,398      $  (2,865)
                                                                ==========     ==========     ==========     ==========

Depreciation and amortization expense
     Total segment depreciation and amortization expense        $   5,863      $   6,893      $  10,954      $  13,432
     Professional services pre-acquisition elimination                (49)            --           (143)            --
                                                                ----------     ----------     ----------     ----------
          Total consolidated depreciation and
          amortization expense                                  $   5,814      $   6,893      $  10,811      $  13,432
                                                                ==========     ==========     ==========     ==========

Capital expenditures
     Total segment capital expenditures                         $   8,959      $   7,226      $  16,718      $  16,023
     Professional services pre-acquisition elimination                 --             --           (145)            --
                                                                ----------     ----------     ----------     ----------
          Total consolidated capital expenditures               $   8,959      $   7,226      $  16,573      $  16,023
                                                                ==========     ==========     ==========     ==========

                                                                          June 30,
                                                                  -----------------------
                                                                    1999           2000
                                                                  ---------     ---------

Total assets
  Total segment assets                                            $ 264,679     $ 392,750
  Long-term deferred tax asset not allocated to segments                245         1,554
                                                                  ---------     ---------
    Total consolidated assets                                     $ 264,924     $ 394,304
                                                                 ==========     =========

         Revenues are attributed to geographic areas based on the location of the assets and employees producing the revenues. The Company's operations by geographic area are as follows (in thousands):

                                      Total Net Sales to External Customers                      Long-Lived Assets
                             --------------------------------------------------------        ------------------------
                             Quarters Ended June 30,        Six Months Ended June 30,                June 30,
                             -----------------------        -------------------------        ------------------------
                               1999           2000             1999            2000            1999             2000
                             --------       --------        ---------        --------        --------        --------

United States                $ 67,730       $ 94,366         $131,173        $188,524        $ 55,542        $ 62,837
United Kingdom                  4,635          4,613            9,048           8,396           2,373           1,964
India                             202          1,991              202           4,305           2,060           4,363
Other foreign countries             -              -                -               -              43              31
                             --------       --------        ---------        --------        --------        --------
Total consolidated           $ 72,567       $100,970         $140,423        $201,225        $ 60,018        $ 69,195
                             ========       ========        =========        ========        ========        ========


10. In January 2000, Deluxe announced that its board of directors approved a plan to operate the Company as a separate, independent, publicly traded company. The Company issued 5.5 million shares of common stock to the public in June 2000. Subsequent to this initial public offering, Deluxe continues to own 40 million shares of the Company's common stock, representing 87.9% of the Company's total outstanding common shares. Proceeds from the offering, based on the offering price of $13.00 per share, totaled $71.5 million ($62.0 million, net of offering expenses).


         Deluxe has announced that it plans to distribute all of its shares of the Company's common stock to its shareholders through an exchange offer under which Deluxe's shareholders will be given the opportunity to tender some or all of their Deluxe common shares in exchange for common shares of the Company owned by Deluxe (the Split-off). Deluxe's plans for a Split-off are subject to receiving a private letter ruling from the Internal Revenue Service that the Split-off will be tax-free to Deluxe and its shareholders for U.S. federal income tax purposes. Deluxe has the sole discretion to determine whether to proceed with the Split-off based on the best interests of Deluxe's shareholders and to decide what will be the timing, structure and terms of the Split-off. Subject to these conditions, Deluxe plans to complete the Split-off prior to December 31, 2000. Deluxe has submitted a private letter ruling request to the Internal Revenue Service. The Company cannot be certain when or whether Deluxe will receive a favorable tax ruling from the Internal Revenue Service, or that the distribution by Deluxe will be completed. If Deluxe does not complete the Split-off, Deluxe will continue to control the Company and it may not realize the benefits from our separation from Deluxe that are anticipated.

11. Certain amounts in the consolidated statement of operations in 1999 have been reclassified to conform with the 2000 presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Company Profile
---------------

         We provide transaction processing and risk management services to financial institutions, retailers, electronic funds transfer networks, e-commerce providers and government agencies and offer information technology consulting and business process management services, both on a standalone basis and as a complement to our electronic payments business. Our electronic payments segment provides transaction processing services and decision support and risk management products to financial institutions, retailers, electronic funds transfer networks and e-commerce providers. Our professional services segment provides information technology consulting and business process management services to financial services companies and to all of the Company's and Deluxe Corporation's (Deluxe) businesses. Our government services segment provides online electronic benefits transfer (EBT) under entitlement programs on behalf of state and local governments and Medicaid eligibility verification services. We operate primarily in the United States. The electronic payments and professional services segments also have international operations.

         Our businesses have historically been operated as internal units of Deluxe. In April 1999, Deluxe announced that it was changing its business model to a holding company structure with four independently operated business units: paper payments, electronic payments, professional services, and government services. In January 2000, Deluxe announced that its board of directors had approved a plan to combine our businesses into a separate, independent, publicly traded company.

         We issued 5.5 million shares of common stock to the public in June 2000. Subsequent to this initial public offering, Deluxe continues to own 40 million shares of our common stock, representing 87.9% of our total outstanding common shares. Proceeds from the offering, based on the offering price of $13.00 per share, totaled $71.5 million ($62.0 million, net of offering expenses).

         Deluxe has announced that it plans to distribute all of its shares of our common stock to its shareholders through an exchange offer under which Deluxe's shareholders will be given the opportunity to tender all or some of their Deluxe common shares in exchange for common shares of us owned by Deluxe (the Split-off). Deluxe's plans for a Split-off are subject to receiving a private letter ruling from the Internal Revenue Service that the Split-off will be tax-free to Deluxe and its shareholders for U.S. federal income tax purposes. Deluxe has the sole discretion to determine whether to proceed with the Split-off based on the best interests of Deluxe's shareholders and to decide what will be the timing, structure and terms of the Split-off. Subject to these conditions, Deluxe plans to complete the Split-off prior to December 31, 2000. Deluxe has submitted a private letter ruling request to the Internal Revenue Service. We cannot be certain when or whether Deluxe will receive a favorable tax ruling from the Internal Revenue Service, or that the distribution by Deluxe will be completed. If Deluxe does not complete the Split-off, Deluxe will continue to control us and we may not realize the benefits from our separation from Deluxe that we anticipate.

         We have entered into various agreements related to transition and ongoing relationships with Deluxe. These agreements relate to, among other things, information technology development, business process management, employee benefits, tax sharing, real estate, data sharing, indemnification and transition services. For transition services, we will compensate Deluxe for providing services and will negotiate third-party rates after the transition arrangements terminate. The transition period varies depending on the agreement but many transition services will terminate upon completion of the Split-off. Some of the transition agreements may be extended beyond the initial transition period.

         Our consolidated financial statements have been prepared using the historical results of operations and historical bases of the assets and liabilities of the Deluxe businesses that comprise our Company. The consolidated financial statements also include allocations to us of certain liabilities and expenses, including profit sharing, post-retirement, non-qualified deferred compensation and other employee benefits: information technology services, facility costs, and other Deluxe administrative services costs. The expense allocations have been determined on bases that both Deluxe and we considered to be a reasonable reflection of the utilization of the services provided to us or the benefit received by us. The expense allocation methods are based on headcount, transaction processing costs, square footage and relative sales.

         The financial information presented in this report many not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for the periods presented nor is it indicative of our future financial position, results of operations or cash flows. We anticipate that many changes will occur in our funding and operations as a result of our operation as an independent entity and through the Split-off. In particular, our business was conducted as three business segments by Deluxe. Accordingly, our financial statements reflect those business segments: electronic payments, professional services and government services. It is our intention to integrate our operations more fully, which may change our presentation of segment information in future periods.

Results of Operations - Quarter and Six Months Ended June 30, 1999 Compared to
------------------------------------------------------------------------------
the Quarter and Six Months Ended June 30, 2000
----------------------------------------------

         The following table presents, for the periods indicated, the relative composition of net sales and selected statements of operations data as a percentage of sales:

                                                     Quarters Ended         Six Months Ended
                                                   ------------------     -------------------
                                                         June 30,               June 30,
                                                         --------               --------
                                                    1999        2000        1999        2000
                                                    ----        ----        ----        ----

Net sales:
         Electronic payments                        81.0%       71.4%       82.1%       70.3%
         Professional services                       2.6        17.7         1.4        18.4
         Government services                        16.4        10.9        16.5        11.3
                                                   -------     -------      ------     -------

                  Total net sales                  100.0       100.0       100.0       100.0
                                                   -------     -------      ------     -------

Cost of sales:
         Electronic payments                        45.5        39.7        47.1        39.3
         Professional services                       2.0        11.5         1.0        11.5
         Government services:
             Cost of sales                          14.6         7.7        14.6         8.0
             Loss contract charge and asset
             impairment charges                      0.1         9.6         0.1         4.8
                                                   -------     -------      ------     -------

                  Total cost of sales               62.2        68.5        62.8        63.6
                                                   -------     -------      ------     -------

Gross margin                                        37.8        31.5        37.2        36.4
                                                   -------     -------      ------     -------

Selling, general and administrative expenses        36.3        37.0        31.9        37.9
                                                   -------     -------      ------     -------

Income (loss) from operations                        1.5        (5.5)        5.3        (1.5)

Other income (expense):
         Legal proceedings                            --          --         1.5         --
         Other (expense)                            (0.6)       (0.5)       (0.9)       (0.2)
         Interest income (expense)                   0.4        (0.5)        0.8        (0.6)
                                                   -------     -------      ------     -------

Income (loss) before income taxes                    1.3        (6.5)        6.7        (2.3)
                                                   -------     -------      ------     -------

Benefit (Provision) for income taxes                (4.7)        2.0        (5.7)        0.6
                                                   -------     -------      ------     -------

Net (loss) income                                   (3.4)%      (4.5)%       1.0%       (1.7)%
                                                   =======     =======      ======     =======

         Net sales - Net sales increased $28.4 million, or 39.1%, to $101.0 million during the second quarter of 2000 from $72.6 million in the second quarter of 1999. Net sales increased $60.8 million, or 43.3%, to $201.2 million during the first six months of 2000 from $140.4 million in the first six months of 1999. On a full year pro forma basis taking into account our acquisition of the remaining 50% interest in our professional services business in April 1999, net sales increased $26.4 million, or 35.3%, to $101.0 million during the second quarter of 2000 from $74.6 million in the second quarter of 1999 and $56.5 million, or 39.0%, to $201.2 million during the first six months of 2000 from $144.7 million in the first six months of 1999.

         Electronic payments net sales increased $13.3 million, or 22.6%, to $72.1 million during the second quarter of 2000 from $58.8 million in the second quarter of 1999. Net sales increased $26.1 million, or 22.6%, to $141.4 million during the first six months of 2000 from $115.3 million in the first six months of 1999. Increased collections services, higher inquiry volume for our account verification business coupled with a price increase for these services, an agreement with an information solutions provider to allow it to use our DebitBureauSM database with certain of its products and services, and higher software sales contributed to our second quarter and six months growth. Transaction processing volumes increased 16.6% over the second quarter of 1999 and 19.6% over the first six months of 1999. Account verification inquiry volumes increased 13.6% versus the second quarter of 1999 and 17.6% over the first six months of 1999.

         Professional services net sales increased $16.0 million to $17.9 million during the second quarter of 2000 from $1.9 million in the second quarter of 1999. Net sales increased $35.2 million to $37.1 million during the first six months of 2000 from $1.9 million in the first six months of 1999. Net sales were not recorded for professional services in the first quarter of 1999 because of equity accounting prior to our acquisition of the remaining 50% interest in our professional services business in April 1999. On a pro forma basis taking into account this acquisition as if it had occurred on January 1, 2000, professional services net sales increased $14.0 million to $17.9 million from $3.9 million in the second quarter of 1999. Pro forma net sales increased $30.9 million in the first six months of 2000 to $37.1 million from $6.2 million during the first six months of 1999. The growth on both a quarterly and year to date basis was due to the new contract with Deluxe and growth in services to financial institutions. However, it is not expected that the quarterly and year to date growth rates over pro forma 1999 results are indicative of future results due to the one time impact of the Deluxe contract.

         Deluxe has been, and is expected to continue to be, a significant customer for our professional services business. Our sales to Deluxe were $14.8 million, or 14.7% of our total net sales, in the second quarter of 2000 and $30.4 million, or 15.1% of our total net sales, for the first six months of 2000. Sales to Deluxe were 81.3% of professional services net sales in the second quarter of 2000 and 80.9% of its net sales for the first six months of 2000. For our electronic payments business, sales to Deluxe during the second quarter and first six months of 2000 were 0.3% in both periods.

         Beginning in 2000, our software services to Deluxe have been formalized into a five year software development outsourcing agreement. During the term of the agreement, we anticipate that Deluxe will spend approximately $43 million per year for software development based on the actual number of hours of information technology services that we provide to Deluxe. If Deluxe fails to reach the $43 million spending target, it will be obligated to make payments for a portion of our fees based on our estimates of lost profits. We also will provide business process management services to Deluxe, including accounts receivable, accounts payable and other general accounting services as well as data entry services. Deluxe's annual minimum spending target for business process management services will range from $8.1 million in 2000 to $4.2 million in 2004. The provision of services by us under the agreement is non-exclusive, and Deluxe may contract with any third party for the provision of professional services.

         Government services net sales decreased $0.9 million, or 7.5%, to $11.0 million during the second quarter of 2000 from $11.9 million in the second quarter of 1999. Net sales decreased $0.4 million, or 1.8%, to $22.8 million during the first six months of 2000 from $23.2 million in the first six months of 1999. This decrease for the quarter was primarily due to the expiration of the Maryland electronic benefit transfer contract. For the first six months, lower EBT revenue was partially offset by increased volume in Medicaid eligibility verification services. We expect revenue in this segment to continue to decline each year as existing contracts expire.

         Cost of sales - Cost of sales increased $24.0 million, or 53.2%, to $69.1 million during the second quarter of 2000 from $45.1 million in the first quarter of 1999. Cost of sales increased $39.7 million, or 44.9%, to $127.9 million during the first six months of 2000 from $88.2 million in the first six months of 1999. As a percentage of net sales, cost of sales increased to 68.5% during the second quarter of 2000 as compared to 62.2% in the second quarter of 1999 and increased to 63.6% during the first six months of 2000 as compared to 62.8% in the first six months of 1999. These increases in cost of sales as a percentage of net sales were due to additional net charges of $9.7 million for loss contracts in the government services business. Excluding these net charges, cost of sales as a percentage of net sales would have been 58.9% in the second quarter of 2000 and 58.7% for the first six months of 2000.

         Electronic payments cost of sales increased $7.0 million, or 21.2%, to $40.0 million during the second quarter of 2000 from $33.0 million in the second quarter of 1999. Cost of sales increased $12.8 million, or 19.3%, to $79.0 million during the first six months of 2000 from $66.2 million in the first six months of 1999. As a percentage of electronic payments net sales, cost of sales decreased to 55.5% during the second quarter of 2000 as compared to 56.2% during the second quarter of 1999 and decreased to 55.9% during the first six months of 2000 as compared to 57.4% during the first six months of 1999. These decreases were due primarily to a shift toward electronic customer inquiries for our account verification business, which generate higher margins, and increased utilization of existing infrastructure.

         Professional services cost of sales increased $10.1 million to $11.6 million during the second quarter of 2000 from $1.5 million in the second quarter of 1999. Cost of sales increased $21.7 million to $23.2 million during the first six months of 2000 from $1.5 million in the first six months of 1999. As a percentage of professional services net sales, cost of sales decreased to 55.7% in the second quarter of 2000 compared to 64.9% in the second quarter of 1999 and decreased to 55.6% in the first six months of 2000 compared to 64.9% in the first six months of 1999. We recorded no cost of sales for professional services in first quarter 1999 because of equity accounting prior to our acquisition of the remaining 50% interest in this business in April 1999. On a full year pro forma basis taking into account this acquisition as if it had occurred on January 1, 2000, cost of sales for professional services increased $8.8 million to $11.6 million from $2.8 million in second quarter 1999 and increased $18.9 million from $4.3 million to $23.2 million in the first six months of 1999. As a percentage of professional services net sales, pro forma cost of sales were 60.8% during the second quarter of 1999 and 60.4% in the first six months of 1999. The percentage decreases in 2000 from pro forma 1999 results were due to the execution of more profitable contracts, less reliance on sub-contractors and an increasing portion of work being performed at our India facilities where margins are higher.

         Government services cost of sales increased $6.9 million, or 64.6%, to $17.5 million during the second quarter of 2000 from $10.6 million in the second quarter of 1999. Cost of sales increased $5.1 million, or 25.0%, to $25.7 million during the first six months of 2000 from $20.6 million in the first six months of 1999. As a percentage of government services net sales, cost of sales increased to 159.4% during the second quarter of 2000 as compared to 89.5% in the second quarter of 1999 and increased to 112.9% during the first six months of 2000 as compared to 88.7% in the first six months of 1999. These increases were due to additional net charges of $9.7 million for additional expected future losses on EBT contracts. In April 2000, we completed negotiations with the prime contractor for a state coalition for which we provide EBT services. Previously, we were operating without a binding, legally enforceable contract with this contractor. We increased our accrual for expected future losses on long-term service contracts by $12.2 million to reflect the fact that we now have a definitive agreement with this contractor. Offsetting this charge was the reversal of $2.5 million of previously recorded contract loss accruals resulting from productivity improvements and cost savings from lower than anticipated telecommunications and interchange expenses. Excluding the $9.7 million of net charges, cost of sales as a percentage of net sales would have been 71.1% in the second quarter of 2000 and 70.3% for the first six months of 2000. This reduction is a reflection of programs implemented in order to reduce the cost of supporting a declining revenue stream in future years in the government services business.

         Gross margin - Gross margin increased $4.4 million, or 16.0%, to $31.8 million during the second quarter of 2000 from $27.4 million in the second quarter of 1999. Gross margin increased $21.1 million, or 40.5%, to $73.3 million during the first six months of 2000 from $52.2 million in the first six months of 1999. As a percentage of net sales, gross margin decreased to 31.5% during the second quarter of 2000 as compared to 37.8% in the second quarter of 1999 and decreased to 36.4% during the first six months of 2000 as compared to 37.2% in the first six months of 1999. The decreases in gross margin as a percentage of net sales were due to the additional net charges of $9.7 million for loss contracts in the government services business. Excluding these net charges, gross margin as a percentage of net sales would have been 41.1% in the second quarter of 2000 and 41.3% for the first six months of 2000.

         Selling, general and administrative (SG&A) expenses - SG&A expenses increased $11.0 million, or 42.0%, to $37.4 million during the second quarter of 2000 from $26.4 million in the second quarter of 1999. SG&A expenses increased $31.4 million, or 70.1%, to $76.2 million during the first six months of 2000 from $44.8 million in the first six months of 1999. As a percentage of net sales, SG&A expenses increased to 37.1% during the second quarter of 2000 compared to 36.3% in the second quarter of 1999 and increased to 37.9% during the first six months of 2000 as compared to 31.9% in the first six months of 1999. Costs of $2.9 million incurred in the second quarter of 2000 for transition costs related to the separation of our Company from Deluxe and severance contributed to the SG&A increase versus 1999. The remaining increase was largely driven by infrastructure expenditures needed to support higher levels of business in the professional services area both in the United States and India. We will incur additional costs and expenses associated with the separation from Deluxe in future periods. For the first six months of 2000, the increase in SG&A was primarily due to the acquisition of the remaining 50% interest in our professional services business in April 1999. No SG&A expenses were recorded for professional services in the first quarter of 1999 because of equity accounting prior to this acquisition. Other factors contributing to the year to date increase were additional promotional advertising geared toward creating brand awareness of the eFunds name, infrastructure investments and increased goodwill expense due to the acquisition of an electronic check conversion company in February 1999. Also, in the first quarter of 1999, $2.0 million of restructuring accruals from prior periods were reversed, reducing SG&A expenses for the first six months of that year.

         Other income (expense) - Other expense was $488,000 during the second quarter of 2000 compared to $420,000 in the second quarter of 1999. Other expense was $474,000 during the first six months of 2000 compared to $1.3 million in the first six months of 1999. The larger expense in 1999 was primarily due to losses recorded under the equity method of accounting for the professional services business. Prior to our acquisition of the remaining ownership interest in this business in April 1999, we recorded our 50% share of the joint venture's losses in other expense.

         Interest income (expense) - Interest expense was $494,000 during the second quarter of 2000 compared to interest income of $275,000 in the second quarter of 1999. Interest expense during the first six months of 2000 was $1.3 million compared to interest income of $1.1 million in the first six months of 1999. The change resulted from intercompany interest from Deluxe offset by the addition of a credit facility in India. In 1999, interest was earned from Deluxe on intercompany receivables. This intercompany receivable was declared as a dividend to Deluxe at the end of 1999. During the first six months of 2000, net intercompany balances were in a payable position to Deluxe and resulted in intercompany interest expense.

         Provision for income taxes - Our effective tax rate during the second quarter of 2000 was 30.7%, compared to the second quarter of 1999 rate of 363.7%. The effective tax rate for the first six months of 2000 was 27.7% compared to the first six months of 1999 rate of 85.6%. The higher rates in the 1999 quarter and six month periods were due primarily to losses in the professional services business for which no benefit could be recognized. The 2000 rates are further reduced by the utilization of foreign net operating loss carryforwards.


Liquidity, Capital Resources and Financial Condition

         As of June 30, 2000, cash and cash equivalents were $93.3 million. We also had $6.3 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients and had supplied $28.7 million in restricted cash to ATMs managed by a client who is a provider of ATM management and outsourcing services. We have agreed to make up to $35 million of cash available for this purpose.

         At June 30, 2000, we also had a $10.0 million line of credit, denominated in Indian rupees and guaranteed by Deluxe, available for use by our international operations at an interest rate of 15.81%. The average amount drawn on this line during the first six months of 2000 was $4.3 million. As of June 30, 2000, $4.8 million was outstanding. This line of credit remains guaranteed by Deluxe until October 1, 2000.

         Deluxe provides us with an unsecured revolving credit facility of up to $75 million until the earlier of the Split-off or December 31, 2000. Borrowings under the facility will be due at the Split-off or maturity and will accrue interest at the London Interbank Offered Rate, or LIBOR, plus a variable additional margin based on Deluxe's credit rating. As of June 30, 2000, the outstanding balance on the credit facility was $3.8 million at an interest rate of 6.53%. The credit facility includes financial and restrictive covenants. We are currently in compliance with all covenants. We intend to replace this facility with a new credit facility with one or more financial institutions prior to the earlier of the Split-off or maturity. A replacement credit facility may not be available to us, or if available, we may not be able to obtain it on a timely basis or on terms acceptable to us.

         The following table sets forth a summary of cash flow activity and should be read in conjunction with our consolidated statements of cash flows:

                                                               Summary of Cash Flows
                                                             Six Months Ended June 30,
                                                          --------------------------------
                                                              1999              2000
                                                          --------------    --------------
                                                                    (in thousands)

Cash (used in) provided by operating activities               $(19,956)          $20,888
Cash used in investing activities                              (52,319)          (35,477)
Cash provided by financing activities                           84,433            76,156
Cash used by certain international operations
   during December, 1999                                            --            (4,127)
                                                          --------------     -------------
Net increase in cash and cash equivalents                      $12,158           $57,440
                                                          ==============     =============


         Cash provided by operating activities during the six months ended June 30, 2000 was $20.9 million, primarily due to non-cash charges for depreciation and amortization and the timing of income tax payments. Cash used in operating activities during the six months ended June 30, 1999 was $20.0 million, primarily due to the use of $32.2 million to pay a judgment to Mellon Bank in a legal proceeding related to our government services business for which we had accrued $40 million in 1997.

         Cash used in investing activities was $35.5 million during the six months ended June 30, 2000, due in part to purchases of capital assets of $16.0 million, including $9.8 million for product development related expenditures. We also invested $20.0 million to purchase a 24% interest in a provider of ATM management and outsourcing services to retailers and financial institutions. Cash used in investing activities was $52.3 million during the six months ended June 30, 1999, primarily due to purchases of capital assets of $16.6 million, including $5.8 million for product development related expenditures. We also invested net cash of $35.7 million to purchase the remaining 50% interest in our professional services business and an electronic check conversion company.

         Cash provided from financing activities was $76.2 million the during six months ended June 30, 2000. Cash provided by our initial public offering was $62.0 million. Cash provided by Deluxe was $23.9 million and dividends paid to Deluxe were $13.8 million. We obtained $5.0 million from borrowings on short-term debt and used cash to repay debt of $1.0 million. Cash provided from financing activities was a net $84.4 million during the six months ended June 30, 1999, of which $87.7 million was provided by Deluxe. We used cash to repay debt of $3.3 million.

         Net cash used by the professional services segment during December 1999 represents the change in the results of operations and financial position of our professional services business. Previously, this business reported their results of operations and financial position on a one-month lag. In January 2000, this business changed its reporting period to coincide with the rest of our Company.

         We had capital expenditures of $16.0 million in the six months ended June 30, 2000, and $38.2 million during calendar 1999. We anticipate an increase in our capital expenditures in 2000 to complete the integration of existing infrastructure and for continued spending on product development. In particular, we intend to consolidate our data centers and customer contract centers. Portions of these projects will extend into 2001. Deferring portions of these projects has reduced our prior expectations regarding capital expenditures in 2000 and we currently estimate our 2000 capital expenditures to be approximately $50 million.

         We believe that cash generated from operations, borrowings under our credit facilities and the net proceeds from our offering will provide sufficient funds for our operations for the foreseeable future. We will likely expend approximately $25 million of the net proceeds from our initial public offering to support our capital expenditures, $10 million for the creation of the infrastructure needed to enable us to operate as a stand-alone entity and $10 million for product development activities. Some of the net proceeds from our offering may be used to fund future acquisitions and investments. If future acquisitions and investments should require cash in excess of the amount of net proceeds from our offering and cash generated from operations, we would consider our financing alternatives at that time.


Recent Developments

         We issued 5.5 million shares of common stock to the public in June 2000. Subsequent to this initial public offering, Deluxe continues to own 40 million shares of our common stock, representing 87.9% of our total outstanding common shares. Proceeds from the offering, based on the offering price of $13.00 per share, totaled $71.5 million ($62.0 million, net of offering expenses).

         Deluxe has announced that it plans to distribute all of its shares of our common stock to its shareholders through an exchange offer under which Deluxe's shareholders will be given the opportunity to tender all or some of their Deluxe common shares in exchange for common shares of us owned by Deluxe (the Split-off). Deluxe's plans for a Split-off are subject to receiving a private letter ruling from the Internal Revenue Service that the Split-off will be tax-free to Deluxe and its shareholders for U.S. federal income tax purposes. Deluxe has the sole discretion to determine whether to proceed with the Split-off based on the best interests of Deluxe's shareholders and to decide what will be the timing, structure and terms of the Split-off. Subject to these conditions, Deluxe plans to complete the Split-off prior to December 31, 2000. Deluxe has submitted a private letter ruling request to the Internal Revenue Service. We cannot be certain when or whether Deluxe will receive a favorable tax ruling from the Internal Revenue Service, or that the distribution by Deluxe will be completed. If Deluxe does not complete the Split-off, Deluxe will continue to control us and we may not realize the benefits from our separation from Deluxe that we anticipate.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         We operate internationally, and so are subject to potentially adverse movements in foreign currency rate changes. We have not entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. As of June 30, 2000, we have borrowed $4.8 million on a line of credit denominated in Indian rupees. The rate on the borrowing remains fixed for the term of the borrowing. The rupee-denominated funds borrowed are used exclusively by the business within India to pay for expenses denominated in Indian rupees.

         We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Indian rupee and the British pound. We do not believe that a change in the Indian rupee and British pound exchange rates of 10% would result in a material effect on our future earnings, financial position or cash flows.

                           PART II - OTHER INFORMATION


                            Item 1. Legal Proceedings

     On May 14, 1999, we filed a trademark infringement action against Citizen Advisers, Inc. in the United States District Court for the Central District of California. The complaint alleges false designation of origin and trademark infringement, trade name infringement and unfair competition under California law regarding the use of the "E FUND" mark and efund.com internet domain by Citizen Advisers. We are seeking injunctive relief to prevent Citizen Advisers from using the "E FUND" mark and efund.com internet domain, cancellation of Citizen Advisers trademark registration of the "E FUND" mark and damages and expenses, including attorneys' fees. On July 25, 2000, counsel to Citizen Advisers indicated that Citizen Advisers intends to seek to amend its answer in this action to assert counter-claims against us based on our use of the mark "eFunds." The case is in the discovery stage and no trial date has been set.

     On June 2, 2000, we and Deluxe were sued by James Stern in the Los Angeles Superior Court. Mr. Stern alleges that our ChexSystems product racially profiles and discriminates against minorities and prevents customers from living above the poverty level. We consider this complaint to be frivolous and wholly without merit. We do not believe that our products and services are discriminatory. We do not maintain data describing the racial or ethnic origin of consumers. Further, as a consumer reporting agency we are only a provider of information to institutions who access our databases. These institutions have the final decision regarding whether to open or decline an account. Our client banks have their own policies on when they close a particular account and when they supply the closure record to us. The financial institutions also decide when to access our database when evaluating an application for account and what weight to give any information that we supply them.

                Item 2. Changes in Securities and Use of Proceeds
                -------------------------------------------------

         The Registration Statement on Form S-1 (Registration No. 333-33992) related to our initial public offering of shares of our common stock (together with certain associated preferred stock purchase rights) was declared effective on June 26, 2000, and the related offering commenced on June 27, 2000. The offering was managed by Lehman Brothers Inc., Bear Stearns & Co. Inc., FAC Equities, a division of First Albany Corporation, and John G. Kinnard & Company, Incorporated. We sold 5,500,000 shares at a price of $13.00 per share on June 30, 2000 for an aggregate public offering price of $71,500,000. The following table summarizes the costs and expenses incurred for our account in connection with the offering:


            Underwriting discounts and commissions..............................  $5,005,000
            Finder's Fees.......................................................           0
            Expenses and financial advisory fees paid for or to underwriters....     402,783*
            SEC Registration Fee................................................      30,360
            NASD Filing Fee.....................................................      12,000
            Nasdaq Filing Fee...................................................      95,000
            Blue Sky fees and expenses..........................................      10,000*
            Accountants' fees and expenses......................................   2,000,000*
            Legal fees and expenses.............................................   1,600,000*
            Printing and engraving expenses.....................................     230,000*
            Transfer agent and registrar fees...................................      50,000*
            Miscellaneous expenses..............................................      69,857*
                                                                                  ----------
                 Total..........................................................  $9,505,000*
                                                                                  ==========

         ------------
         * Estimated.

         The net offering proceedings to the Company after deducting the total expenses described above is estimated to be $61,995,000. The following table summarizes the amount of these net offering proceeds that were used during the quarter ended June 30, 2000 for the purposes shown:


            Construction of plants, buildings and facilities....................  $         0
            Purchase and installation of machinery and equipment................            0
            Purchases of real estate............................................            0
            Acquisition of other businesses.....................................            0
            Repayment of indebtedness...........................................            0
            Working capital.....................................................            0
            Temporary investments (money market funds and commercial paper
            having a maturity of two weeks or less).............................   61,995,000
                                                                                  -----------
                 Total..........................................................  $61,995,000
                                                                                  ===========


         None of the expenses incurred for the Company's account in connection with the offering nor the proceeds thereof were paid to any director, officer, or general partner of the Company and its associates or to any person owning 10 percent or more of any class of the Company's securities or otherwise affiliated with the Company.

                            Item 5. Other Information

Risk Factors and Cautionary Statements.
--------------------------------------
When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases, letters to shareholders and in oral statements made by the Company's representatives, the words or phrases "should result," "are expected to," "targeted," "will continue," "will approximate," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

   Risks Relating to Our Business and Industry

     We have had net losses over the past several years, and we may not achieve or sustain profitability.

     We had net losses of $8.2 million in 1999, $14.6 million in 1998 and $34.1 million in 1997, and we may not achieve or maintain profitability. Our ability to achieve profitability will depend on growth in electronic debit payments, our ability to attract new clients, the market acceptance of our new products and services and our ability to control further losses on government services contracts. In addition, our professional services business, which we began to offer in September 1997, contributed operating losses of $10.7 million in 1999, $3.4 million in 1998 and $1.6 million in 1997. As a consequence, the prospects for our professional services business must be considered in light of the risks and uncertainties encountered by businesses in the early stage of development in new and rapidly evolving markets.

     Our government services business has not been profitable and Deluxe's indemnification may not be adequate.

     Our government services business contributed operating losses of approximately $6.6 million in 1999, $47.7 million in 1998 and $12.3 million in 1997. These amounts include losses we recognized in 1999 and 1998 that represent probable future losses from unprofitable long-term service contracts and the write-off of assets associated with this business. The losses on the long-term service contracts result from the revenues from the contracts being lower than expected and the expenses to service the contract being higher than anticipated. The assets associated with the government services business were written off because this business has a negative overall cash flow and its assets have no resale value. We intend to exit the government services business after we complete our obligations under our long-term contracts in 2006.

     We recorded an additional net loss contract charge of $9.7 million in the second quarter of 2000 due to the execution of a definitive long-term agreement with Citibank relating to a coalition of states for whom we have been providing electronic benefit transfer services. Citibank is the prime contractor for this coalition and we have been serving as a subcontractor to Citibank without a binding contract for approximately three years. Although we believe that we did not have a legal obligation to provide services to this coalition, the states included in this coalition did not have alternate means of delivering benefits under their entitlement programs. As a result, we believe we could not terminate the provision of services during our contract negotiations with Citibank because any unilateral decision to do so would have subjected us to a substantial risk of litigation by the coalition states as well as potential claims by Citibank. The execution of the contract allowed us to avoid the possibility that our future losses associated with the provision of these services would be larger than the charge we recorded if Citibank ultimately prevailed on all of the points pursued by it during our negotiations. The $12.2 million charge associated with this contract was partially offset by productivity improvements and infrastructure cost savings that reduced prior accruals by $2.5 million, resulting in the net $9.7 million charge.

     Deluxe has agreed to indemnify us for future losses arising from any litigation based on the conduct of the business prior to our initial public offering and future losses on identified loss contracts in excess of our $29.2 million loss contract reserves as of April 30, 2000, which amount includes the net $9.7 million charge. This indemnification obligation does not apply to losses contemplated by the existing reserve and is subject to a $14.6 million limit, so that it would not apply to any future losses on our existing unprofitable contracts in excess of $43.8 million. In addition, Deluxe's indemnification does not apply to any contract that was not in a loss position as of April 30, 2000 and so if any of these profitable contracts were to become unprofitable, no indemnification would be available. Our loss contract reserves are based on estimates of future performance of identified contracts, and the estimated results may not be realized. As a result, we may incur losses beyond our current reserves and Deluxe's indemnification. For example, a continuing strong economy, which could further reduce the number of welfare recipients below our current expectations, could increase our projected future losses. These excess losses would be recognized in future periods and decrease our earnings for those future periods. In addition, we may be unable to effectively manage our exit from the government services business if we are unable to retain key employees and reduce our costs as currently projected, which could result in further losses.

     We have only a limited history with our current business plan.

     Our business model is still new and developing. In April 1999, we began the process of combining five of Deluxe's former operating units into an integrated electronic debit payment business. The businesses we combined were Deluxe Electronic Payment Systems, Inc., DebitBureau, ChexSystems, Inc., Deluxe Payment Protection Systems, Inc. and an electronic check conversion company that was acquired in February 1999. Deluxe Electronic Payment Systems, Inc. and the electronic check conversion company primarily process debit transactions. The other companies maintain databases that help financial institutions and retailers to determine whether to open a new checking or savings account for or accept a check from a consumer. We combined these businesses in order to couple our risk management products with our transaction processing capabilities in an effort to create more products and services than the businesses would have created as independent operating units. In January 2000, we decided to combine our professional services business with our electronic payments business because the addition of the information technology expertise of this business would enhance our ability to develop, customize, install and maintain our products. We may not be able to realize the anticipated strategic and other benefits of these combinations in a timely manner, or at all. Our management has been and will continue to be required to devote substantial attention to the process of integrating our operations, technologies and personnel and consolidating our infrastructure. The diversion of management's attention and any difficulties encountered during the transition could have an adverse impact on our on-going business activities and limit our growth.

     If we fail to develop and introduce new and enhanced products and services, we will not be able to compete effectively and our ability to generate revenues will suffer.

     Our success will depend in part on our ability to continue to develop and introduce new and enhanced electronic debit payment products and services that keep pace with competitive introductions, technological changes and changing customer preferences. If we fail to anticipate or respond adequately to new developments, we may lose opportunities for business with both current and potential customers.

     Legislation relating to consumer privacy protection could harm our ability to collect and use data, increase our operating costs or otherwise harm our business.

     Existing and new laws and regulations relating to consumer privacy protection could harm our ability to collect and use consumer data, increase our operating costs or otherwise harm our business. We collect personal data about consumers for use in our decision support and risk management products. The information we collect includes names and addresses, social security numbers, drivers license numbers, checking and savings account numbers and payment history records such as account closures and returned checks. Due to the increasing public concern over consumer privacy rights, Congress and state legislatures have adopted and are considering adopting laws and regulations restricting the purchase, sale and sharing of personal information about consumers. For example, some states have restricted the sale of motor vehicle records, including drivers license lists, and some states refuse to disclose this information at all.

     The new federal financial modernization law, known as the Gramm-Leach-Bliley Act, imposes significant new consumer information privacy requirements on any entity engaged in the business of providing financial services, including entities that provide services to financial institutions. Federal agencies, such as the Comptroller of the Currency and the Federal Trade Commission, have issued regulations to implement these requirements. The Act requires covered companies to develop and implement policies to protect the security and confidentiality of consumers' nonpublic personal information and to disclose those policies to consumers before a customer relationship is established and annually thereafter. In addition, the Act requires covered companies to give an opt-out notice to consumers before sharing consumer information with third parties. The opt-out notice requirement in the Act is subject to several exceptions for credit reporting and fraud prevention purposes. Although we believe these exceptions apply to our business, government agencies could interpret their regulations in a manner that could expand the scope of the Act in ways which could adversely affect our business. In addition, even if the regulations do not affect us directly, uncertainty over the scope of the regulations could make financial institutions unwilling to share consumer-related information with us.

     The Act does not prohibit state legislation or regulations that are more restrictive on our collection and use of data. More restrictive legislation or regulations have been introduced in the past and could be introduced in the future in Congress and the states. For example, in the past legislation has been proposed which would require consumers to opt in to any plan which would allow their nonpublic personal information to be disclosed. We are unable to predict whether more restrictive legislation or regulations will be adopted in the future. Any future legislation or regulations could have a negative impact on our business.

     We face intense competition in all areas of our business, and if we do not compete effectively, our business will be harmed.

     We face intense competition from a number of companies. Further, we expect that competition will intensify as the e-commerce and Internet markets continue to develop and expand. Many of our competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we do.

     In the electronic payment management market, our principal competitors include:

     o third party network and credit card processors, including First Data, Equifax, Total System Services, Electronic Data Systems, Concord EFS and Alliance Data Systems;

     o financial institutions that have developed internal processing capabilities or services similar to ours, including Bank of America, Marshall and Illsley and Fifth Third National Bank;

     o electronic data interchange and cash management providers, including Fiserv, CheckFree, M&I Data, EDS and Fundtech;

     o electronic bill payment providers, including CheckFree, EDS, MasterCard, Spectrum and Visa;

     o electronic funds transfer software providers, including Transaction Systems Architects, SLMsoft, Oasis, Mosaic and PaySys; and

     o national information database companies and other content providers, including Equifax, Experian and Trans Union.

     In the market for electronic transaction processing, the principal factors on which we compete are price and service levels. The future growth of our revenues in this market is dependent upon securing an increasing volume of transactions. If we cannot control our transaction processing expenses, we may not remain price competitive and our revenues will be adversely affected. Competition for our decision support and risk management products is based primarily on the quantity and quality of the data available to us for this purpose and, to a somewhat lesser degree, price. Our competitive position in these markets could be harmed if our competitors were able to compile different data sources and analytical capabilities that proved to be more effective than our products.

     In the fragmented information technology professional services market, we compete with numerous firms. We believe that our principal competition to date has been the internal information technology departments of current and potential clients. In addition, we compete with systems consulting and integration firms, application software firms, Internet professional service companies, services divisions of computer hardware and software vendors, facilities management and outsourcing companies, "Big 5" accounting firms and strategic consulting firms. Competition in this area is primarily based on the continued availability of qualified technical personnel in an extremely competitive U.S. labor market. Our professional services business will suffer if we are unable to attract and retain personnel with the advanced technology skills we require.

     In addition to our current competitors, we expect substantial competition from established and new companies as the e-commerce and Internet markets continue to develop and expand. We cannot assure you that we will be able to compete effectively against current and future competitors. Increased competition could result in price reductions, reduced gross margins or loss of market share.

     We are dependent on Deluxe for both business support and a significant portion of our revenue.

     Deluxe provides us with tax, employee benefits, accounting, treasury, legal and sales services. If Deluxe fails to perform these services adequately or effectively, our business could be adversely affected. In addition, we will continue to derive a substantial portion of our revenues from Deluxe in future periods. In 1999, net sales to Deluxe represented 3% of our total net sales and 43% of the net sales of our professional services segment. During the first six months of 2000, Deluxe represented 15.1% of our total net sales and 80.9% of the net sales of our professional services segment. Deluxe has established minimum spending targets of $43 million per year through March 31, 2005 for software development, maintenance and support services from our professional services business. We will also provide Deluxe with business process outsourcing services during this period. The loss of Deluxe as a customer or a material reduction in the amount of services it orders from us would materially adversely affect our future results of operations and financial condition.

     Our future profitability is dependent upon the continued growth in the market for electronic debit payment services.

     If the electronic debit payments market does not grow or grows more slowly than expected, our business will suffer. Several factors could inhibit the acceptance and growth of electronic debit payments, including:

     o these types of payments are relatively new alternatives to the more familiar cash, check and credit card payment options. Consumers and businesses may be unwilling to change their established payment preferences and adopt these new forms of payment as quickly as we expect; and

     o consumers may be concerned that these newer payment options are not as safe or reliable as more traditional payment methods. Consumers may also believe that these payment technologies offer a lower level of privacy.

     The success of our strategy to expand our Internet delivery channels depends on product development efforts and increased adoption by businesses and consumers of the Internet as a means for commerce.

         We believe that the Internet will become an increasingly important means by which consumers and businesses buy and sell products and services. Accordingly, developing the means to process debit-based Internet transactions is an important factor in our ability to increase sales of our electronic payment services. In order to be successful with this initiative, we must develop efficient ways for participants in Internet-based transactions to send and receive debit payments with a minimum level of risk or inconvenience. Our products for Internet applications are currently in development and we cannot assure you that we can complete the development of these products or that our Internet applications will be accepted in the market. In addition, the success of our Internet strategy depends on the continued growth and use of the Internet as a means of commerce. If commerce over the Internet does not become more accepted and widespread, our business and results of operations could suffer.

     Factors that may affect Internet commerce adoption include:

     o    inadequate network infrastructure;

     o    security, privacy and authentication concerns;

     o changes in, or insufficient availability of, telecommunication services to support the Internet; and

     o    increased government regulations or taxation.

     We may be required to expend significant sums to protect our trademarks.

     In May 1999, we filed a trademark infringement lawsuit seeking to prevent Citizens Advisers, Inc. from using the "E FUND" mark and efund.com Internet domain. This action and any future litigation could be costly and time consuming. If we are unsuccessful in preventing Citizens from using our name, our business could be harmed because customers and potential customers are confused about the origin of goods and services offered by Citizens and ourselves and wrongfully attribute any dissatisfaction with Citizens' services to us. Further, if we are not successful in this lawsuit, we may not be able to obtain a registered federal trademark for the eFunds mark, which could restrict our ability to protect our name and reputation from infringement by others.

     If the security of our databases is compromised, our reputation could suffer and customers may not be willing to use our products and services.

     If the security of our databases is compromised, our business could be materially adversely affected. In our electronic payments business, we collect personal consumer data, such as names and addresses, social security numbers, drivers license numbers, checking and savings account numbers and payment history records. Unauthorized access to our database could result in the theft or publication of personal confidential information and the deletion or modification of personal records or otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. A security or privacy breach may:

     o    deter customers from using our products and services;

     o    harm our reputation;

     o    expose us to liability;

     o increase our operating expenses to remediate problems caused by the breach; and

     o decrease market acceptance of electronic commerce transactions in general.

     If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which would harm our business and reputation and result in the loss of customers.

     Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our computer network systems and data centers. Any significant interruptions could severely harm our business and reputation and result in a loss of customers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Although we have taken steps to prevent a system failure, we cannot be certain that our measures will be successful and that we will not experience system failures. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

     We may experience software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability.

     Our services and products are based on sophisticated software and computing systems and we often encounter delays when developing new products and services. Further, the software underlying our products and services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our products and technologies on platforms used by our customers or in new environments, such as the Internet. Defects in our software products, errors or delays in the processing of electronic transactions or other difficulties could result in:

     o    delay in market acceptance;

     o    additional development costs;

     o    diversion of technical and other resources;

     o    loss of customers;

     o    negative publicity; or

     o    exposure to liability claims.

     Although we attempt to limit our potential liability for warranty claims through disclaimers and limitation-of-liability provisions in our license and client agreements, we cannot be certain that these measures will be successful in limiting our liability.

     Consolidation in the banking industry may adversely affect our ability to sell our products and services.

     Mergers, acquisitions and personnel changes at financial institutions may adversely affect our business, financial condition and results of operations. In 1999, the banking industry accounted for approximately 37% of our net sales. Currently, the banking industry is undergoing large-scale consolidation, causing the number of financial institutions to decline. This consolidation could cause us to lose:

     o    current and potential customers;

     o market share if the combined financial institution determines that it is more efficient to develop in-house products and services similar to ours or use our competitors' product and services; and

     o revenue if the combined financial institution is able to negotiate a greater volume discount for, or discontinue the use of, our products and services.

     We depend on the continued services of our key officers.

     Our future success depends upon the continued services of a number of key officers, including John Blanchard, our Chairman and Chief Executive Officer, Paul Bristow, our Executive Vice President and Chief Financial Officer, and Dr. Nikhil Sinha, our Executive Vice President for Global Corporate Development. The loss of the technical knowledge and industry expertise of any of these officers could seriously harm our business.

     Our attempts to expand by means of acquisitions and strategic alliances may not be successful.

     Tax requirements related to the split-off will restrict our ability to complete significant acquisitions through the issuance of our common stock. Further, our ability to expand in this manner involves many risks, including:

     o the operations, technology and personnel of any acquired companies may be difficult to integrate;

     o the allocation of resources to consummate these transactions may disrupt our business;

     o acquired businesses may not achieve anticipated revenues, earnings or cash flow;

     o strategic alliances may not be successful or we may not realize anticipated benefits in a timely manner, or at all; and

     o our relationships with existing customers and business partners may be weakened or terminated as a result of these transactions.

     There are a number of risks associated with our international sales and operations that could harm our business.

     Because we currently sell some of our products and services in Europe, Australia and Latin America, our business is subject to risks associated with doing business internationally. Also, we may not be successful in selling our services outside of the United States. In 1999, we generated approximately 6.7% of our net sales outside of the United States. Our future results could be harmed by a variety of factors, including:

     o    changes in foreign currency exchange rates;

     o changes in a specific country's or region's political and economic conditions, particularly in emerging markets;

     o    potentially unfavorable tax rules;

     o    tariffs, duties and other trade barriers;

     o    reduced protection for intellectual property rights;

     o    challenges in managing widespread operations;

     o changes in foreign laws and regulatory requirements or in foreign policy; and

     o    varying business practices in foreign countries.

     Conditions in India could adversely affect our operations.

     We maintain software development and business process management facilities in India with approximately 680 employees. Political and economic conditions in India could adversely affect our operations. In the past, India has experienced significant increases in inflation, shortages of foreign exchange, civil unrest and conflicts with other countries in South Asia.

     Our software development centers are located in software technology parks in India. Tax incentives associated with businesses which operate within these technology parks and engage in software development generally provide us with a complete exemption from Indian tax on business income generated through these facilities through the end of 2006. We cannot assure you that these tax benefits will be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, our taxes in future periods would likely increase.

     We face collection risks on some payments.

     A debt collection service we commenced in 2000 exposes us to collection risks. For three clients of our check authorization service, we purchase returned checks at a discounted price to the stated check amount and assume the collection risk on the checks. We base our discounted purchase price on the collection history of each client. If we are unable to collect on returned checks at the historical rate of our clients or the payment quality of the portfolio of returned checks deteriorates, we may incur a loss on the portfolio of purchased checks. Although we may expand this service to additional customers, we do not expect that revenues from our debt collection services will exceed 5% of our total net sales in 2000.

     We face termination and compliance risks with respect to our government contracts.

     All of our government contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized 16% of our net sales in 1999 pursuant to contracts of this type. If a government contract is so terminated, the contractor generally is entitled to receive compensation only for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines.

     Our government services business could be harmed by cost overruns on fixed-price contracts.

     In 1999, approximately 16% of our net sales were derived from fixed-price, variable volume contracts of our government services business. Under these contracts, we agree to perform services for an agreed unit price and we bear the entire risk of cost overruns and changing volumes. If we do not successfully manage these project and contract risks or if our original contract estimates turn out to be inaccurate, we could suffer cost overruns and penalties and our reputation and results of operations could be harmed. We recorded charges of $40.9 million and

$8.7 million in 1998 and 1999 and we incurred an additional net $9.7 million charge in the second quarter of 2000 as a result of these risks. We cannot assure you that we will not incur additional charges of this type or that the indemnification Deluxe has agreed to provide us with respect to our existing contracts will be sufficient.

     We may be unable to protect our intellectual property rights.

     Despite our efforts to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property rights, or otherwise independently develop substantially equivalent products and services. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete. We rely on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect our trademarks, software and know-how. We have also applied for patent protection on some of the features of our newer products. We may be required to spend significant resources to protect our trade secrets and monitor and police our intellectual property rights.

     Third parties may assert infringement claims against us in the future. In particular, there has been a substantial increase in the issuance of business process patents for Internet-related business processes, which may have broad implications for all participants in Internet commerce. Claims for infringement of these patents are becoming an increasing source of litigation. If we become subject to an infringement claim, we may be required to modify our products, services and technologies or obtain a license to permit our continued use of those rights. We may not be able to do either of these things in a timely manner or upon reasonable terms and conditions. Failure to do so could seriously harm our business and operating results. In addition, future litigation relating to infringement claims could result in substantial costs to us and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from using some of our products, services or technologies.

                  Risks Relating to Our Separation From Deluxe

     We currently obtain check printing data through Deluxe's agreements with financial institutions. Following the split-off, we must secure our own agreements to obtain this data. If we are not successful, our business will suffer.

     Historically, we have obtained all of our check printing data through Deluxe under its agreements with banks and other financial institutions and through its direct check printing subsidiary. This data contains name and address information and drivers license, social security and checking account numbers. We use this data to help create the connection between our SCAN and ChexSystems data and data we acquire from other sources as part of our decision support and risk management tools for our electronic payments business. As a result of the split-off from Deluxe, we must secure our own separate agreements to obtain check printing data or similar consumer account information. We cannot be certain that we will be successful in securing these agreements or otherwise continuing to obtain sufficient amounts of data on reasonable terms and conditions, if at all. Any failure by us to obtain the data we require directly from financial institutions would have an adverse effect on our ability to update information in DebitBureau, the performance of our products and services based on DebitBureau and new product development. It could also result in a delay of the split-off.

     We may not realize the benefits of our separation from Deluxe and our stock price may decline if Deluxe does not complete the split-off.

     If Deluxe does not complete the split-off, Deluxe will continue to control us and we may not fully realize the benefits we expect as a result of the split-off. Deluxe has the sole discretion to determine the timing and terms of any split-off and is not obligated to effect the split-off. In particular, Deluxe will not complete the split-off unless it receives a favorable tax ruling from the Internal Revenue Service to the effect that the split-off would be tax-free to Deluxe and its stockholders for federal income tax purposes. We cannot assure you whether or when Deluxe will receive a favorable tax ruling from the IRS, or that the split-off will occur. In addition, if the split-off is not completed, the liquidity of our shares in the market will be limited unless and until Deluxe elects to sell some of its significant ownership.

     We will be controlled by Deluxe as long as it owns a majority of our common stock, and our other stockholders will be unable to affect the outcome of stockholder voting during this time.

     As long as Deluxe continues to hold a majority of our outstanding stock, Deluxe will be able to elect all of our directors and determine the outcome of all corporate actions requiring stockholder approval. Because it controls us, Deluxe has the power to act without taking the best interests of our company into consideration. Deluxe currently owns approximately 87.9% of our outstanding common stock. For purposes of meeting the tax requirements associated with the split-off, Deluxe also holds an option to purchase additional shares of our capital stock so that it can maintain its ownership of at least 80.1% of our outstanding voting power at all times prior to the split-off.

     While it controls us, Deluxe will control decisions with respect to:

     o the business direction and policies of our company, including the election and removal of directors;

     o    mergers or other business combinations involving us;

     o    the acquisition or disposition of assets by us;

     o    our financing; and

     o    amendments to our certificate of incorporation and bylaws.

     There are potential conflicts with Deluxe and four of our directors may have conflicts of interest because they are also directors and officers of Deluxe.

         Conflicts may arise between Deluxe and us as a result of our on-going agreements. We may not be able to resolve any potential conflicts with Deluxe, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated third party. In addition, during the period that Deluxe controls us, John Blanchard, Lawrence Mosner, John LeFevre and Lois Martin, all of whom will become members of our board of directors, will continue to be directors and officers of Deluxe. These directors will have obligations to us as well as Deluxe and may have conflicts of interest with respect to matters potentially or actually involving or affecting us. Matters that could give rise to conflicts include among other things:

     o our past and ongoing relationships with Deluxe, including tax matters, employee benefits, indemnification, data sharing, and other matters arising from our separation from Deluxe;

     o the nature, quality and pricing of transitional services Deluxe has agreed to provide us;

     o the quality and pricing of services we have agreed to provide to Deluxe; and

     o sales or distributions by Deluxe of all or part of its ownership interest in us.

     For example, by virtue of its controlling beneficial ownership and the terms of the tax-sharing agreement between us and Deluxe, Deluxe will effectively control all of our tax decisions until the split-off is completed. Under the tax-sharing agreement, Deluxe generally has sole authority to respond to and conduct all tax proceedings and tax audits relating to our operations during this period and to file all related returns on our behalf. The tax sharing agreement also determines the amount of our liability to, or entitlement to payment from, Deluxe with regard to taxes and tax refunds. This arrangement may result in conflicts between us and Deluxe. Under the tax-sharing agreement, Deluxe may choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Deluxe and detrimental to us.

     Our historical financial information may not necessarily reflect our results as a separate company.

     We have only a very limited operating history as an independent company. The historical financial information we have included in this Quarterly Report on Form 10-Q has been carved out from Deluxe's consolidated financial statements and may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we been a separate, stand-alone entity during the periods presented. As a result of our initial public offering, we are now required to provide our own financial, administrative and other resources to operate as an independent public company and to replace other services provided by Deluxe to us. As a result, the historical financial information is not necessarily indicative of what our results of operations, financial condition and cash flows will be in the future.


   Risks Relating to the Securities Markets and Ownership of Our Common Stock

     We cannot predict the impact of the split-off on the price of our common stock.

     We cannot predict the effect that the split-off will have on the market price of our common stock. The split-off will involve the distribution of about 40,000,000 shares of our common stock, or 87.9% of our common stock, by Deluxe to its stockholders. Substantially all of these shares would be eligible for immediate resale in the public markets. Sales of substantial amounts of our common stock in the public market, or the perception that substantial sales might occur, whether as a result of this distribution or otherwise, could cause the market price of our stock to decrease significantly.

     There may be limited liquidity in our shares.

     Prior to the split-off, Deluxe will hold 87.9% of our outstanding shares, which may operate to limit the trading market for our shares, decreasing the liquidity of our third party shareholders and possibly increasing the volatility of our share price If the split-off is delayed or not completed at all, this illiquidity and volatility could continue for an indefinite period.

     Provisions in our charter documents and Delaware law and tax considerations related to the split-off may delay or prevent a change in control.

     Provisions of our certificate of incorporation and bylaws and Delaware law may delay or prevent a change in control of our company that you may consider favorable. These provisions include the following:

     o    no cumulative voting by stockholders for directors;

     o    a classified board of directors with three-year staggered terms;

     o the ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies;

     o the ability of our board to issue preferred stock, without stockholder approval, with rights and preferences that may be superior to our common stock;

     o    the ability of our board to amend the bylaws;

     o    a prohibition of stockholder action by written consent;

     o advance notice requirements for stockholder proposals and for nominating candidates to our board;

     o restrictions under Delaware law on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock; and

     o a requirement that 66-2/3% of our stockholders and 66-2/3% of our directors approve certain corporate transactions, including mergers and consolidations, sales of assets or amendments to our certificate of incorporation.

     In addition we have adopted a stockholder rights plan which discourages the unauthorized acquisition of 15% or more of our common stock or an unauthorized exchange or tender offer. Our tax sharing agreement with Deluxe also provides that we will indemnify Deluxe for any taxes due if the split-off or some of the related transactions fail to qualify as tax-free because of our actions or inactions. An acquisition of us by a third party could have such an effect. As a result, these tax considerations may delay or prevent a third party from acquiring us in a transaction you may otherwise have considered favorable or reduce the amount you receive as part of the transaction. We also have agreed to indemnify Deluxe for a portion of any taxes due from Deluxe if the split-off or some of the related transactions fail to qualify as tax-free as a result of a retroactive change of law or other reason unrelated to the action or inaction of either us or Deluxe.

                    Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed as part of this report:

              Exhibit No.                               Description                                    Method of Filing
              -----------                               -----------                                    ----------------

                  2.1           Initial Public Offering and Distribution Agreement, dated                   *
                                as of March 31, 2000, by and between Deluxe and eFunds
                                (incorporated by reference to Exhibit 2.1 to the
                                Registration Statement on Form S-1 (the "S-1")
                                filed by the Company with the Securities and
                                Exchange Commission (the "Commission") on April
                                4,2000, Registration No. 333-33992).

                  3.1           Amended and Restated Certificate of Incorporation                           *
                                (incorporated by reference to Exhibit 3.1 to the S-1)

                  3.2           Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)                *

                  4.1           Form of common stock certificate (incorporated by reference                 *
                                to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the
                                Company with the Commission on May 15, 2000 ("Amendment No.
                                1") , Registration No. 333-33992)

                  4.2           Form of Rights Agreement by and between the Company and                     *
                                Rights Agent, (incorporated by reference to Exhibit 4.2 to
                                Amendment No. 1)

                  4.3           Certificate of Designations of Series A Participating                 Filed herewith
                                Preferred Stock

                 10.1           Assignment and Assumption Agreement, dated as of March 31,                  *
                                2000, by and between the Company and Deluxe (incorporated
                                by reference to Exhibit 10.1 to the S-1)

                 10.2           Third Party Indemnification Agreement, dated as of May 1,                   *
                                2000, by and between the Company and Deluxe (incorporated
                                by reference to Exhibit 10.2 to Amendment No. 4 ("Amendment
                                No. 4") to the S-1 filed by the Company with the Commission on June 23, 2000 (Registration No. 333-33992)

                 10.3           Registration Rights Agreement, dated as of March 31, 2000                   *
                                by and between Deluxe and the Company (incorporated by


                                reference to Exhibit 10.4 to the S-1)

                 10.4           Tax Sharing agreement, dated as of April 1, 2000, by and                    *
                                between the Company and Deluxe (incorporated by reference
                                to Exhibit 10.3 to Amendment No. 1)

                 10.5           Employee Matters Agreement, dated as of May 1, 2000 by and                  *
                                between the Company and Deluxe (incorporated by reference
                                to Exhibit 10.5 to Amendment No. 1)

                 10.6           Sublease, dated as of May 15, 2000, by and between the                      *
                                Company and Deluxe Financial Services, Inc. ("DFSI") for
                                property located in Shoreview, Minnesota (incorporated by
                                reference to Exhibit 10.6 to Amendment No. 1)

                 10.7           Lease, dated as of May 15, 2000, by and between the Company                 *
                                and DFSI for property located in Phoenix, Arizona
                                (incorporated by reference to Exhibit 10.7 to Amendment No. 1)

                 10.8           Purchase Agreement, dated of April 3, 2000, by and between                  *
                                the Company and DFSI for property located in Phoenix,
                                Arizona  (incorporated by reference to Exhibit 10.8 to
                                Amendment No. 1)

                 10.9           Transitional Services Agreement, dated as of May 1, 2000,                   *
                                by and between the Company and Deluxe (incorporated by
                                reference to Exhibit 10.9 to Amendment No. 1)
                 10.10          Professional Services Agreement, dated as of April 1, 2000,                 *

                                by and between the Company and Deluxe (incorporated by
                                reference to Exhibit 10.10 to Amendment No. 1)

                 10.11          ONE Application Development and Support Agreement, dated as                 *
                                of January 1, 2000, by and between the Company and DFSI
                                (incorporated by reference to Exhibit 10.11 to Amendment
                                No. 1)

                 10.12          EBT Support Services Agreement, dated as of April 17, 2000                  *
                                but effective as of April 1, 1996, by and between the
                                Company and Citicorp Services, Inc. (incorporated by
                                reference to Exhibit 10.12 to Amendment No. 1)

                 10.13          Data Contribution Agreement, dated as of May 1, 2000, by                    *
                                and between the Company and Direct Checks Unlimited, Inc.
                                (incorporated by reference to Exhibit 10.13 to Amendment
                                No. 1)

                 10.14          Processor Agreement, dated as of May 1, 2000, by and                        *
                                between  the Company and Deluxe (incorporated by reference to Exhibit 10.14 to Amendment No. 1)

                 10.15          Amendment to ATM Cash Agreements, dated February 20, 2000                   *
                                (incorporated by reference to Exhibit 10.15


                                to Amendment No. 1)

                 10.16          Credit Agreement, dated as of April 1, 2000, by and between                 *
                                the Company and Deluxe (incorporated by reference to
                                Exhibit 10.16 to Amendment No. 1)

                 10.17          Government Services Indemnification Agreement, dated as of                  *
                                May 1, 2000, by and between the Company and Deluxe
                                (incorporated by reference to Exhibit 10.17 to Amendment
                                No. 1)

                 10.18          eFunds Corporation 2000 Stock Incentive Plan, as amended                    *
                                (incorporated by reference to Exhibit 10.18 to Amendment
                                No. 4)

                 10.19          eFunds Corporation Stock Incentive Plan for Deluxe                          *
                                Conversions Awards (incorporated by reference to Exhibit
                                10.19 to Amendment No. 1)

                 10.20          Form of Change in Control Agreement executed by Messrs.                     *
                                Sinha, Bristow and Coleman (incorporated by reference to
                                Exhibit 10.20 to Amendment No. 1)

                 10.21          Executive Employment Agreement, dated as of May 9, 2000, by                 *
                                and between the Company and John. A. Blanchard III.
                                (incorporated by reference to Exhibit 10.21 to Amendment
                                No. 1)

                 10.22          Form of Automated Teller Machine Cash Agreement                             *
                                (incorporated by reference to Exhibit 10.26 to Amendment
                                No. 1)

                 10.23          Indemnification Agreement, dated June 26, 2000, by and               Filed herewith
                                between the Company and Deluxe

                 27.1           Financial Data Schedule for the quarter ended June 30, 2000          Filed herewith


      ----------------------
      *Incorporated by reference


      (b)  Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               eFUNDS CORPORATION
                                                  (Registrant)


Date:  July 28, 2000                           /s/ J. A. Blanchard III
                                               ---------------------------------
                                               J.A.Blanchard III,
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Date:  July 28, 2000                           /s/ Paul H. Bristow
                                               ---------------------------------
                                               Paul H. Bristow
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)

                                INDEX TO EXHIBITS


   Exhibit No.                                     Description                               Page Number
   -----------                                     -----------                               -----------

       4.3          Certificate of Designations of Series A Participating
                    Preferred Stock
      10.23         Indemnification Agreement, dated June 26, 2000, by and between the
                    Company and Deluxe
       27.1         Financial Data Schedule for the quarter ended June 30, 2000