Form 10-Q
period 2000-09-30
EFUNDS CORP
filed 2000-11-08
CIK 1109190

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 (Mark one)

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For quarterly period ending                September 30, 2000
                            ----------------------------------------------------

                                       or

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

Commission file number:          0-30791
                        ------------------------


                               eFUNDS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    39-1506286
----------------------------------------     -----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

7272 East Indian School Road, Suite 420,                   85251
        Scottsdale, Arizona
----------------------------------------     -----------------------------------
(Address of principal executive offices)                 (Zip Code)


                                 (602) 659-2135
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                     Yes  X     No
                                        -----     -----

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, at October 31, 2000 was 45,500,000.

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements
----------------------------

                       eFUNDS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       December 31, 1999   September 30,2000
                                                                                               (Unaudited)
------------------------------------------------------------------------------------------------------------
                                                                                    (dollars in thousands)

Current Assets
  Cash and cash equivalents                                                    $  35,849           $  88,851
  Time deposit subject to compensating balance arrangement                            --              10,000
  Restricted custodial cash                                                        3,429               4,837
  Accounts receivable--net                                                        52,834              66,524
  Deferred income taxes                                                           10,552              13,947
  Income taxes receivable                                                          7,109                  --
  Prepaid expenses and other current assets                                        3,061               8,661
                                                                       -------------------------------------
         Total current assets                                                    112,834             192,820
Long-term Investments                                                              3,347              23,693
Deferred Income Taxes                                                              1,549               1,500
Restricted Cash                                                                   28,939              27,913
Property and Equipment                                                           118,887             143,110
Less accumulated depreciation                                                    (58,414)            (70,625)
                                                                       -------------------------------------
         Property and equipment--net                                              60,473              72,485
Intangibles
  Cost in excess of net assets acquired--net                                      46,905              43,984
  Software--net                                                                   20,746              31,033
  Other intangible assets--net                                                    15,136              14,625
                                                                       -------------------------------------
         Total intangibles                                                        82,787              89,642
    Total non-current assets                                                     177,095             215,233
                                                                       -------------------------------------
                  Total assets                                                 $ 289,929           $ 408,053
                                                                       =====================================
Current Liabilities
  Accounts payable                                                             $  19,791           $  31,091
  Accrued liabilities:
    Accrued compensation and employee benefits                                    18,172              21,766
    Accrued contract losses                                                       20,599              26,459
    Reserve for legal proceedings                                                  1,554               1,277
    Other                                                                         22,116              26,741
  Borrowing on lines of credit                                                     3,100              12,877
  Long-term debt due within one year                                               1,895               2,197
                                                                       -------------------------------------
         Total current liabilities                                                87,227             122,408
Long-term Debt                                                                     3,597               2,349
Other Long-term Liabilities                                                           --                  50
Commitments and Contingencies
Stockholders' Equity
   Preferred stock $.01 par value; 100,000,000 shares authorized; no shares
        issued and outstanding                                                        --                  --
   Common shares $.01 par value; 250,000,000 shares authorized;
         1999 - 40,000,000 shares and 2000 - 45,500,000 shares issued
        and outstanding                                                              400                 455
   Additional paid-in capital                                                    292,198             391,699
   Accumulated deficit                                                           (92,946)           (107,334)
   Accumulated other comprehensive income (loss)                                    (547)             (1,574)
                                                                       -------------------------------------
         Stockholders' equity                                                    199,105             283,246
                                                                       -------------------------------------
                  Total liabilities and stockholders' equity                   $ 289,929           $ 408,053
                                                                       =====================================

See notes to Unaudited Consolidated Financial Statements
                       eFunds Corporation AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                          Quarter Ended            Nine Months Ended
                                                                          -------------            -----------------
                                                                          September 30,               September 30,
                                                                          -------------               -------------
(shares and dollars in thousands, except per share amounts)             1999         2000          1999          2000
------------------------------------------------------------------------------------------------------------------------

Net Sales                                                             $79,895      $104,003      $220,318      $305,228

Cost of sales, excluding loss contract and asset impairment charges    48,656        63,475       136,779       181,672
Loss contract and asset impairment charges                                150            --           267         9,700
------------------------------------------------------------------------------------------------------------------------
     Total cost of sales                                               48,806        63,475       137,046       191,372
------------------------------------------------------------------------------------------------------------------------
Gross Margin                                                           31,089        40,528        83,272       113,856

Selling, general and administrative expenses                           29,758        34,149        74,543       110,342
------------------------------------------------------------------------------------------------------------------------
Income from operations                                                  1,331         6,379         8,729         3,514
------------------------------------------------------------------------------------------------------------------------
Other Income (Expense)
Legal proceedings                                                          --            --         2,094            --
Interest expense                                                         (516)         (687)       (1,070)       (2,860)
Interest and other income (expense)                                    (2,357)        1,182        (2,011)        1,585
------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                                      (1,542)        6,874         7,742         2,239
------------------------------------------------------------------------------------------------------------------------
Provision for Income Taxes                                             (7,692)       (2,987)      (15,641)       (1,702)
------------------------------------------------------------------------------------------------------------------------
Net (Loss) Income                                                     $(9,234)     $  3,887      $ (7,899)     $    537
------------------------------------------------------------------------------------------------------------------------
Net (Loss) Income per Share - Basic and Diluted                       $ (0.23)     $   0.09      $  (0.20)     $   0.01
------------------------------------------------------------------------------------------------------------------------
Weighted Average Common Shares Outstanding - Basic and Diluted         40,000        45,500        40,000        41,847
------------------------------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Financial Statements
                       eFunds Corporation AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                              ---------------------------
        (dollars in thousands)                                                    1999          2000
        -------------------------------------------------------------------------------------------------

        Cash Flows from Operating Activities
        Net Income (Loss)                                                       $ (7,899)     $    537
        Adjustments to reconcile net income(loss) to net cash provided by
        (used in) operating activities:
              Depreciation                                                         9,326         8,910
              Amortization of intangibles                                          7,257        12,242
              Asset impairment charges                                               267            --
              Equity in pre-acquisition earnings of the professional services      1,114            --
                segment
              Loss on sales of capital assets                                      3,831            91
              Deferred income taxes                                                    4        (3,347)
              Changes in assets and liabilities, net of effects from
                acquisitions:
                   Restricted cash                                               (19,747)         (382)
                   Accounts receivable                                              (691)      (13,243)
                   Accounts payable                                                7,289        12,682
                   Income taxes receivable/payable                                14,664        12,436
                   Reserve for legal proceedings                                 (34,166)         (277)
                   Accrued contract losses                                        (1,685)        5,859
                   Other assets and liabilities                                    4,068        (3,666)
        -------------------------------------------------------------------------------------------------
                   Net cash (used in) provided by operating activities           (16,368)       31,842
        -------------------------------------------------------------------------------------------------
        Cash Flows from Investing Activities
        Capital expenditures                                                     (25,918)      (27,935)
        Payments for acquisitions and investments, net of cash acquired          (35,666)      (20,000)
        Investment in time deposit to establish loan guarantee collateral             --       (10,000)
        Proceeds from sale of capital assets                                          --           407
        Other                                                                       (322)          267
        -------------------------------------------------------------------------------------------------
                   Net cash used in investing activities                         (61,906)      (57,261)
        -------------------------------------------------------------------------------------------------
        Cash Flows from Financing Activities
        Net borrowings on lines of credit                                          2,748         9,491
        Net payments on long-term debt                                            (5,241)       (1,511)
        Proceeds from initial public offering, net of offering costs of $7.0          --        64,459
        million
        Contributions by Deluxe, net                                              86,757        23,905
        Dividends paid to Deluxe                                                      --       (13,800)
        Other                                                                         --             4
        -------------------------------------------------------------------------------------------------
                   Net cash provided by financing activities                      84,264        82,548
        -------------------------------------------------------------------------------------------------
        Net Cash Used by Certain International Operations During December,
                1999 (see Note 7)                                                     --        (4,127)
        Net Increase in Cash and Cash Equivalents                                  5,990        53,002
        Cash and Cash Equivalents at Beginning of Period                          16,055        35,849
        -------------------------------------------------------------------------------------------------
        Cash and Cash Equivalents at End of Period                              $ 22,045      $ 88,851
        -------------------------------------------------------------------------------------------------

See Notes to Unaudited Consolidated Financial Statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

1. The consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the quarters and the nine months ended September 30, 1999 and 2000, and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the final prospectus filed as part of the Company's Registration Statement on Form S-1 (Registration Number 333-33992) related to its initial public offering (the S-1).

2. The Company's total comprehensive income (loss) for the quarters ended September 30, 1999 and 2000 was $(8.7) million and $3.6 million, respectively. Total comprehensive income (loss) for the nine months ended September 30, 1999 and 2000 was $(8.2) million and $(0.5) million, respectively. The Company's total comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

3. As of September 30, 2000, the Company had a $10.0 million credit facility, denominated in Indian rupees, available to its Indian operations at the lender's prime interest rate. Borrowings under this facility are due on demand. The facility is guaranteed by the Company and this guarantee is collateralized by a $10 million time deposit account maintained by the Company with the lending bank. The maturity date of this deposit is December 28, 2000 at which time the collateral may be renewed or replaced by the agreement of both parties. The average amount drawn on this credit facility during the first nine months of 2000 was $4.6 million at a weighted average interest rate of 15.77%. As of September 30, 2000, $4.9 million was outstanding at an interest rate of 15.77%. As of December 31, 1999, $3.1 million was outstanding at an interest rate of 15.81% and the average amount drawn down on this line during 1999 was $2.7 million at a weighted average interest rate of 15.81%.

         Deluxe Corporation (Deluxe) provides the Company with an unsecured revolving credit facility of up to $75 million. Borrowings under the facility will be due at the earlier of the effective date of the planned Spin-off of the Company from Deluxe or December 31, 2000 and will accrue interest at the London Interbank Offered Rate, or LIBOR, plus a variable additional margin based on Deluxe's credit rating. Through September 30, 2000, the Company had not borrowed under this facility. The credit facility includes financial and restrictive covenants. The Company is currently in compliance with all covenants.

         In addition, the Company routinely borrows from or provides cash to Deluxe in the ordinary course of business. As of September 30, 2000, the Company's intercompany borrowings from Deluxe totaled $7.9 million and bore interest at a rate of 8.48%.

4. During 1997, a judgment was entered against the Company in the U.S. District Court for the Western District of Pennsylvania. The case was brought against the Company by Mellon Bank (Mellon) in connection with a potential bid to provide electronic benefit transfer (EBT) services for the Southern Alliance of States. In September 1997, the Company recorded a pretax charge of $40 million to reserve for this judgment and other related costs. In January 1999, the United States Court of Appeals for the Third Circuit affirmed the judgment of the district court and the Company paid $32.2 million to Mellon in February 1999. The portion of the reserve remaining after the payment of this judgment ($2.1 million) was reversed and is reflected in interest and other income (expense) in the consolidated statement of operations for the nine months ended September 30, 1999.

5. The Company's consolidated balance sheets reflect restructuring accruals of $1.2 million and $0.7 million as of December 31, 1999 and September 30, 2000, respectively, for employee severance costs. During the first quarter of 1999, restructuring accruals of $2.0 million were reversed. These reversals related to the Company's decision in 1999 to retain the international operations of its electronic payments segment. During the second quarter of 2000, additional restructuring accruals of $355,000 were recorded relating to the continuing reorganization of the Company. These new restructuring charges and reversals are reflected in selling, general and administrative (SG&A) expenses in the consolidated statement of operations for the nine months ended September 30, 2000.

         The following table summarizes the change in the Company's restructuring accruals for the quarter and nine months ended September 30, 2000 (dollars in thousands):

                                               Number of
                                               employees
                                                affected         Amount
                                             --------------- ---------------
         Balance, December 31, 1999                 6          $   1,242

         Severance paid                            (3)               (91)
         Adjustments to accrual                     1                110
                                             --------------- ---------------

         Balance, March 31, 2000                    4              1,261

         Severance paid                            (4)              (582)
         Adjustments to accrual                    30                355
                                             --------------- ---------------

         Balance, June 30, 2000                    30              1,034
                                             --------------- ---------------

         Severance paid                           (12)              (374)
                                             --------------- ---------------

         Balance, September 30, 2000               18          $     660
                                             --------------- ---------------

6. In March 2000, the Company paid cash of $20.0 million for an approximately 24% interest in a limited liability company that provides automated teller machine (ATM) management services. This investment is being accounted for under the equity method of accounting and is included in other long-term investments in the Company's consolidated balance sheet as of September 30, 2000. The difference of $20 million between the carrying value of the investment and the underlying equity in the net assets of the limited liability company is being accounted for in the same manner as goodwill and is being amortized over 15 years and reflected in the Company's consolidated financial statements in interest and other income (expense) within the Company's electronic payments segment.

         The Company has agreed to make up to $35 million of cash available for supplying ATMs managed by the limited liability company and had supplied $27.9 million of cash for this purpose as of September 30, 2000. This cash is classified as long-term restricted cash on our balance sheet as of such date. The Company has also agreed to guarantee up to $3.0 million face value of equipment leases for Canadian customers of this company and has indicated that, subject to the mutual agreement of the parties upon definitive terms and conditions, it would be willing to work towards an arrangement under which the Company would loan the limited liability company up to $12.0 to enable it to undertake mutually agreed-upon acquisitions.

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

8. During the second quarter of 2000, the Company recorded net charges of $9.7 million for additional expected future losses on the contracts of the government services segment's employee benefits transfer (EBT) business. This amount is reflected in cost of sales in the Company's consolidated statements of operations for the nine months ended September 30, 2000. In April 2000, the Company completed negotiations with the prime contractor for a state coalition for which the Company provides EBT services. Prior to this, the Company and the prime contractor were operating without a binding, legally enforceable contract. The Company increased its accrual for expected future losses on long-term service contracts by $12.2 million to reflect the fact that the Company now had a definitive agreement with this contractor. Although the Company believed that it did not have a legal obligation to provide services to this coalition, the states included in this coalition did not have alternate means of delivering benefits under their entitlement programs. As a result, the Company believed it could not terminate the provision of services during its contract negotiations with the prime contractor because any unilateral decision to do so would have subjected the Company to a substantial risk of litigation by the coalition states as well as potential claims by the prime contractor. The execution of the contract allowed the Company to avoid the possibility that its future losses associated with the provision of these services would be larger than the charge the Company recorded if the prime contractor ultimately prevailed on all of the points pursued by it during negotiations. Offsetting this charge was the reversal of $2.5 million of previously recorded contract loss accruals. These reversals resulted from productivity improvements and cost savings from lower than anticipated telecommunications and interchange expenses.

9. The Company has organized its business units into three operating segments based on the nature of the products and services offered by each: electronic payments, professional services and government services. Electronic payments provides transaction processing and ATM outsourcing services and decision support and risk management products to financial institutions, retailers, electronic funds transfer networks and e-commerce providers. Professional services provides information technology consulting and business process management services to financial services companies and to all of the Company's and Deluxe's businesses. Government services provides online EBT services under entitlement programs on behalf of state and local governments and Medicaid eligibility verification services. The Company's segments operate primarily in the United States. The electronic payments and professional services segments also have international operations. Deluxe accounted for 13.1 % and 14.4% of the Company's net sales during the quarter and the nine months ended September 30, 2000, respectively. It is our intention to integrate our operations more fully, which may change our presentation of segment information in future periods.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies as presented in the Company's notes to the consolidated financial statements included in the Company's Registration Statement on Form S-1 (Registration Number 333-33992) related to its initial public offering. In evaluating segment performance, management focuses on income from operations. The income from operations measurement utilized by management excludes special charges (e.g., certain restructuring charges, asset impairment charges, certain one-time charges that management believes are not reflective of on-going operations, etc.).

         Prior to the Company's acquisition of the remaining 50% interest in HCL-Deluxe, N.V. (the joint venture pursuant to which the Company's professional services business was created) in April 1999, the results of the Company's professional services business were recorded under the equity method of accounting. As such, the Company recorded its 50% ownership of the joint venture's results of operations prior to the acquisition in other expense in the consolidated statements of operations. To be consistent with management reporting, the entire results of the joint venture for the pre-acquisition period are reflected in the business segment information for the professional services segment as if the business had been a consolidated entity.

         Segment information for the quarters and nine months ended September 30, 1999 and 2000 is as follows (dollars in thousands):


Quarter Ended September 30, 1999               Electronic      Professional    Government                           Total
                                                Payments         Services       Services       Eliminations      Consolidated
------------------------------------------- ---------------- -------------- --------------- ------------------ ----------------

Net sales to unaffiliated external
       customers                                $ 61,160         $ 3,092         $13,167         $     --           $   77,419

Net sales to external affiliates                     350           2,126              --               --                2,476

Inter-segment sales                                   --             725              --             (725)                  --

Total sales                                       61,510           5,943          13,167             (725)              79,895
Gross margin excluding
       special charges                            26,881           1,676           2,656             (124)              31,089
Operating income (loss) excluding
       special charges                             2,194          (2,166)          1,303               --                1,331

Special charges                                       --              --              --               --                   --
Gross margin including
       special charges                            26,881           1,676           2,656             (124)              31,089
Operating income (loss) including
       special charges                             2,194          (2,166)          1,303               --                1,331

Depreciation and amortization expense              5,092             679              --               --                5,771

Segment assets                                   198,095          34,837          33,373               --              266,305

Capital purchases                                  7,831           1,255             259               --                9,345
------------------------------------------- ---------------- -------------- --------------- ------------------ ----------------


Quarter Ended September 30, 2000               Electronic      Professional    Government                           Total
                                                Payments         Services       Services       Eliminations      Consolidated
------------------------------------------- ---------------- -------------- --------------- ------------------ ----------------

Net sales to unaffiliated external
       Customers                                $ 75,720         $ 3,403         $11,243         $     --             $ 90,366

Net sales to external affiliates                     197          13,440              --               --               13,637

Inter-segment sales                                   --           2,938              --           (2,938)                  --

Total sales                                       75,917          19,781          11,243           (2,938)             104,003
Gross margin excluding
       special charges                            31,679           6,966           3,395           (1,512)              40,528
Operating income (loss) excluding
       special charges                             6,131            (761)          2,347               --                7,717

Special charges                                      546             792              --               --                1,338
Gross margin including
       special charges                            31,679           6,966           3,395           (1,512)              40,528
Operating income (loss) including
       special charges                             5,585          (1,553)          2,347               --                6,379

Depreciation and amortization expense              6,825             894              --               --                7,719

Segment assets                                   335,095          41,832          29,626               --              406,553

Capital purchases                                 10,851           1,061              --               --               11,912
------------------------------------------- ---------------- -------------- --------------- ------------------ ----------------


Nine Months Ended                              Electronic      Professional    Government
September 30, 1999 (1)                          Payments         Services       Services       Eliminations       Pro forma
------------------------------------------- ---------------- -------------- --------------- ------------------ ----------------

Net sales to unaffiliated external
       Customers                                $176,363         $ 7,802         $36,360         $     --             $220,525

Net sales to external affiliates                     462           3,656              --               --                4,118

Inter-segment sales                                   --           1,610              --           (1,610)                  --

Total sales                                      176,825          13,068          36,360           (1,610)             224,643
Gross margin excluding
       special charges                            75,996           3,693           5,273             (206)              84,756
Operating income (loss) excluding
       special charges                            12,581          (4,398)            210               --                8,393

Special charges                                       --             898              --               --                  898
Gross margin including
       special charges                            75,996           3,693           5,273             (206)              84,756
Operating income (loss) including
       special charges                            12,581          (5,296)            210               --                7,495

Depreciation and amortization expense             15,676           1,050              --               --               16,726

Capital purchases                                 23,913           1,754             396               --               26,063
------------------------------------------- ---------------- -------------- --------------- ------------------ ----------------

(1) Pro forma 1999 results assume eFunds completed the acquisition of its 50% interest in HCL-Deluxe on January 1, 1999 instead of April 1999.



Nine Months Ended                              Electronic      Professional    Government                           Total
September 30, 2000                              Payments         Services       Services      Eliminations      Consolidated
------------------------------------------- ---------------- -------------- --------------- ------------------ ----------------

Net sales to unaffiliated external
       Customers                                $216,635         $10,494         $34,021         $     --             $261,150

Net sales to external affiliates                     675          43,403              --               --               44,078

Inter-segment sales                                   --           7,643              --           (7,643)                  --

Total sales                                      217,310          61,540          34,021           (7,643)             305,228
Gross margin excluding
       special charges                            94,092          22,594          10,156           (3,286)             123,556
Operating income (loss) excluding
       special charges                            13,506          (2,291)          6,211               --               17,426

Special charges                                    2,680           1,532           9,700               --               13,912
Gross margin including
       special charges                            94,092          22,594             456           (3,286)             113,856
Operating income (loss) including
       special charges                            10,826          (3,823)         (3,489)              --                3,514

Depreciation and amortization expense             18,447           2,705              --               --               21,152

Capital purchases                                 24,348           3,587              --               --               27,935
------------------------------------------- ---------------- -------------- --------------- ------------------ ----------------

         Segment information reconciles to consolidated amounts as follows (dollars in thousands):

                                                                 Quarter Ended                    Nine Months Ended
                                                                 September 30,                       September 30,
                                                        ------------------------------     ------------------------------
                                                             1999             2000             1999              2000
                                                        -------------    -------------     -------------    -------------

Total net sales to external customers
    Total segment net sales to external customers        $  79,895        $  104,003        $  224,643       $  305,228
    Professional services pre-acquisition elimination           --                --            (4,325)              --
                                                        -------------    -------------     -------------    -------------
         Total consolidated net sales to external
         customers                                       $  79,895        $  104,003        $  220,318       $  305,228
                                                        =============    =============     =============    =============

Operating income including special charges
     Total segment operating income                      $   1,331        $    6,379        $    7,495       $    3,514
     Professional services pre-acquisition elimination          --                --             1,234               --
                                                        -------------    -------------     -------------    -------------
          Total consolidated operating income            $   1,331        $    6,379        $    8,729       $    3,514
                                                        =============    =============     =============    =============

Depreciation and amortization expense
     Total segment depreciation and amortization
     expense                                             $   5,771        $    7,719        $   16,726       $   21,152
     Professional services pre-acquisition elimination          --                --              (143)              --
                                                        -------------    -------------     -------------    -------------
          Total consolidated depreciation and
          amortization expense                           $   5,771        $    7,719        $   16,583       $   21,152
                                                        =============    =============     =============    =============

Capital purchases
     Total segment capital purchases                     $   9,345        $   11,912        $   26,063       $   27,935
     Professional services pre-acquisition elimination          --                --              (145)              --
                                                        -------------    -------------     -------------    -------------
          Total consolidated capital purchases           $   9,345        $   11,912        $   25,918       $   27,935
                                                        =============    =============     =============    =============

                                                                                    September 30,
                                                                        --------------------------------------
                                                                               1999                 2000
                                                                        ------------------   -----------------

Total assets
     Total segment assets                                                 $   266,305            $  406,553
     Long-term deferred tax asset not allocated to segments                       268                 1,500
                                                                        ------------------   -----------------
          Total consolidated assets                                       $   266,573            $  408,053
                                                                        ==================   =================

         Revenues are attributed to geographic areas based on the location of the assets and employees producing the revenues. The Company's operations by geographic area are as follows (in thousands):

                                      Total Net Sales to External Customers                   Property & Equipment
                          -------------------------------------------------------------- --------------------------------
                                 Quarters Ended          Nine Months Ended September 30,          September 30,
                          ----------------------------- -------------------------------- --------------------------------
                              1999           2000            1999               2000          1999             2000
                          -------------- -------------- ---------------- --------------- ---------------- ---------------

United States                $ 74,267       $ 97,398        $ 205,440      $ 285,922          $ 53,662         $ 65,633
United Kingdom                  4,404          4,254           13,452         12,650             2,507            1,965
India                           1,224          2,351            1,426          6,656             2,358            4,850
Other foreign countries            --             --               --             --                35               37
                          -------------- -------------- ---------------- --------------- ---------------- ---------------

Total consolidated           $ 79,895       $ 104,003       $ 220,318      $ 305,228          $ 58,562         $ 72,485
                          ============== ============== ================ =============== ================ ===============


10. In January 2000, Deluxe announced that its board of directors approved a plan to operate the Company as a separate, independent, publicly traded company. The Company issued 5.5 million shares of common stock to the public in June 2000. Subsequent to this initial public offering, Deluxe continues to own 40 million shares of the Company's common stock, representing 87.9% of the Company's total outstanding common shares. Proceeds from the offering, based on the offering price of $13.00 per share, totaled $71.5 million ($64.5 million, net of offering expenses).

         In October 2000, Deluxe announced that it plans to distribute all of its shares of the Company's common stock to its shareholders through a spin-off transaction rather than by an exchange offer, or split-off, as had been previously announced. The 40 million shares of the Company's common stock currently owned by the Deluxe will now be distributed on a designated distribution date to every Deluxe shareholder of record on a designated record date. Each shareholder on the record date will receive a fixed number of the Company's shares for each Deluxe share owned.

         Deluxe's plans for a spin-off are subject to receiving confirmation from the Internal Revenue Service that the spin-off will be tax-free to Deluxe and to its shareholders for U.S. federal income tax purposes. Deluxe has the sole discretion to determine whether to proceed with the spin-off and to determine the timing and other aspects of the transaction. Subject to these conditions, Deluxe plans to complete the spin-off on or before December 31, 2000. Deluxe has submitted a request to the IRS for confirmation that the spin-off will be tax-free to Deluxe and its shareholders for U.S. federal income tax purposes. The Company cannot be certain when or whether Deluxe will receive this confirmation from the IRS, or that the distribution by Deluxe will be completed. If Deluxe does not complete the spin-off, it will continue to control the Company, and the Company may not realize the anticipated benefits from the separation of the two companies.

         In connection with the IPO and the planned spin-off from Deluxe, the Company and Deluxe have entered into various agreements that address the allocation of assets and liabilities between them and that define their relationship after the separation. The agreements relate to matters such as consummation of the IPO and the distribution of the Company's stock, registration rights for Deluxe, intercompany loans, information technology consulting, business process management services, indemnification, data sharing, real estate matters, tax sharing and transition services. For transition services, the Company will compensate Deluxe for providing services and will negotiate for third-party rates after the transition arrangements terminate. The transition period varies depending on the agreement, but many transition services will terminate upon the distribution of the Company's stock. Some of the transition agreements may be extended beyond the initial transition period. Additionally, Deluxe has agreed to indemnify the Company for future losses arising from any litigation based on the conduct of the EBT and medical eligibility verification businesses prior to our IPO in June 2000, and from future losses on identified loss contracts in excess of the Company's $29.2 million accrual for contract losses as of April 30, 2000. The indemnification obligation does not apply to losses covered by the existing reserves. The maximum amount of litigation and contract losses for which Deluxe will indemnify the Company is $14.6 million. Prior to the spin-off, any indemnification payments to us will be treated as capital contributions. After the spin-off, any indemnification payments to the Company will be recorded as income in the Company's consolidated statements of operations. Through September 30, 2000, no such indemnification payments have been made.

         The financial information presented in this report many not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for the periods presented nor is it indicative of our future financial position, results of operations or cash flows. We anticipate that many changes will occur in our funding and operations as a result of our operation as an independent entity and through the Spin-off.

11. By the beginning of 2001, the Company will begin outsourcing the electronic payment segment's consumer voice inquiry operations relating to ChexSystems records. Approximately 300 employees are impacted by this decision. Although some of these employees may not find other positions within the Company, the Company does not expect to record a significant restructuring charge in the fourth quarter of 2000 as a result of this initiative.

12. Certain amounts in the consolidated statements of operations in 1999 have been reclassified to conform with the 2000 presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

13. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities, which provides guidance on accounting for derivatives and hedge transactions. The statement is effective for the Company on January 1, 2001. The Company does not anticipate that the effects of this pronouncement will have a material effect on reported operating results or financial position.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. Application of this SAB did not have a material effect on the Company's reported operating results or financial position.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations Company Profile
-----------------------------

         We provide transaction processing and ATM outsourcing services and decision support and risk management products to financial institutions, retailers, electronic funds transfer networks, e-commerce providers and government agencies and offer information technology consulting and business process management services, both on a standalone basis and as a complement to our electronic payments business. Our electronic payments segment provides transaction processing and ATM deployment services and decision support and risk management products to financial institutions, retailers, electronic funds transfer networks and ecommerce providers. Our professional services segment provides information technology consulting and business process management services to financial services companies and to all of the Company's and Deluxe's businesses. Our government services segment provides online electronic benefit transfers (EBT) under entitlement programs on behalf of state and local governments and Medicaid eligibility verification services. We operate primarily in the United States. The electronic payments and professional services segments also have international operations. We presently plan to exit our government services business when our current contractual commitments expire in 2006. During the wind-down period, we intend to continue to take steps to improve profitability of the current business, although the revenues of this business may decline as existing contracts expire.

         Our businesses have historically been operated as internal units of Deluxe. In April 1999, Deluxe announced that it was changing its business model to a holding company structure with four independently operated business units: paper payments, electronic payments, professional services, and government services. In January 2000, Deluxe announced that its board of directors had approved a plan to combine its electronic payments, professional services and government services businesses into a separate, independent, publicly traded company.

         We issued 5.5 million shares of common stock to the public in June 2000. Subsequent to this initial public offering, Deluxe continues to own 40 million shares of our common stock, representing 87.9% of our total outstanding common shares. Proceeds from the offering, based on the offering price of $13.00 per share, totaled $71.5 million ($64.5 million, net of offering expenses).

         In October 2000, Deluxe announced that it plans to distribute all of its shares of our common stock to its shareholders through a spin-off transaction rather than by an exchange offer, or split-off, as had been previously announced. The 40 million shares of our common stock currently owned by Deluxe will now be distributed on a designated distribution date to every Deluxe shareholder of record as of a designated record date. Each shareholder will receive a fixed number of our shares for each Deluxe share owned. Deluxe's plans for a spin-off are subject to receiving confirmation from the Internal Revenue Service (IRS) that the spin-off will be tax-free to Deluxe and to its shareholders for U.S. federal income tax purposes. Deluxe has the sole discretion to determine whether to proceed with the spin-off and to determine the timing and other aspects of the transaction. Subject to these conditions, Deluxe plans to complete the spin-off on or before December 31, 2000. Deluxe has submitted a request to the IRS for confirmation that the spin-off will be tax-free to Deluxe and its shareholders for U.S. federal income tax purposes. We cannot be certain when or whether Deluxe will receive this confirmation from the IRS, or that the distribution by Deluxe will be completed. If Deluxe does not complete the spin-off, it will continue to control us, and we may not realize the anticipated benefits from the separation of the two companies.

         In connection with our IPO and the planned spin-off from Deluxe, we have entered into various agreements with Deluxe that address the allocation of assets and liabilities between us and that define our relationship after the separation. The agreements relate to matters such as consummation of the IPO and the separation, registration rights for Deluxe, intercompany loans, information technology consulting, business process management services, indemnification, data sharing, real estate matters, tax sharing and transition services. For transition services, we will compensate Deluxe for providing services and will negotiate for third-party rates after the transition arrangements terminate. The transition period varies depending on the agreement, but many transition services will terminate upon the distribution of the our stock. Some of the transition agreements may be extended beyond the initial transition period. Additionally, Deluxe has agreed to indemnify us for future losses arising from any litigation based on the conduct of the EBT and medical eligibility verification businesses prior to our IPO in June 2000, and from future losses on identified loss contracts in excess of the Company's $29.2 million accrual for contract losses as of April 30, 2000. The indemnification obligation does not apply to losses covered by the existing reserves. The maximum amount of litigation and contract losses for which the Deluxe will indemnify the us is $14.6 million. Prior to the spin-off, any indemnification payments to us will be treated as capital contributions. After the spin-off, any indemnification payments to us will be recorded as income in the Company's consolidated statements of operations. Through September 30, 2000, no such indemnification payments have been made.

         Our consolidated financial statements have been prepared using the historical results of operations and historical bases of the assets and liabilities of the Deluxe businesses that comprise our Company. The consolidated financial statements also include allocations to us of certain liabilities and expenses, including profit sharing, post-retirement, non-qualified deferred compensation and other employee benefits, information technology services, facility costs, and other Deluxe administrative services costs. The expense allocations have been determined on bases that both Deluxe and we considered to be a reasonable reflection of the utilization of the services provided to us or the benefit received by us. The expense allocation methods are based on headcount, transaction processing costs, square footage and relative sales.

         The financial information presented in this report many not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for the periods presented nor is it indicative of our future financial position, results of operations or cash flows. We anticipate that many changes will occur in our funding and operations as a result of our operation as an independent entity and through the Spin-off. In particular, our business was conducted as three business segments by Deluxe. Accordingly, our financial statements reflect those business segments: electronic payments, professional services and government services. It is our intention to integrate our operations more fully, which may change our presentation of segment information in future periods.

Results of Operations - Quarter and Nine Months Ended September 30, 1999
------------------------------------------------------------------------
Compared to the Quarter and Nine Months Ended September 30, 2000
----------------------------------------------------------------

         The following table presents, for the periods indicated, the relative composition of net sales and selected statements of operations data as a percentage of sales:

                                                             Quarter Ended              Nine Months Ended
                                                              September 30                September 30,
                                                         1999             2000        1999             2000
                                                         ----             ----        ----             ----
Net sales:
         Electronic payments                             77.0%            73.0%       80.3%            71.2%
         Professional services                            7.4             19.0         3.7             20.2
         Government services                             16.5             10.8        16.5             11.1
         Eliminations                                    (0.9)            (2.8)       (0.5)            (2.5)
                                                        -----            -----       -----            -----
                  Total net sales                       100.0            100.0       100.0            100.0
                                                        -----            -----       -----            -----

Cost of sales:
         Electronic payments                             43.3             42.5        45.8             40.4
         Professional services                            5.3             12.3         2.7             12.8
         Government services:
             Cost of sales                               13.2              7.5        14.0              7.8
             Loss contract charge and asset
             impairment charges                           0.0               --         0.1              3.2
         Eliminations                                    (0.7)            (1.3)       (0.4)            (1.5)
                                                        -----            -----       -----            -----
                  Total cost of sales                    61.1             61.0        62.2             62.7
                                                        -----            -----       -----            -----

Gross margin                                             38.9             39.0        37.8             37.3

Selling, general and administrative expenses             37.2             32.9        33.8             36.1
                                                        -----            -----       -----            -----

Income from operations                                    1.7              6.1         4.0              1.2

Other income (expense):
         Legal proceedings                                 --               --         1.0               --
         Interest and other income (expense)             (3.7)             0.5        (1.5)            (0.4)
                                                        -----            -----       -----            -----

Income before income taxes                                2.0              6.6         3.5              0.8

Provision for income taxes                               (9.6)            (2.9)       (7.1)            (0.6)
                                                        -----            -----       -----            -----

Net (loss) income                                       (11.6)%            3.7%       (3.6)%            0.2%
                                                        =====            =====       =====            =====


         Net sales - Net sales increased $24.1 million, or 30.2%, to $104.0 million during the third quarter of 2000 from $79.9 million in the third quarter of 1999. Net sales increased $84.9 million, or 38.5%, to $305.2 million during the first nine months of 2000 from $220.3 million in the first nine months of 1999. On a full year pro forma basis assuming our April 1999 acquisition of the remaining 50% interest in our professional services business occurred on January 1, 1999, net sales increased $80.6 million, or 35.9%, to $305.2 million during the first nine months of 2000 from $224.6 million in the first nine months of 1999.

         Electronic payments net sales increased $14.4 million, or 23.4%, to $75.9 million during the third quarter of 2000 from $61.5 million in the third quarter of 1999. Net sales increased $40.5 million, or 22.9%, to $217.3 million during the first nine months of 2000 from $176.8 million in the first nine months of 1999. Transaction processing volumes increased 16.3% over the third quarter of 1999 and 17.7% over the first nine months of 1999. Account verification inquiry volumes increased 11.8% versus the third quarter of 1999 and 15.6% over the first nine months of 1999. Increased transaction processing volumes, offset to some extent by lower fees for new customers and customers renewing their agreements, increased account verification inquiry volumes coupled with a price increase and expanded collection service product offerings along with increased utilization of these services contributed significantly to our growth in the electronic payment segment for the third quarter. In September, we also entered into a new ATM deployment agreement that has resulted in incremental revenue. Other items contributing to our nine month growth include an agreement with an information solutions provider to allow it to use our DebitBureauSM database with certain of its products and services.

         Professional services sales (including inter-segment sales and sales to Deluxe) increased $13.9 million to $19.8 million during the third quarter of 2000 from $5.9 million in the third quarter of 1999. Sales (including inter-segment sales and sales to Deluxe) increased $53.3 million to $61.5 million during the first nine months of 2000 from $8.2 million in the first nine months of 1999. Sales were not recorded for professional services in the first quarter of 1999 because of equity accounting prior to our acquisition of the remaining 50% interest in our professional services business in April 1999. On a pro forma basis taking into account this acquisition as if it had occurred on January 1, 1999, professional services sales (including inter-segment sales and sales to Deluxe) increased $48.5 million in the first nine months of 2000 to $61.5 million from $13.0 million during the first nine months of 1999. The growth on both a quarterly and year to date basis was primarily due to a new contract with Deluxe. It is not expected that the quarterly and year to date growth rates over pro forma 1999 results are indicative of future results due to the one time impact of the Deluxe contract. Net sales to non-affiliates increased 10.1% for third quarter of 2000 over the third quarter of 1999 and 34.5% for the first nine months of 2000 over the first nine months of 1999.

         Deluxe has been, and is expected to continue to be, a significant customer for our professional services business. Professional service sales to Deluxe were $13.4 million, or 12.9% of our total net sales, in the third quarter of 2000 and $43.4 million, or 14.2% of our total net sales, for the first nine months of 2000. Sales to Deluxe were 79.8% of professional services net sales (excluding inter-segment sales) in the third quarter of 2000 and 80.5% of its net sales (excluding inter-segment sales) for the first nine months of 2000. For our electronic payments business, sales to Deluxe during the third quarter and first nine months of 2000 were approximately 0.2% of the revenues of this segment in both periods.

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

         Government services net sales decreased $2.0 million, or 15.2%, to $11.2 million during the third quarter of 2000 from $13.2 million in the third quarter of 1999. Net sales decreased $2.4 million, or 6.6%, to $34.0 million during the first nine months of 2000 from $36.4 million in the first nine months of 1999. The decreases for both the quarter and first nine months of 2000 was primarily due to the expiration of the Maryland electronic benefit transfer contract partially offset by increased revenues from Medicaid eligibility verification services. We do not presently expect to grow revenues in this segment and its revenues may continue to decline each year as existing contracts expire.

         Cost of sales - Cost of sales increased $14.7 million, or 30.1%, to $63.5 million during the third quarter of 2000 from $48.8 million in the third quarter of 1999. Cost of sales increased $54.3 million, or 39.6%, to $191.4 million during the first nine months of 2000 from $137.1 million in the first nine months of 1999. As a percentage of net sales, cost of sales were 61.0% during the third quarter of 2000, relatively flat with the 61.1% recorded in the third quarter of 1999, and increased to 62.7% during the first nine months of 2000 as compared to 62.2% in the first nine months of 1999. This increase was due to additional net charges of $9.7 million for loss contracts in the government services business taken in the second quarter of 2000. Excluding these net charges, cost of sales as a percentage of net sales would have been 59.5% for the first nine months of 2000.

         Electronic payments cost of sales increased $9.6 million, or 27.7%, to $44.2 million during the third quarter of 2000 from $34.6 million in the third quarter of 1999. Cost of sales increased $22.4 million, or 22.2%, to $123.2 million during the first nine months of 2000 from $100.8 million in the first nine months of 1999. As a percentage of electronic payments net sales, cost of sales increased to 58.3% during the third quarter of 2000 as compared to 56.3% during the third quarter of 1999 and decreased to 56.7% during the first nine months of 2000 as compared to 57.0% during the first nine months of 1999. The quarter over quarter increase in cost of sales as a percentage of net sales is due to a new ATM deployment agreement with respect to which cost of sales currently approximates the associated net sales.

         Professional services cost of sales (including the cost of inter-segment sales and sales to Deluxe) increased $8.5 million to $12.8 million during the third quarter of 2000 from $4.3 million in the third quarter of 1999. Cost of sales (including the cost of inter-segment sales and sales to Deluxe) increased $32.9 million to $38.9 million during the first nine months of 2000 from $6.0 million in the first nine months of 1999. As a percentage of professional services sales, cost of sales decreased to 64.8% in the third quarter of 2000 compared to 71.8% in the third quarter of 1999 and decreased to 63.3% in the first nine months of 2000 compared to 73.2% in the first nine months of 1999. We recorded no cost of sales for professional services in the first quarter of 1999 because of equity accounting prior to our acquisition of the remaining 50% interest in this business in April 1999. On a full year pro forma basis taking into account this acquisition as if it had occurred on January 1, 1999, cost of sales for professional services (including the cost of inter-segment sales and sales to Deluxe) increased $29.6 million in the first nine months of 2000 to $39.0 million from $9.4 million in the first nine months of 1999. As a percentage of professional services net sales, pro forma cost of sales were 71.7% in the first nine months of 1999. The quarter and year to date increases in cost of sales were driven primarily by our new contract with Deluxe. The decreases in cost of sales as a percentage of net sales in 2000 from pro forma 1999 results were due to the increased profitability of new contracts, less reliance on sub-contractors and an increasing portion of work being performed at our India facilities where margins are higher.

         Government services cost of sales decreased $2.7 million, or 25.3%, to $7.8 million during the third quarter of 2000 from $10.5 million in the third quarter of 1999. Cost of sales increased $2.4 million, or 7.7%, to $33.5 million during the first nine months of 2000 from $31.1 million in the first nine months of 1999. As a percentage of government services net sales, cost of sales decreased to 69.8% during the third quarter of 2000 as compared to 79.8% in the third quarter of 1999 and increased to 98.7% during the first nine months of 2000 as compared to 85.5% in the first nine months of 1999. This increase was due to additional net charges of $9.7 million for additional expected future losses on EBT contracts. In April 2000, we completed negotiations with the prime contractor for a state coalition for which we provide EBT services. Previously, we were operating without a binding, legally enforceable contract with this contractor. We increased our accrual for expected future losses on long-term service contracts by $12.2 million to reflect the fact that we now have a definitive agreement with this contractor. Although the Company believed that it did not have a legal obligation to provide services to this coalition, the states included in this coalition did not have alternate means of delivering benefits under their entitlement programs. As a result, the Company believed it could not have terminated the provision of services during its contract negotiations with the prime contractor because any unilateral decision to do so would have subjected the Company to a substantial risk of litigation by the coalition states as well as potential claims by the prime contractor. The execution of the contract allowed the Company to avoid the possibility that its future losses associated with the provision of these services would be larger than the charge the Company recorded if the prime contractor ultimately prevailed on all of the points pursued by it during negotiations. Offsetting this charge was the reversal of $2.5 million of previously recorded contract loss accruals resulting from productivity improvements and cost savings from lower than anticipated telecommunications and interchange expenses. Excluding the $9.7 million of net charges, cost of sales as a percentage of net sales would have been 70.2% for the first nine months of 2000. The reduction in cost of sales on a percentage basis for the three and nine month periods (exclusive of the $9.7 million charge) is a reflection of programs implemented in order to reduce the cost of supporting a declining revenue stream in future years in the government services business.

         Gross margin - Gross margin increased $9.4 million, or 30.2%, to $40.5 million during the third quarter of 2000 from $31.1 million in the third quarter of 1999. Gross margin increased $30.6 million, or 36.8%, to $113.9 million during the first nine months of 2000 from $83.3 million in the first nine months of 1999. As a percentage of net sales, gross margin increased slightly to 39.0% during the third quarter of 2000 as compared to 38.9% in the third quarter of 1999 and decreased to 37.3% during the first nine months of 2000 as compared to 37.8% in the first nine months of 1999. The decreases in gross margin as a percentage of net sales for the nine month period were due to the additional net charges of $9.7 million for loss contracts in the government services business recorded during the second quarter of 2000. Excluding these net charges, gross margin as a percentage of net sales would have been 40.5% for the first nine months of 2000. The improvement over the first nine months of 1999 was due to a shift toward electronic customer inquiries in the account verification business which generate higher margins, increased utilization of existing infrastructure, less reliance on sub-contractors, an increasing portion of work being performed at the India facilities where margins are higher and the implementation of cost containment measures within the government services business. Partially offsetting these improvements was the new ATM deployment agreement entered into in September 2000. In the third quarter, this agreement exhibited a slight loss.

         Selling, general and administrative (SG&A) expenses - SG&A expenses increased $4.4 million, or 14.8%, to $34.1 million during the third quarter of 2000 from $29.7 million in the third quarter of 1999. SG&A expenses increased $35.8 million, or 48.0%, to $110.3 million during the first nine months of 2000 from $74.5 million in the first nine months of 1999. As a percentage of net sales, SG&A expenses decreased to 32.8% during the third quarter of 2000 compared to 37.2% in the third quarter of 1999 and increased to 36.2% during the first nine months of 2000 as compared to 33.8% in the first nine months of 1999. Costs of $2.9 million and $1.3 million incurred in the second and third quarters of 2000, respectively, for transition costs related to the separation of the Company from Deluxe and severance contributed to the SG&A increase versus 1999. We will incur additional costs and expenses associated with the separation from Deluxe in future periods. For the first nine months of 2000, the increase in SG&A was primarily due to the acquisition of the remaining 50% interest in our professional services business in April 1999. No SG&A expenses were recorded for professional services in the first quarter of 1999 because of equity accounting prior to this acquisition. Other factors contributing to the year to date increase were additional promotional advertising geared toward creating brand awareness of the eFunds name, infrastructure investments needed to support higher levels of business in the professional services area both in the United States and India and increased goodwill expense due to the acquisition of an electronic check conversion company in February 1999. Also, in the first quarter of 1999, $2.0 million of restructuring accruals from prior periods were reversed, reducing SG&A expenses for the first nine months of that year.

         Other income (expense) - Other income (expense)was $0.5 million during the third quarter of 2000 compared to $(2.9) million in the third quarter of 1999. Other income expense was $(1.3) million during first nine months of 2000 compared $(3.1) million for the comparable period of 1999. Other income (expense) in 2000 includes the interest earned on the proceeds of our public offering offset by interest expense related to our intercompany balance payable to Deluxe. In 1999, other income (expense) included interest income earned from our intercompany balance receivable from Deluxe and reversals of $2.1 million of reserves for legal accruals offset by losses recorded under the equity method of accounting for the professional services business. Prior to our acquisition of the remaining ownership interest in this business in April 1999, we recorded our 50% share of the joint venture's losses in interest and other expense. Our intercompany receivable was declared as a dividend to Deluxe at the end of 1999and at March 31, 2000. During the first nine months of 2000, net intercompany balances were in a payable position to Deluxe.

         Provision for income taxes - Our effective tax rate during the third quarter of 2000 was 43.5%, compared to the third quarter of 1999 rate of 498.8%. The effective tax rate for the first nine months of 2000 was 76.0% compared to the first nine months of 1999 rate of 202.0%. The higher rates in the 1999 quarter and nine month periods were due primarily to losses in the professional services business for which no benefit could be recognized. The 2000 rates are further reduced by the utilization of foreign net operating loss carryforwards and lower foreign statutory tax rates.


Liquidity, Capital Resources and Financial Condition

         As of September 30, 2000, cash and cash equivalents were $88.9 million. In addition we had a $10.0 million time deposit account pledged as collateral to support our guarantee of a credit facility available to our Indian operations. The maturity date of this deposit is December 28, 2000, at which time the collateral may be renewed or replaced by the agreement of both parties. We also had $4.8 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients and had supplied $27.9 million in restricted cash to ATMs deployed by us. We have agreed with the company who manages this ATM base to make up to $35 million of cash available for this purpose. We have also agreed to guarantee up to $3.0 million face value of equipment leases for Canadian customers of this company and we have indicated that, subject to the mutual agreement of the parties upon definitive terms and conditions, we would be willing to work towards an arrangement under which the Company would loan the limited liability company up to $12.0 million to enable it to undertake mutually agreed-upon acquisitions.

         As of September 30, 2000, we had a $10.0 million credit facility, denominated in Indian rupees, available to our Indian operations at the lender's prime interest rate. Borrowings under this facility are due on demand. The facility is guaranteed by us and this guarantee is collateralized by a $10 million time deposit account maintained by us with the lending bank. The maturity date of this deposit is December 28, 2000, at which time the collateral may be renewed or replaced by the agreement of both parties. The average amount drawn on this credit facility during the first nine months of 2000 was $4.6 million at a weighted average interest rate of 15.77%. As of September 30, 2000, $4.9 million was outstanding at an interest rate of 15.77%. As of December 31, 1999, $3.1 million was outstanding at an interest rate of 15.81% and the average amount drawn down on this line during 1999 was $2.7 million at a weighted average interest rate of 15.81%.

         Deluxe provides us with an unsecured revolving credit facility of up to $75 million until the earlier of the spin-off or December 31, 2000. Borrowings under the facility will be due at the spin-off or maturity and will accrue interest at the London Interbank Offered Rate, or LIBOR, plus a variable additional margin based on Deluxe's credit rating. Through September 30, 2000, we had not borrowed under this facility . The credit facility includes financial and restrictive covenants. We are currently in compliance with all covenants. We intend to replace this facility with a new credit facility with one or more financial institutions prior to the earlier of the spin-off or maturity. A replacement credit facility may not be available to us, or if available, we may not be able to obtain it on a timely basis or on terms acceptable to us. If we are unable to secure a replacement credit facility prior to the earlier of the spin-off or maturity, we will repay the amount then outstanding under the Deluxe facility from available cash and cash equivalents. In addition, the Company routinely borrows from or provides cash to Deluxe in the ordinary course of business. As of September 30, 2000, the Company's intercompany borrowings from Deluxe totaled $7.9 million and bore interest rate of 8.48%.

         The following table sets forth a summary of cash flow activity and should be read in conjunction with our consolidated statements of cash flows:

                                                             Summary of Cash Flows
                                                        Nine Months Ended September 30,
                                                       ----------------------------------
                                                           1999               2000
                                                       --------------    ----------------

                                                                (in thousands)
Cash (used in) provided by operating activities         $  (16,368)        $    31,842
Cash used in investing activities                          (61,906)            (57,261)
Cash provided by financing activities                       84,264              82,548
Cash used by certain international operations
   during December, 1999                                        --              (4,127)
                                                       --------------     ---------------
Net increase in cash and cash equivalents               $    5,990         $    53,002
                                                       ==============     ===============

         Cash flows from operating activities were $31.8 million and $(16.4) for the nine months ended September 30, 2000 and 1999 respectively. The increase in operating cash flow reflects the use of $32.2 million to pay a judgment to Mellon Bank in a legal proceeding related to our government services business for which we had accrued $40 million in 1997 and approximately $18 million to supply cash to ATMs managed by a client of our electronic payments business during the nine months ended September 30, 1999. These significant outflows of operating cash did not recur during the nine months ended September 30, 2000.

         Cash used in investing activities was $57.3 million during the nine months ended September 30, 2000, due in part to purchases of capital assets of $27.9 million, including $12.9 million for capitalized product development related expenditures. We also invested $20.0 million to purchase a 24% interest in a provider of ATM management services and $10 million in a time deposit to establish collateral to support our guarantee under our Indian credit facility. Cash used in investing activities was $61.9 million during the nine months ended September 30, 1999, primarily due to purchases of capital assets of $25.9 million, including $19.9 million for product development related expenditures. We also invested net cash of $35.7 million to purchase the remaining 50% interest in our professional services business and an electronic check conversion company.

         Cash provided from financing activities was $82.5 million the during the nine months ended September 30, 2000. Cash provided by our initial public offering was $64.5 million. Cash provided by Deluxe was $23.9 million and dividends paid to Deluxe were $13.8 million. We obtained $9.5 million from borrowings on short-term debt and used cash to repay debt of $1.5 million. Cash provided from financing activities was a net $84.3 million during the nine months ended September 30, 1999. Deluxe provided $86.7 million and we used cash to repay debt of $5.2 million.

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

         We had capital expenditures of $27.9 million in the nine months ended September 30, 2000, and $38.2 million during calendar 1999. We anticipate our total capital expenditures in 2000 will approximate $45 million with the increase in the fourth quarter being used to complete the integration of existing infrastructure and for continued spending on product development. In particular, we intend to consolidate our data centers and customer contact centers. Portions of these projects will extend into 2001.

         We believe that cash generated from operations, borrowings under our credit facilities and the net proceeds from our initial public offering will provide sufficient funds for our operations for the foreseeable future.

Recent Developments

         We issued 5.5 million shares of common stock to the public in June 2000. Subsequent to this initial public offering, Deluxe continues to own 40 million shares of our common stock, representing 87.9% of our total outstanding common shares. Proceeds from the offering, based on the offering price of $13.00 per share, totaled $71.5 million ($64.5 million, net of offering expenses).

         In October 2000, Deluxe announced that it plans to distribute all of its shares of our common stock to its shareholders through a spin-off transaction rather than by an exchange offer, or split-off, as had been previously announced. The 40 million shares of our common stock currently owned by Deluxe will now be distributed on a designated distribution date to every Deluxe shareholder of record on a designated record date. Each shareholder on the record date will receive a fixed number of our shares for each Deluxe share owned.

         Deluxe's plans for a spin-off are subject to receiving confirmation from the IRS that the spin-off will be tax-free to Deluxe and to its shareholders for U.S. federal income tax purposes. Deluxe has the sole discretion to determine whether to proceed with the spin-off and to determine the timing and other aspects of the transaction. Subject to these conditions, Deluxe plans to complete the spin-off on or before December 31, 2000. Deluxe has submitted a request to the IRS for confirmation that the spin-off will be tax-free to Deluxe and its shareholders for U.S. federal income tax purposes. We cannot be certain when or whether Deluxe will receive this confirmation from the IRS, or that the distribution by Deluxe will be completed. If Deluxe does not complete the spin-off, it will continue to control the us, and we may not realize the anticipated benefits from the separation of the two companies.

         By the beginning of 2001, we will begin outsourcing the electronic payment segment's consumer voice inquiry operations relating to ChexSystems records. Approximately 300 employees are impacted by this decision. Although some of these employees may not find other positions within the Company, we do not expect to record a significant restructuring charge in the fourth quarter of 2000 as a result of this initiative.

Forward Looking Statements

          Based on the results of operations for the third quarter ended September 30, 2000, eFunds has the following expectations for the quarter ending December 31, 2000. These expectations are forward-looking, and actual results may differ materially.

     - The Company expects revenues for the fourth quarter of 2000 to be in the range of $110 - $112 million as a result of new contracts signed in the third quarter and expected to be signed in the fourth quarter.
     - The Company expects its gross margin percentage for the fourth quarter to be approximately 39 percent of revenues as the new contracts are not expected to contribute to margins in the early stages of implementation. However, the Company expects its gross margin to move up into a target range of 45 -50 percent of revenues in the medium term.
     - Selling, general and administrative expense in the fourth quarter of 2000 is expected to be in line with third quarter expense, as a percentage of revenue, before special charges, which are not expected to exceed $2 million.
     - Operating income, after special charges, is expected to be in excess of current analysts' expectations and in line with the third quarter of 2000.
     - The Company expects interest and other non-operating income for the fourth quarter of 2000 to be approximately $0.6 million.
     - For normal operating items, the marginal tax rate for the fourth quarter and full year 2000 is expected to be approximately 38 percent. However, as in previous quarters, the tax rate for the fourth quarter will be negatively impacted by non-deductible goodwill charges of approximately $1 million ($4 million for the full year). The total tax expense, including the impact of these non-deductible charges is expected to be approximately $3 million in the fourth quarter.
     - Earnings per share are expected to be in line with current analysts' expectations of $0.08 per share, after all special charges.

     - Capital spending for 2000 is expected to be approximately $45 million reflecting the build-out of the new Mumbai call center, data center consolidation as well as infrastructure needs as a result of eFunds' separation from Deluxe.
     - Depreciation and amortization is expected to be approximately $8 million in the fourth quarter of 2000 and $29 million for the full year.

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides guidance on accounting for derivatives and hedge transactions. The statement is effective for the company on January 1, 2001. We do not anticipate that the effects of this pronouncement will have a material impact on our reported operating results or financial position.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides guidance in applying generally accepted accounting principles to revenue recognition in financial statements. The application of this SAB did not have a material impact on our reported operating results or financial position.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk
------------------------------------------------------------------

         We operate internationally, and so are subject to potentially adverse movements in foreign currency rate changes. We have not entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on intercompany foreign currency denominated balance sheet positions. As of September 30, 2000, we have borrowed $4.9 million on a line of credit denominated in Indian rupees. The rupee-denominated funds borrowed are used exclusively by the business within India to pay for expenses denominated in Indian rupees.

         We are exposed to foreign exchange risk to the extent of adverse fluctuations in the Indian rupee and the British pound. We do not believe that a change in the Indian rupee and British pound exchange rates of 10% would result in a material effect on our future earnings, financial position or cash flows.


                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------

     On May 14, 1999, we filed a trademark infringement action against Citizen Advisers, Inc. in the United States District Court for the Central District of California. The complaint alleges false designation of origin and trademark infringement, trade name infringement and unfair competition under California law regarding the use of the "E FUND" mark and efund.com internet domain by Citizen Advisers. We are seeking injunctive relief to prevent Citizen Advisers from using the "E FUND" mark and efund.com internet domain, cancellation of Citizen Advisers trademark registration of the "E FUND" mark and damages and expenses, including attorneys' fees. Citizen's has amended its answer to our complaint in this action to assert claims against us based on our use of the mark "eFunds." We have reached an agreement in principle with Citizens pursuant to which this litigation would be settled without payment by either side to the other. The case is in the discovery stage and no trial date has been set.

     On June 2, 2000, we, Deluxe and a number of financial institutions were sued by James Stern in the Los Angeles Superior Court. Mr. Stern alleged that our ChexSystems product racially profiles and discriminates against minorities and prevents customers from living above the poverty level. We removed this case to the United States District Court for the Central District of California on June 30, 2000. On September 12, 2000, the District Court dismissed Mr. Stern's case for failure to state a claim. The District Court gave Mr. Stern leave to amend and refile his complaint and he did so on September 19, 2000 in the District Court alleging unfair business practices and civil rights violations by all defendants. The case was subsequently remanded to the Los Angeles Superior Court. We consider this amended complaint to be frivolous and wholly without merit and our motion to strike portions of the amended complaint is pending before the Superior Court.

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

         Underwriting discounts and commissions.................................$5,005,000
         Expenses and financial advisory fees paid for or to underwriters.......   402,783
         SEC Registration Fee...................................................    30,360
         NASD Filing Fee........................................................    12,000
         Nasdaq Filing Fee......................................................   110,531
         Accountants' fees and expenses.........................................   754,509
         Legal fees and expenses................................................   310,907
         Printing and engraving expenses........................................   357,840
         Transfer agent and registrar fees......................................     1,234
         Miscellaneous expenses.................................................    55,466
                                                                                ----------
              Total.............................................................$7,040,630
                                                                                ==========


         The net offering proceedings to the Company after deducting the total expenses described above is estimated to be $64,459,370. The following table summarizes the amount of these net offering proceeds that were used during the period from the effective date of the offering through September 30, 2000 for the purposes shown:

         Infrastructure and cost savings initiatives............................$ 2,800,000*
         Product development expenditures.......................................  2,900,000*
         Construction of plants, buildings and facilities........................ 5,800,000*
         Purchase and installation of machinery and equipment....................         0
         Purchases of real estate................................................         0
         Acquisition of other businesses.........................................         0
         Repayment of indebtedness...............................................         0
         Working capital.........................................................         0
         Temporary investments (money market funds and commercial paper having a maturity of two weeks or less)......................................... 52,959,370
                                                                                -----------
              Total.............................................................$64,459,370
                                                                                ===========

         ----------
         * Estimated.

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

Risks Relating to Our Business and Industry

     We have had net losses over the past several years, and we may not sustain profitability.

     We had net losses of $8.2 million in 1999, $14.6 million in 1998 and $34.1 million in 1997, and, although we had net income of $537,000 for the nine months ended September 30, 2000, we may not maintain profitability. Our ability to maintain profitable operations will depend on growth in electronic debit payments, our ability to attract new clients, the market acceptance of our new products and services and our ability to control further losses on government services contracts. In addition, our professional services business, which we began to offer in September 1997, contributed operating losses of $3.8 million during the first nine months of 2000, $10.7 million in 1999, $3.4 million in 1998 and $1.6 million in 1997. As a consequence, the prospects for our professional services business must be considered in light of the risks and uncertainties encountered by businesses in the early stage of development in new and rapidly evolving markets.

     Our government services business has not been profitable and Deluxe's indemnification may not be adequate.

     Our government services business contributed operating losses of approximately $3.5 million during the first nine months of 2000, $6.6 million in 1999, $47.7 million in 1998 and $12.3 million in 1997. These amounts include losses we recognized in 2000, 1999 and 1998 that represent probable future losses from unprofitable long-term service contracts and the write-off of assets associated with this business. The losses on the long-term service contracts result from the revenues from the contracts being lower than expected and the expenses to service the contract being higher than anticipated. The assets associated with the government services business were written off because this business has a negative overall cash flow and its assets have no resale value. We presently intend to exit the government services business after we complete our obligations under our long-term contracts in 2006.

     Deluxe has agreed to indemnify us for future losses arising from any litigation based on the conduct of the business prior to our initial public offering and future losses on identified loss contracts in excess of our $29.2 million loss contract reserves as of April 30, 2000, which amount includes the net $9.7 million charge we recorded during the second quarter of 2000. This indemnification obligation does not apply to losses contemplated by the existing reserve and is subject to a $14.6 million limit, so that it would not apply to any future losses on our existing unprofitable contracts in excess of $43.8 million. In addition, Deluxe's indemnification does not apply to any contract that was not in a loss position as of April 30, 2000 and so if any of these profitable contracts were to become unprofitable, no indemnification would be available. Our loss contract reserves are based on estimates of future performance of identified contracts, and the estimated results may not be realized. As a result, we may incur losses beyond our current reserves and Deluxe's indemnification. For example, a continuing strong economy, which could further reduce the number of welfare recipients below our current expectations, could increase our projected future losses. These excess losses would be recognized in future periods and decrease our earnings for those future periods. In addition, we may be unable to effectively manage our exit from the government services business if we are unable to retain key employees and reduce our costs as currently projected, which could result in further losses.

     We have only a limited history with our current business plan.

     Our business model is still new and developing. In April 1999, we began the process of combining five of Deluxe's former operating units into an integrated electronic debit payment business. The businesses we combined were Deluxe Electronic Payment Systems, Inc., DebitBureauSM, ChexSystems, Inc., Deluxe Payment Protection Systems, Inc. and an electronic check conversion company that was acquired in February 1999. Deluxe Electronic Payment Systems, Inc. and the electronic check conversion company primarily process debit transactions. The other companies maintain databases that help financial institutions and retailers to determine whether to open a new checking or savings account for or accept a check from a consumer. We combined these businesses in order to couple our risk management products with our transaction processing capabilities in an effort to create more products and services than the businesses would have created as independent operating units. In January 2000, we decided to combine our professional services business with our electronic payments business because the addition of the information technology expertise of this business would enhance our ability to develop, customize, install and maintain our products. We may not be able to realize the anticipated strategic and other benefits of these combinations in a timely manner, or at all. Our management has been and will continue to be required to devote substantial attention to the process of integrating our operations, technologies and personnel and consolidating our infrastructure. The diversion of management's attention and any difficulties encountered during the transition could have an adverse impact on our on-going business activities and limit our growth.

     Estimates of future financial results are inherently unreliable.

     From time to time, representatives of the Company may make public predictions or forecasts regarding the Company's future results, including estimates regarding future earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.

     In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

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

     o electronic data interchange and cash management providers, including Fiserv, CheckFree, EDS and Fundtech;

     o electronic bill payment providers, including CheckFree, EDS, MasterCard, Spectrum and Visa;

     o electronic funds transfer software providers, including Transaction Systems Architects, SLMsoft, Oasis, Mosaic and PaySys; and

     o national information database companies and other content providers, including Equifax, Experian and Trans Union.

     In the market for electronic transaction processing, the principal factors on which we compete are price and service levels. The future growth of our revenues in this market is dependent upon securing an increasing volume of transactions. If we cannot control our transaction processing expenses, we may not remain price competitive and our revenues will be adversely affected. One of the larger customers of our electronic transaction processing business, the STAR Network, is likely to be purchased by Concord EFS. Although we have a long-term processing contract with STAR, we cannot presently predict the possible impact of this acquisition on our business with certainty. The loss of STAR as a processing customer would have an adverse effect on our business.

     Competition for our decision support and risk management products is based primarily on the quantity and quality of the data available to us for this purpose and, to a somewhat lesser degree, price. Our competitive position in these markets could be harmed if our competitors were able to compile different data sources and analytical capabilities that proved to be more effective than our products. In addition, competitive pressure on our check verification business is increasing and may require us to make significant investments to maintain our customer base and acquire new customers.

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

     Deluxe provides us with tax, employee benefits, accounting, treasury, and sales services. If Deluxe fails to perform these services adequately or effectively, our business could be adversely affected. In addition, we will continue to derive a substantial portion of our revenues from Deluxe in future periods. In 1999, net sales to Deluxe represented 3% of our total net sales and 43% of the net sales of our professional services segment. During the first nine months of 2000, Deluxe represented 14.4% of our total net sales and 80.5% of the net sales of our professional services segment. Deluxe has established minimum spending targets of $43 million per year through March 31, 2005 for software development, maintenance and support services from our professional services business. We will also provide Deluxe with business process outsourcing services during this period. The loss of Deluxe as a customer or a material reduction in the amount of services it orders from us would materially adversely affect our future results of operations and financial condition.

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

     In May 1999, we filed a trademark infringement lawsuit seeking to prevent Citizens Advisers, Inc. from using the "E FUND" mark and efund.com Internet domain. This action and any future litigation could be costly and time consuming. If we are unsuccessful in preventing Citizens from using our name for confusingly similar products, our business could be harmed because customers and potential customers are confused about the origin of goods and services offered by Citizens and ourselves and wrongfully attribute any dissatisfaction with Citizens' services to us. Further, if we are not successful in this lawsuit or our current settlement discussions are not successful, we may not be able to obtain a registered federal trademark for the eFunds mark, which could restrict our ability to protect our name and reputation from infringement by others.

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

     Tax requirements related to the spin-off will restrict our ability to complete significant acquisitions through the issuance of our common stock. Further, our ability to expand in this manner involves many risks, including:

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

     Our ATM deployment initiative may not be successful.

     In September, we entered into a new ATM deployment agreement with a limited liability company in which we hold a 24% interest. Under this agreement, we have assumed responsibility for ATM placement strategies and the expansion of the limited liability company's former ATM base and the limited liability company is responsible for managing and servicing the ATM base in exchange for a monthly fee determined by reference to the number of ATMs under management. Our revenues under this contract are received from the fees paid by consumers utilizing the machines and interchange fees paid by their banks. Although this contract is expected to generate significant incremental revenue growth, if we are not successful in deploying the ATM base in high volume locations, we will not generate sufficient fee income to offset the costs associated with the management of the ATMs. Currently, this business operates at a significantly lower than average margin and this situation is expected to continue through the balance of 2000. Improvement in future periods will depend upon our ability to efficiently manage the deployment of the existing ATM base and the placement of new machines. This is a relatively new business and so no assurance can be given that we will be successful in these efforts. In addition, the expansion of the installed base of ATMs may require the application of increased amounts of cash to keep the machines appropriately supplied with cash for withdrawal by consumers.

     There are a number of risks associated with our international sales and operations that could harm our business.

     Because we currently sell some of our products and services in Europe, Australia and South and Latin America, our business is subject to risks associated with doing business internationally. Also, we may not be successful in selling our services outside of the United States. In 1999, we generated approximately 6.7% of our net sales outside of the United States. Our future results could be harmed by a variety of factors, including:

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

     The Company's Indian software development and business process management operations qualify for tax incentives associated with businesses which operate within designated geographic locations. Such incentives generally provide us with a complete exemption from Indian tax on business income generated from these operations and phase out through the end of 2008. We cannot assure you that these tax benefits will be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, our taxes in future periods would likely increase.

     We face collection risks on some payments.

     A debt collection service we commenced in 2000 exposes us to collection risks. For some clients of our check authorization service, we purchase returned checks at a discounted price to the stated check amount and assume the collection risk on the checks. We base our discounted purchase price on the collection history of each client. If we are unable to collect on returned checks at the historical rate of our clients or the payment quality of the portfolio of returned checks deteriorates, we may incur a loss on the portfolio of purchased checks. Although we may expand this service to additional customers, we do not expect that revenues from our debt collection services will exceed 5% of our total net sales in 2000.

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

                  Risks Relating to Our Separation From Deluxe


     We may not realize the benefits of our separation from Deluxe and our stock price may decline if Deluxe does not complete the spin-off.

     If Deluxe does not complete the spin-off, Deluxe will continue to control us and we may not fully realize the benefits we expect as a result of the spin-off. Deluxe has the sole discretion to determine the timing and terms of any spin-off and is not obligated to effect the spin-off. In particular, Deluxe will not complete the spin-off unless it receives a confirmation from the Internal Revenue Service to the effect that the spin-off would be tax-free to Deluxe and its stockholders for federal income tax purposes. We cannot assure you whether or when Deluxe will receive a favorable tax ruling from the IRS, or that the spin-off will occur. In addition, if the spin-off is not completed, the liquidity of our shares in the market will be limited unless and until Deluxe elects to sell some of its significant ownership.

     We will be controlled by Deluxe as long as it owns a majority of our common stock, and our other stockholders will be unable to affect the outcome of stockholder voting during this time.

     As long as Deluxe continues to hold a majority of our outstanding stock, Deluxe will be able to elect all of our directors and determine the outcome of all corporate actions requiring stockholder approval. Because it controls us, Deluxe has the power to act without taking the best interests of our company into consideration. Deluxe currently owns approximately 87.9% of our outstanding common stock. For purposes of meeting the tax requirements associated with the spin-off, Deluxe also holds an option to purchase additional shares of our capital stock so that it can maintain its ownership of at least 80.1% of our outstanding voting power at all times prior to the spin-off.

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

         Conflicts may arise between Deluxe and us as a result of our on-going agreements. We may not be able to resolve any potential conflicts with Deluxe, and even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated third party. In addition, during the period that Deluxe controls us, John Blanchard, Lawrence Mosner, John LeFevre and Lois Martin (or their successors), all of whom are members of our board of directors, will continue to serve as directors and/or officers of Deluxe. These directors will have obligations to us as well as Deluxe and may have conflicts of interest with respect to matters potentially or actually involving or affecting us. Matters that could give rise to conflicts include among other things:

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

     For example, by virtue of its controlling beneficial ownership and the terms of the tax-sharing agreement between us and Deluxe, Deluxe will effectively control all of our tax decisions until the spin-off is completed. Under the tax-sharing agreement, Deluxe generally has sole authority to respond to and conduct all tax proceedings and tax audits relating to our operations during this period and to file all related returns on our behalf. The tax sharing agreement also determines the amount of our liability to, or entitlement to payment from, Deluxe with regard to taxes and tax refunds. This arrangement may result in conflicts between us and Deluxe. Under the tax-sharing agreement, Deluxe may choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Deluxe and detrimental to us.

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


   Risks Relating to the Securities Markets and Ownership of Our Common Stock

     We cannot predict the impact of the spin-off on the price of our common stock.

     We cannot predict the effect that the spin-off will have on the market price of our common stock. The spin-off will involve the distribution of 40,000,000 shares of our common stock, or 87.9% of our common stock, by Deluxe to its stockholders. Substantially all of these shares would be eligible for immediate resale in the public markets. Sales of substantial amounts of our common stock in the public market, or the perception that substantial sales might occur, whether as a result of this distribution or otherwise, could cause the market price of our stock to decrease significantly.

     There may be limited liquidity in our shares.

     Prior to the split-off, Deluxe will hold 87.9% of our outstanding shares, which may operate to limit the trading market for our shares, decreasing the liquidity of our third party shareholders and possibly increasing the volatility of our share price. If the spin-off is delayed or not completed at all, this illiquidity and volatility could continue for an indefinite period.

     There are tax risks associated with the Spin-off.

     Deluxe has requested confirmation from the Internal Revenue Service that, for U.S. federal income tax purposes, the spin-off will be generally tax-free to Deluxe and to its shareholders. This confirmation, if received, will be premised on a number of representations and undertakings made by eFunds and Deluxe to the Internal Revenue Service, including representations with respect to each company's intention not to engage in certain transactions in the future. The spin-off may be held to be taxable to Deluxe and to its shareholders who receive eFunds shares if the Internal Revenue Service determines that any of the representations made are incorrect or untrue in any respect, or if any undertakings made are not complied with. If Deluxe completes the spin-off and notwithstanding such confirmation, the spin-off is held to be taxable, both Deluxe and its shareholders who receive eFunds shares could be subject to a material amount of taxes. eFunds will be liable to Deluxe for any such taxes incurred by Deluxe to the extent such taxes are attributable to specific actions or failures to act by eFunds, or to specific transactions involving eFunds following the spin-off. In addition, eFunds will be liable to Deluxe for a portion of any taxes incurred by Deluxe if the spin-off fails to qualify a tax-free as a result of a retroactive change of law or other reasons unrelated to the action or inaction of either eFunds or Deluxe.

     Tax limitations on issuance of our shares will restrict our ability to undertake acquisitions.

     The Company may be limited in the amount of shares that it can issue because the issuance of the Company's shares may cause the planned spin-off to be taxable to Deluxe under Section 355(e) of the Internal Revenue Code. As a result of such possible adverse tax consequences, following the spin-off, the Company may be restricted in its ability to effect certain acquisitions or to enter into other transactions that would result in a change of control of the Company.

     Provisions in our charter documents and Delaware law and tax considerations related to the spin-off may delay or prevent a change in control.

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

     In addition we have adopted a stockholder rights plan which discourages the unauthorized acquisition of 15% or more of our common stock or an unauthorized exchange or tender offer. Our tax sharing agreement with Deluxe also provides that we will indemnify Deluxe for any taxes due if the spin-off or some of the related transactions fail to qualify as tax-free because of our actions or inactions. An acquisition of us by a third party could have such an effect. As a result, these tax considerations may delay or prevent a third party from acquiring us in a transaction you may otherwise have considered favorable or reduce the amount you receive as part of the transaction. We also have agreed to indemnify Deluxe for a portion of any taxes due from Deluxe if the spin-off or some of the related transactions fail to qualify as tax-free as a result of a retroactive change of law or other reason unrelated to the action or inaction of either us or Deluxe.

2001 Annual Shareholders' Meeting
---------------------------------

     The Company has not yet set a date for its 2001 Annual Meeting of Shareholders, but under the Company's bylaws, the Company's Board of Directors may exclude proposals (including director nominations) from consideration at its 2001 Annual Shareholders' meeting if such proposals are not submitted at least a reasonable time before the Company begins to print and mail its proxy materials for the meeting (the date of such preparation and mailing being herein referred to as the "Mailing Date"). In addition, the proxies solicited by the Company's Board of Directors may confer discretionary authority upon the persons named therein to vote upon any matter submitted for consideration at the meeting (without discussion of the matter in the Company's proxy statement) if the Company does not receive proper notice of such matter a reasonable time before the Mailing Date. It is expected that the 2001 annual meeting will occur in mid-April 2001 and so proposals received after mid-November 2000 will likely be considered untimely for consideration at the meeting.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

             4.2           Form of Rights Agreement by and between the Company and                     *
                           Rights Agent, (incorporated by reference to Exhibit 4.2 to
                           Amendment No. 1)

             4.3           Certificate of Designations of Series A Participating                       *
                           Preferred Stock (incorporated by reference to Exhibit 4.3
                           to the Company's Quarterly Report on Form 10-Q for the
                           quarter ended June 30, 2000

            10.24          Continuing Guaranty and Deposit Account Security Agreement           Filed herewith
                           dated as of September 29, 2000 between the Company and Bank of America, N.A.

            10.25          Letter Agreement dated September 20, 2000, by and between            Filed herewith
                           the Company and Access Cash International, LLC

            27.1           Financial Data Schedule for the quarter ended September 30,          Filed herewith
                           2000

      ----------------------
      *Incorporated by reference


      (b)  Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              eFUNDS CORPORATION


(Registrant)


Date:  November 7, 2000                       /s/ J. A. Blanchard III
                                              ----------------------------------
                                              J. A. Blanchard III,
                                              Chief Executive Officer
                                              (Principal Executive Officer)


Date:  November 7, 2000                       /s/ Paul H. Bristow
                                              ----------------------------------
                                              Paul H. Bristow
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit No.                               Description                               Page No.
-----------                               -----------                               --------

   10.24 Continuing Guaranty and Deposit Account Security Agreement dated as of September 29, 2000 between the Company and Bank of America, N.A.

   10.25       Letter Agreement dated September 20, 2000, by and between the
               Company and Access Cash International, LLC

   27.1        Financial Data Schedule for the quarter ended September 30, 2000