Form 10-K
period 2000-12-31
EFUNDS CORP
filed 2001-03-15
CIK 1109190

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K


    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2000. Commission file number 0-30791.

                               eFUNDS CORPORATION

             (Exact name of registrant as specified in its charter)

          Delaware                                          39-1506286
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

7272 E. Indian School Road, Suite 420                         85251
         Scottsdale, Arizona                                (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:  (602) 659-2135.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share
                                                            Preferred Stock
                                                            Purchase Rights
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes     No
                                   ---     ---

The aggregate market value of the voting stock held by non-affiliates of the registrant is $772,599,828 based on the last sales price of the registrant's common stock on the National Association of Securities Dealers Automated Quotation System on March 9, 2001. The number of outstanding shares of the registrant's common stock as of March 9, 2001 was 45,552,407 and the last sales price of the registrant's common stock on that date was $17.062.

Documents Incorporated by Reference: Portions of the registrant's annual report to shareholders for the fiscal year ended December 31, 2000 are incorporated by reference in Parts I and II and portions of the registrant's proxy statement, which was filed with the Securities Exchange Commission on March 15, 2000, is incorporated by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

ITEM 1.  BUSINESS

Information About Us

     Our company was incorporated in Delaware in December 1984 and historically operated our transaction processing and government services businesses under the names Deluxe Electronic Payment Systems, Inc. and Deluxe Government Services. Prior to our initial public offering (the "IPO") in June 2000, we were a wholly owned subsidiary of Deluxe Corporation, a Minnesota corporation ("Deluxe"). Deluxe is the largest check printer in the world. The shares of Deluxe are publicly traded on the New York Stock Exchange under the symbol "DLX."

     In April 1999, we began the process of combining four of Deluxe's other former operating units into an integrated electronic payments business. The operations combined were DebitBureau, Chex Systems, Inc., Deposit Payment Protection Services, Inc. and an electronic check conversion company that Deluxe acquired in February 1999. In September 1999, we changed the name of our Company to eFunds Corporation. In January 2000, we decided to combine Deluxe's professional services business, iDLX Technology Partners, with our electronic payments business.

     In June 2000, we sold 5,500,000 shares of our common stock to the public at a price of $13.00 per share. After the IPO, Deluxe continued to own about 87.9% of the outstanding shares of our common stock. In December 2000, Deluxe distributed all of its shares of our common stock to its shareholders through a tax-free spin-off (the "Spin-Off") in which each of its shareholders received approximately .5514 of a share of our common stock for each Deluxe share owned by them.

     Our principal executive offices are located at 7272 East Indian School Road, Suite 420, Scottsdale, Arizona 85251 and our telephone number is 602-659-2135. Our Internet address is www.efunds.com. The information contained on our web site is not a part of this document.

Our Business

     We provide electronic transaction processing, ATM outsourcing and risk management services to financial institutions, retailers, electronic funds transfer networks, e-commerce providers and government agencies. We also offer information technology and business process outsourcing services to complement our electronic payments business. Our services enable our clients to reduce their transaction and infrastructure costs, detect potential fraud and enhance their relationships with their customers. We operate two principal businesses:

     o    Payment systems and services; and

     o    Government services.

     Payment Systems and Services

     Our payments systems and services segment provides transaction processing and ATM outsourcing services, decision support and risk management products as well as related information technology consulting and business process management services. Our payment systems and services segment had net revenues of $373.6 million in 2000, which represented approximately 89% of our total net revenues in 2000.

   Transaction Processing

     We process transactions for regional automated teller machine, or ATM, networks in the United States. We also provide transaction processing for retail point-of-sale terminals that accept payments from debit cards and paper checks that have been converted into electronic transactions. Transaction processing involves electronically transferring money from a person's checking or savings account according to his or her instructions. For example, when a cardholder inserts his or her debit card into an ATM machine and enters his or her PIN and the type and amount of the transaction, the device contacts our systems and transmits the request. We identify the institution that issued the card and work through the necessary validation and authorization routines, such as ensuring that the cardholder has entered the correct PIN, that the transaction is within the cardholder's limits on withdrawals and that there are sufficient funds in the cardholder's account. If all the routines are executed successfully, we signal the ATM or point of sale device to complete the transaction.

     To carry out the tasks required, each ATM or point-of-sale device is typically connected to several computer networks. These networks include private networks that connect the devices of a single owner, shared networks that serve several device owners in a region and national shared networks that provide access to devices across regions. Each shared network has numerous financial institution members. For example, the NYCE network has over 2,300 financial institution members, including Chase Manhattan and FleetBoston Financial, and the StarSystem Network has over 3,400 financial institution members, including Bank of America and First Union. As part of our transaction processing services, we, and other gateway service providers like us, provide cardholders with access across these multiple networks.

     We drive or operate more than 10,000 ATMs and more than 82,000 point-of-sale terminals. These terminals include approximately 50,000 electronic benefits terminals, 19,000 Medicaid benefits terminals and 13,000 retail terminals. In 2000, we processed approximately six billion transactions, with 99.99% system availability. We process virtually all types of debit-based transactions, including cash withdrawals, cash deposits, balance inquiries, purchases, purchases with cash back and purchase returns. In addition, we authorize cash advances and purchases initiated with credit cards at ATM or point-of-sale locations. We also provide 24 hour a day, 7 day a week monitoring of 5,200 ATMs for system irregularities. In 2000, we have entered into an ATM deployment agreement pursuant to which we deploy ATMs that are managed by a limited liability company in which we have a 24% interest. Under this arrangement, we receive surcharge fees from consumers who use the ATMs deployed by us and interchange fees from their banks.

     We license our electronic funds transfer software, the same software that drives our electronic funds transfer processing business, to in-house processors and regional networks in 23 foreign countries and in the United States. In 2000, our licensees processed over 10 billion transactions around the world using our electronic funds transfer software. Our electronic funds transfer software runs on IBM and Tandem computing platforms. We also provide software maintenance and support services.

     We provide processing services to the American Clearing House Association, a private sector automated clearinghouse service, or ACH, provider. The ACH network is an electronic payment delivery system used primarily to process repetitive payments, such as mortgage payments, payroll, social security payments and utility payments. The ACH network routes electronic funds transfers between financial institutions on behalf of their customers. The Federal Reserve is the largest ACH service provider. We also offer an ACH processing outsourcing service that allows a financial institution to avoid the costs associated with operating an internal ACH processing and settlement infrastructure. The fee structure for our ACH services consists of installation fees, monthly fees and transaction fees.

   Decision Support and Risk Management

     We offer products to help financial institutions, retailers and other businesses that accept debit payments to:

     o    determine the likelihood of account fraud and identity manipulation;

     o assess the overall risks involved in opening new accounts or accepting payment transactions; and

     o make better predictions about other products their customers are likely to purchase.

     Our decision support and risk management products are based on or enhanced by our DebitBureau(R) database. DebitBureau contains over three billion records and includes data from our ChexSystems(SM) and SCAN(SM) databases and other sources. We use the data in DebitBureau to screen for potentially incorrect, inconsistent or fraudulent social security numbers, home addresses, telephone numbers, driver license information and other indicators of possible identity manipulation. Using our data, we can perform various tests to validate a consumer's identity, assess and rank the risk of fraud and match customers with targeted product offerings.

     Our SCAN, or Shared Check Authorization Network, helps retailers reduce the risk of write-offs for dishonored checks due to insufficient funds and other forms of account fraud and business identity manipulation. When a check is presented as payment at the point-of-sale, SCAN members electronically access our SCAN database by running the check through a scanner. The information on the check is then compared to the database and analyzed for the likelihood of fraud or insufficient funds. SCAN then indicates whether the retailer should accept or reject the check. SCAN serves 14 of the 20 largest retailers in the United States based on recent market data. More than 77,000 retail locations report returned check activity to the SCAN network. Merchants pay a service fee for SCAN based on the aggregate dollar value of checks authorized by them using SCAN and additional fees per inquiry for customer or retailer calls to the call centers.

     To help retailers manage their check acceptance programs, we offer collection services to some SCAN members. We tailor our collection strategies to specific retailer needs. The services generally involve sending letters and follow-up telephone calls to consumers whose checks have been returned. In addition, we occasionally extend a portfolio purchase option to SCAN members. Under this program, we purchase returned checks from the retailer at a mutually agreed upon total discount from the face amount and assume the collection risk. In 2001, we expect to introduce a payment assurance product pursuant to which we would purchase approved checks presented to the merchant at a discount and assume the risk of collection.

     Our ChexSystems business is a provider of new account applicant verifications services for financial institutions. ChexSystems provides access to more than 18 million closed-for-cause account histories and 53 million records of new account inquiries. An account is considered closed-for-cause when, for example, a consumer refuses to pay the account fee and the bank closes the account. ChexSystems helps financial institutions assess the risks involved in opening an account for a new customer by allowing them to make inquiries against our database when a consumer applies for a new account. ChexSystems also helps financial institutions make decisions about offering additional financial products to new customers. The ChexSystems service is used by more than 88,000 financial institution locations. Financial institutions may access the service online or by telephone. We also are developing an Internet-based new account verification service. Financial institutions pay a service fee for our new account verification services based on the number of inquiries.

     As a separate service, we also provide collection services to financial institution clients of ChexSystems. We do not assume any collection risk for these services. We contract with a third party for extended collection activity.

   Professional Services

     To complement and support our electronic payments business, we provide our clients with information technology and business process outsourcing services. Our services include the installation of our electronic payment products and the integration of these products within the customer's existing information technology infrastructure. We also customize our standard products and develop new applications for clients who want additional features and functionality and help clients test and refine our products in their information technology environments. In addition, we provide on-site user training on our products and solutions for the information technology, operations and management staff of clients. We build long-term continuing relationships with our clients by providing on-going maintenance and support of our software products

     In addition to our information technology professional services, we offer business process management and outsourcing services. We focus on both back-office and customer support business processes, such as accounting operations, transaction processing and call center operations. Our business process outsourcing services are provided primarily at our shared services facility in Gurgaon, India. Our offshore business processing capabilities allow our clients to focus on their core processes, reduce their direct personnel costs, avoid non-core capital investments and improve the quality of their outsourced operations.

     Deluxe is the principal customer of our professional services offerings. In 2000, sales to Deluxe were $59.3 million, or approximately 14.2% of our total revenues.

     Government Services

     We provide online electronic benefits transfer services on behalf of governmental agencies responsible for the administration and management of selected entitlement programs, primarily the Food Stamps and Transitional Aid to Needy Families (formerly Aid to Families with Dependent Children) program. Our electronic benefits transfer processing system manages, supports and controls the electronic payment and distribution of cash benefits to program participants through ATMs and point-of-sale networks. Our services reduce operating costs and fraud for the government agency administering the benefits program, eliminate the food stamp stigma for recipients through the use of a plastic ATM-like card and make benefits more readily available to recipients at retail point-of-sale terminals and ATMs.

     We provide electronic benefits transfer services to individual state and local governments or coalitions of state governments formed to purchase these services jointly. We provide these services as a prime contractor or subcontractor to eight individual states and local governments. We also are a subcontractor for three coalitions of state governments, representing 21 states. Our services are typically provided for a fixed fee per welfare case plus fixed fees per transaction through the system. State and local governments require that we enter into long-term contracts, typically five to seven years in duration.

     We also offer a Medicaid eligibility verification processing service that performs online verification of a person's eligibility for Medicaid services. Our system provides authorization services, drug utilization review and electronic claims capture and transmissions for pharmacies and managed care firms. Currently, we provide the service for the State of New York's Medicaid program.

     Our government services segment has a history of losses that have resulted in special charges for loss contracts, asset impairments and legal proceedings totaling approximately $92 million since 1997. Our government services business contributed operating losses of $106,000 in 2000, $6.6 million in 1999 and $47.7 million in 1998, including the charges incurred in these years. Deluxe has agreed to indemnify us against future losses on our existing unprofitable government services contracts to the extent future losses on these contracts increase beyond our loss contract reserve as of April 30, 2000. Deluxe has also agreed to indemnify us against future losses related to any litigation based on any facts or circumstances arising prior to the completion of our IPO. The indemnification obligations of Deluxe do not apply to losses contemplated by the existing reserves and are subject to a $14.6 million limit. If Deluxe were to make any indemnification payments for any litigation, Deluxe's loss contract indemnification obligations would be correspondingly reduced. In addition, Deluxe's indemnification does not apply to any contract that was not in a loss position as of April 30, 2000 and so if any of our profitable contracts were to become unprofitable, no indemnification would be available.

     We previously announced that we intended to exit the government services business when our current contractual commitments expire in 2006. Although revenues in this segment may continue to decline, we will now consider the extension or renewal of existing contracts when such extensions or renewals can be accomplished on a profitable basis. We intend to continue to take steps to improve the profitability of this business.

     Our government services segment had net revenues of $44.3 million in 2000, which represented 11% of our total net revenues. Net revenues for our government services business are primarily derived from monthly fees that are based on the number of benefit recipients.

   Sales and Marketing

     We market our electronic products and services through a direct sales force and indirect sales channels, such as distributors, resellers and alliances. We organize our direct sales force by customer market segment, including financial institutions, networks and gateways, retailers, special accounts, governments and e-commerce providers. We work collaboratively with our customers and prospective customers to help them identify issues and create new solutions using our products and services. Because many of our customers use a combination of our products and services, our direct sales force has begun to target existing and new customers to capture cross-selling opportunities. Our international sales force is focused on the sale of our transaction processing and online banking software.

     We have full service direct sales offices in Milwaukee, Wisconsin; Minneapolis, Minnesota; Phoenix, Arizona; Dallas, Texas; and New York, New York. These offices coordinate direct sales and arrange indirect sales channels in the various regions. Our international sales offices are located in Sydney, Australia, Bombay, India and Runcorn, England. We build awareness of our products and services and the eFunds corporate name through targeted advertising, public relations, participating in trade shows and conferences and providing product information through our web site.

   Customer Support, Technology and Infrastructure

     Customer Support. We provide customer support services through our customer contact centers located in Bloomington, Minnesota; Bothell, Washington; Dallas, Texas; Gurgaon, India; Milwaukee, Wisconsin; and Phoenix, Arizona. Our contact centers are open 24 hours a day, 7 days a week and provide access to website, e-mail and telephone support. We also provide technical and operational support for our customers in our data centers. In addition to user questions and technical issues, in accordance with the Fair Credit Reporting Act we respond to inquiries from consumers who have been denied check authorization or rejected for a new account. We also provide on-site customer support services in connection with our other products and services, and charge a separate fee for these services based on an hourly rate.

     Technology. Our products are configured to run on operating systems widely adopted by the electronic debit payment industry. These include the Tandem, IBM, UNIX and Windows operating environments. Our software is developed using C, C++, Cobol, HTML, TAL, Java and other programming languages. Our software products are interoperable with a wide range of terminal types and computer networks and support a variety of communications protocols, such as TCP/IP.

     Data Centers. We operate two highly secure, fault-tolerant data centers in New Berlin, Wisconsin and Phoenix, Arizona. Our data centers have been engineered to ensure minimal exposure to system failures and unauthorized access. Each of our data centers contains multiple separate computer rooms to provide containment and isolation. Physical security is maintained through restricted card key access and closed circuit T.V. cameras. We use redundant uninterruptible power supplies with battery backup and redundant generators to ensure continuous flow of power to each data center in the event of any component failure or power outage. The facilities have dual-entrance, fiber optic SONET service for telecom redundancy.

Competition

     We face intense competition from a number of companies. We expect that competition will intensify as consolidation efforts within the electronic payments industry continue. Many of our competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we do.

     In the electronic payments market, our principal competitors include:

     o third-party network and credit card processors, including First Data, Equifax, Total System Services, EDS, Concord EFS and Alliance Data Systems;

     o financial institutions that have developed in-house processing capabilities or services similar to ours, including Bank of America, M&I Data and Fifth Third National Bank;

     o electronic data interchange and cash management providers, including Fiserv, CheckFree, Metavante, EDS and Fundtech;

     o electronic bill payment providers, including CheckFree, EDS, MasterCard, Spectrum and Visa;

     o electronic funds transfer software providers, including Transaction System Architects, SLMsoft, Oasis, Mosaic and PaySys; and

     o national information database companies, including Equifax, Experian and TransUnion, and other content providers.

Government Regulation

     Various aspects of our businesses are subject to federal and state regulation. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties.

     As a provider of electronic data processing services to financial institutions, we are subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, an interagency body comprised of the various federal bank and thrift regulators and the National Credit Union Association. In addition, we may be subject to possible review by state agencies that regulate banks in each state where we conduct our electronic processing activities.

     Because we collect and disclose debit data and other personal information about consumers, we are subject to the federal Fair Credit Reporting Act and any state laws providing greater consumer protections. The Fair Credit Reporting Act provides that consumers have the right to know the contents of the records pertaining to them which are maintained at our consumer reporting agencies, to challenge the accuracy of the information and to have the information verified, updated or removed. To comply with these requirements, we maintain consumer relations call centers for each of our consumer reporting businesses. We are also required to maintain a high level of security for the computer systems in which consumer data files reside.

     Our consumer reporting agencies and collection agencies are also subject to regulation by the Federal Trade Commission. In addition, our debt collection services are subject to the Fair Debt Collection Practices Act and state collections statutes and licensing requirements.

     Financial institutions are now subject to the requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act. Regulations implementing the privacy provisions of this law will go into effect in July 2001. The Act imposes significant requirements on any entity engaged in the business of providing financial services, including entities that provide services to financial institutions. The privacy provisions of the Act impose on each entity subject to the new requirements an affirmative obligation to develop and implement policies to protect the security and confidentiality of consumers' nonpublic personal information and to disclose those policies to consumers before a customer relationship is established and annually thereafter. The banking regulators and the Federal Trade Commission have recently issued regulations which will implement the privacy portions of the Act. We believe that these regulations permit banks to provide debit data and other nonpublic personal information to us.

Intellectual Property Rights

     We rely on a combination of trademark, copyright, trade secret law and confidentiality or license agreements to protect our trademarks, software and know-how. We also have applied for patent protection on some of the features of our newer products. With regard to our information technology services, our business consists of software applications development. Ownership of this software is generally assigned to the client. We also develop software components that can be reused in software application development and software toolsets, most of which remains our property.

Employees

     The Company had approximately 4,150 full- and part-time employees as of February 28, 2001. It has a number of employee benefit plans, including a 401(k) plan, profit sharing plans and medical and hospitalization plans. The Company has never experienced a work stoppage or strike and considers its employee relations to be good.

Financial Information About Industry Segments

      The information appearing under the caption "Note 12. Business Segment Information" on pages 47 - 49 of the Company's Annual Report (the "Annual Report") for the year ended December 31, 2000 is incorporated by reference.

Financial Information About Domestic Operations and Export Sales

      The information appearing under the caption "Note 12. Business Segment Information on page 49 of the Annual Report is incorporated by reference.

Executive Officers

      The executive officers of the Company are elected by the Board of Directors each year. The term of office of each executive officer will expire at the annual meeting of the Board of Directors that will be held after the regular shareholders meeting on April 19, 2001. The principal occupation of each executive officer is with the Company, and their positions are as follows:

----------------------------- ----------------------------------- --------------- ---------------------------
Name                          Position                            Age             Executive Officer Since
----------------------------- ----------------------------------- --------------- ---------------------------
John A. Blanchard III         Chairman of the Board, President    58              2000
                              and Chief Executive Officer
----------------------------- ----------------------------------- --------------- ---------------------------
Dr. Nikhil Sinha              Executive Vice President,           40              2000
                              Business Enterprise Group
----------------------------- ----------------------------------- --------------- ---------------------------
Paul H. Bristow               Executive Vice President and        58              2000
                              Chief Financial Officer
----------------------------- ----------------------------------- --------------- ---------------------------
Steven F. Coleman             Senior Vice President, General      42              2000
                              Counsel and Secretary
----------------------------- ----------------------------------- --------------- ---------------------------

     John A. Blanchard III has served as Chief Executive Officer of the Company since March 1, 2000. Mr. Blanchard also serves as the Chairman of our Board of Directors. Mr. Blanchard served as President and Chief Executive Officer of Deluxe, the Company's former parent company, from May 1, 1995 until the Spin-Off of the Company from Deluxe in December 2000. Between May 1996 and the Spin-Off, Mr. Blanchard also served as Chairman of Deluxe's Board of Directors. From January 1994 to April 1995, Mr. Blanchard was executive vice president of General Instrument Corporation, a supplier of systems and equipment to the cable and satellite television industry. From 1991 to 1993, Mr. Blanchard was chairman and chief executive officer of Harbridge Merchant Services, a national credit card processing company. Previously, Mr. Blanchard was employed by American Telephone & Telegraph Company for 25 years, most recently as senior vice president responsible for national business sales. Mr. Blanchard also serves as a director of Wells Fargo and Company and ADC Telecommunications, Inc. ("ADC").

     Dr. Nikhil Sinha has served as our Executive Vice President, Business Enterprise Group since March 1, 2000. Previously, Dr. Sinha served as President and Chief Executive Officer of iDLX Technology Partners, our professional services provider, from June 1999 to February 2000. He was a director of the Telecommunications and Information Policy Institute at the University of Texas at Austin from September 1997 to May 1999 and associate professor of International Communication from 1991 to 1997. Dr. Sinha has worked as a consultant to the Informatics and Telecommunications Division for the World Bank and as an advisor to the Indian Telecom Commission and the Indian Planning Commission. Dr. Sinha also serves on the advisory committee of the Indo-US Sub-Commission on Education and Culture. He is co-founder and director of Sinha & Lariviere, Ltd., a consulting firm providing strategic and investment advisory services to U.S. companies doing business in South Asia.

     Paul H. Bristow has served as Executive Vice President and Chief Financial Officer since March 2000. From 1993 until joining our company, Mr. Bristow served as Executive Vice President-Finance Administration and Chief Financial Officer of Galileo International, a computer reservation system company for the travel industry. Previously, Mr. Bristow held various finance, accounting and auditing positions with London International Group, plc, ITT Europe, ITT Canada, Phillip Morris and Arthur Andersen.

     Steven F. Coleman has served as Senior Vice President, General Counsel and Secretary since March 2000. From 1996 until joining our company, Coleman worked as a Senior Attorney for Deluxe. Prior to joining Deluxe, Mr. Coleman was associated with Dorsey & Whitney, a law firm located in Minneapolis, Minnesota, and Fried, Frank, Harris, Shriver & Jacobson, a law firm located in New York, New York.

Recent Developments

     In March 2000, we paid cash of $20.0 million for an approximately 24% interest in a limited liability company that provides ATM outsourcing and management services. We have also entered into an ATM deployment agreement with this entity pursuant to which we receive surcharge fees from consumers who use ATM's managed by this company and interchange fees from their banks. This agreement contributed $20 million in revenues during the last four months of 2000. Under other agreements we have with this company, we supply cash for ATM's that are managed by this entity and deployed by us. We have authorized the use of up to $35 million of our cash for this purpose. We have also agreed to guarantee up to $3.0 million face value of equipment leases for Canadian customers of this company and to lend it up to $12.0 million to enable it to fund mutually agreed upon acquisitions.

     On March 31, 2000, we purchased real property and our data center located in Phoenix, Arizona and personal property from a subsidiary of Deluxe for $10.0 million.

     Deluxe provided the Company with an unsecured revolving credit facility of up to $75.0 million until the effective date of the Spin-Off. The Company never borrowed any funds under this facility and it was replaced with a nine-month $15 million revolving credit facility with Bank of America. We are in the process of arranging a permanent revolving credit facility.

Transactions with Deluxe

     Purchase and sale transactions between the Company and Deluxe are executed at either current market pricing or agreed-upon transfer prices. Purchases from Deluxe were $0.2 million, $2.9 million and $0.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Sales to Deluxe were $59.3 million, $9.8 million and $5.7 million, for the years ended December 31, 2000, 1999 and 1998, respectively.

     Deluxe allocated to the Company $16.4 million, $25.6 million, $25.3 million of expenses for the years ended December 31, 2000, 1999 and 1998, respectively, for the cost of corporate services provided. Prior to 2000, these allocations, which were calculated based on a percentage of the Company's revenue to total Deluxe revenue, number of employees and transaction processing costs, included expenses for various support functions such as human resources, information services and finance. These common costs to the Company and Deluxe were allocated since specific identification of the actual costs incurred was not practicable. The Company and Deluxe believe that this allocation method was reasonable. During 2000, certain of the costs for these support functions were incurred directly by the Company. The remaining corporate services provided by Deluxe were allocated to the Company based on estimates of the costs that would be incurred by the Company if it were a stand-alone, independent company.

     Deluxe also charged the Company for interest expense or credited the Company for interest income based on the cash the Company had borrowed from or provided to Deluxe. The Company was charged or credited net interest (expense) income from Deluxe of $(0.9) million, $2.8 million, and $3.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. The average interest rates used to calculate these amounts were 6.7%, 5.1%, and 5.4% for the years ended December 31, 2000, 1999, and 1998, respectively. The interest rate for net receivables from Deluxe was based on the average 30-day commercial paper composite rate. The interest rate for net payables was based on the average 30-day commercial paper composite rate plus 2%. At December 31, 1999 and March 31, 2000, Deluxe forgave the net outstanding debt that the Company owed Deluxe. Subsequent to March 31, 2000, the Company and Deluxe have repaid any net amounts owed to each other. The interest rates applied subsequent to March 31, 2000, were based on the one-month LIBOR rate plus 0.25%.

Agreements with Deluxe

     The following is a summary description of the relevant agreements between the Company and Deluxe. This description, which summarizes the material terms of the agreements, is not complete. You should read the full text of the agreements, which have been filed with the Securities and Exchange Commission.

Initial Public Offering and Distribution Agreement
--------------------------------------------------

General. On March 31, 2000, we entered into an initial public offering and distribution agreement with Deluxe, which governed offerings of our securities, including the IPO and the Spin-Off.

We agreed that we would cooperate with Deluxe in all respects to accomplish:

     o any primary offerings of our common stock and other securities, including our IPO, prior to the Spin-Off; and

     o    the Spin-Off or a similar transaction.

We also agreed that, at Deluxe's direction, we would promptly take all actions necessary or desirable to effect these transactions, including the registration under the Securities Act of shares of our common stock. Both of these transactions were consummated in 2000.

Expenses. We agreed to pay all costs and expenses relating to any primary offerings of our common stock and our other securities prior to the Spin-Off, including the IPO. Deluxe agreed to pay all costs and expenses relating to the Spin-Off. Under this arrangement, we paid approximately $7.0 million of fees and expenses that were incurred in connection with the IPO.

Covenants. We and Deluxe also agreed to provide each other with access to information relating to the assets, business and operations of the requesting party and we agreed that, for so long as Deluxe beneficially owned 50% or more of our outstanding common stock, we would not take any action that would result in a contravention or an event of default by Deluxe of:

     o any provision of law, including the Internal Revenue Code or the Employee Retirement Income Security Act of 1974, as amended;

     o    any provision of Deluxe's articles of incorporation or bylaws;

     o    any credit agreement or other material agreement binding upon Deluxe;
          or

     o any judgment, order or decree of any governmental body, agency or court.

We did not take any actions prior to the Spin-Off that resulted in any such default.

Options. We granted to Deluxe options to purchase additional shares of common stock to the extent necessary for it to own at least 80.1% of the total combined voting power of all classes of our outstanding voting stock and at least 80.1% of any outstanding class of our nonvoting stock at all times prior to the Spin-Off. These options were never exercised.

Registration Rights Agreement
-----------------------------

     We and Deluxe also entered into a registration rights agreement, but it was only to become effective in the event Deluxe did not proceed with the Spin-Off.

Assignment and Assumption Agreement
-----------------------------------

     We entered into an assignment and assumption agreement with Deluxe which governed the terms of the transfer to us of assets and liabilities from Deluxe. All transfers by Deluxe to us were on an "as is, where is" basis, and without any representations or warranties. As a result, we agreed to bear the economic and legal risks that any conveyances of assets was insufficient to vest in us good and marketable title to such assets and as to defects in the condition of the assets. We and our subsidiaries assumed sole financial responsibility for all liabilities associated with our businesses and operations, other than government services, and all of the assets transferred to us as of March 31, 2000. Based on their historical cost at March 31, 2000, the value of the net assets transferred to us was approximately $27.3 million.

Tax-Sharing Agreement
---------------------

     In general, we were included in Deluxe's consolidated group for federal income tax purposes for so long as Deluxe beneficially owned at least 80% of the total voting power and value of our outstanding stock. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. We entered into a tax-sharing agreement with Deluxe which allocates tax liabilities between us and Deluxe during the periods in which we are included in Deluxe's consolidated group. We could, however, be liable in the event that any federal tax liability is incurred, but not discharged, by other members of Deluxe's consolidated group.

     We and Deluxe will make payments to each other such that the amount of taxes to be paid by us will generally be determined as though we had filed separate federal, state and local income tax returns. We will be responsible for any taxes with respect to tax returns that include us and our subsidiaries. In determining the amount of our tax-sharing payments, Deluxe will prepare for us pro forma returns with respect to federal and applicable state and local income taxes. We reconcile whether we owe Deluxe or

Deluxe owes us money in respect of tax liabilities on a rolling basis under this agreement as returns are filed and audits completed.

     Prior to the Spin-Off, Deluxe continued to have all the rights as our parent for purposes of federal, state and local tax law. Deluxe will be the sole and exclusive agent for us in any and all matters relating to our income, franchise and similar tax liabilities during these periods. Deluxe will have sole and exclusive responsibility for the preparation and filing of consolidated federal and consolidated or combined or unitary state income tax returns or amended returns. Deluxe will have the power, in its sole discretion, to contest, compromise or settle any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for a refund on our behalf. In addition, Deluxe has agreed to undertake to provide these services with respect to our separate state and local tax returns and our foreign tax returns. We generally pay Deluxe $37,500 per month for the tax services provided to us by Deluxe.

     The tax-sharing agreement also provides that we will indemnify Deluxe for any taxes due from Deluxe if the Spin-Off or some of the related transactions fail to qualify as tax-free as a result of our actions or inactions. We are required under the tax sharing agreement to comply with the representations made to the Internal Revenue Service in connection with the private letter ruling request regarding the tax-free nature of the Spin-Off. In addition, we have agreed to indemnify Deluxe for a portion of any taxes due from Deluxe if the Spin-Off or some of the related transactions fail to qualify as tax-free as a result of a retroactive change of law or other reason unrelated to the action or inaction of either us or Deluxe. No amounts have been paid to date under these indemnification provisions.

Employee Benefits Agreement
---------------------------

     We entered into an employee benefits agreement with Deluxe to allocate assets, liabilities, and responsibilities relating to our current and former U.S. employees and their participation in the benefit plans that Deluxe sponsored and maintained. All of our eligible employees generally continued to participate in Deluxe's benefit plans until the Spin-Off. Following the Spin-Off, we adopted benefit plans corresponding to some of the Deluxe plans, including qualified retirement plans, executive deferred compensation and supplemental benefit plans, health and welfare plans, employee stock option and stock purchase plans and fringe benefit plans. Our benefit plans generally take into account all service, compensation and other benefit determinations that, as of the Spin-Off, were recognized under the corresponding Deluxe benefit plan.

     Other than with respect to our respective deferred compensation plans, it is intended that our benefit plans will generally assume any liabilities for our employees under the corresponding Deluxe benefit plan. Assets relating to the employee liabilities were transferred to us or our related plans and trusts from trusts and other funding vehicles associated with corresponding Deluxe benefit plan.

Real Estate Agreements
----------------------

     We purchased real property and a data center located in Phoenix, Arizona and personal property from a subsidiary of Deluxe at their historical cost for approximately $10 million. We and Deluxe also entered into several agreements under which Deluxe or its subsidiaries agreed to:

     o lease nine sites to us for use as communication nodes for a period of approximately 12 to 18 months at approximately $942 per month;

     o sublease a portion of a building in Shoreview, Minnesota to us at approximately $57,445 per month;

     o lease a portion of a data center in Phoenix, Arizona from us at approximately $106,000 per month; and

     o    assign their rights as tenant under various leases to us.

Transitional Services Agreement
-------------------------------

     We and Deluxe entered into a transitional services agreement under which Deluxe and we provide services to each other, including:

     o    financial and administrative services;

     o    treasury;

     o    cash management and insurance services;

     o    sales support;

     o    legal services; and

     o    employee benefits administration.

     Each service provided under the transitional services agreements was provided for a specified time period beginning on completion of the IPO and continuing until the Spin-Off. Deluxe charged us approximately $1.9 milion for transitional services provided to us between July 2000 and the Spin-Off. We charged Deluxe approximately $346,000 for transitional ACH processing services during 2000. We will continue to provide these services through March 2001.

Professional Services Agreement
-------------------------------

     We have entered into a master agreement with Deluxe under which we will provide Deluxe with:

     o software development and maintenance services for information technology applications;

     o financial shared services including accounts receivable, accounts payable and general accounting transaction processing; and

     o    data entry services.

     This agreement will expire on March 31, 2005, and will automatically renew each year for an additional one year term unless terminated by either party. In addition, this agreement may be terminated by Deluxe at its option if we are acquired, whether by merger or the sale of all or substantially all of our assets, by a third party. During the term of the agreement, Deluxe will be obligated to spend $43 million per year for software development and maintenance services for information technology applications, which amounts will be based on the actual number of hours of information technology services that we provide to Deluxe. If Deluxe fails to reach the $43 million spending target per year, it will be obligated to make compensatory payments for a portion of our fees based on our estimates of lost margins. If Deluxe exceeds the $43 million spending target per year, Deluxe will be entitled to receive reduced rates. We also will provide business process management services, including accounts receivable, accounts payable and other general accounting services, and data entry services. Deluxe's annual minimum spending target for these business process management services will range from $8.1 million in 2000 to $4.2 million in 2004. The agreement also provides for credits to Deluxe for unsatisfactory performance by us and bonuses for superior performance as is typical for information technology professional services. The provision of services by us under the agreement is non-exclusive, and Deluxe may contract with any third party for the provision of information technology and business process management services. Deluxe paid us a total of $59.3 million under this agreement in 2000.

Third Party Indemnification Agreement
-------------------------------------

     Under a third party indemnification agreement, we agreed to indemnify Deluxe in connection with any liabilities incurred by Deluxe after the Spin-Off as a result of:

     o Deluxe's purchase or lease of property or services for our benefit under any master agreement; or

     o any guaranties under which Deluxe guaranteed our performance of agreements with third parties.

     We are obligated to indemnify Deluxe for any liability to the extent such liability primarily relates to the past, present or future operation of our business or operations. No amounts have been paid to Deluxe under this agreement

Network Access Agreement
------------------------

     Historically, some ChexSystems customers have elected to use the online ordering connectivity provided by Deluxe's check printing operations to receive services provided by ChexSystems. Deluxe provided us a license to use these connections to its check printing customers in order to allow us to continue to provide our ChexSystems products to financial institutions who wish to receive these products through the Deluxe network. In exchange for access to this product delivery channel, we paid Deluxe its cost of providing these services during 2000 and we will pay cost plus 10% in 2001. Deluxe charged us $3.5 milion for these services in 2000. Deluxe maintains ownership of all rights in its network, except that we own the interface between the network security layer and our back-end systems. This agreement will expire on December 31, 2001.

Data and Related Agreements
---------------------------

     We and Deluxe have entered into several agreements which will govern the transfer of data between us. Under a data contribution agreement, Deluxe provides us, at no cost, with consumer account records pertaining to its direct to consumer check printing business. We agree to only use this information for purposes that are consistent with applicable federal, state and local laws, including the Fair Credit Reporting Act. Customers of Deluxe will have the ability to request that their information not be provided to us. This agreement ends on July 1, 2001.

     Under a processing agreement, we provide Deluxe with bank routing numbers to enable us to obtain check order history files from Deluxe as long as we have obtained a consent from the applicable financial institution to receive this data. Deluxe may only use the bank routing numbers for the purpose of performing the processing requested by us. We estimate the cost of these processing services to be approximately $100,000 per year. Either party may terminate this agreement upon 30 days' prior written notice.

Loan Agreement
--------------

     Deluxe provided us with a $75 million revolving credit facility until the Spin-Off. We never borrowed any amounts under this agreement.

Indemnification Agreement
-------------------------

     Deluxe has agreed to indemnify us for any losses on identified government services loss contracts in excess of our $29.2 million loss contract reserves as of April 30, 2000. We are required to calculate any charges for loss contracts in a manner consistent with Deluxe's prior loss accrual practices. Deluxe will also indemnify us against any liabilities, losses or expenses arising from litigation and claims asserted against us in connection with the operation of our government services business prior to the completion of the IPO. Deluxe's indemnification obligations do not apply to losses contemplated by existing reserves and are limited to a maximum amount equal to $14.6 million. In addition, Deluxe's indemnification does not apply to any contract that was not in a loss position as of April 30, 2000 and so if any of our profitable contracts were to become unprofitable, no indemnification would be available. We have agreed to indemnify Deluxe for all other claims related to the operation of our government services business that occur after the completion of the IPO. No amounts have been paid under this agreement.

Conversion Options
------------------

     Prior to the Spin-Off, all of Deluxe's outstanding stock options were converted into new options to purchase Deluxe's common stock and options to purchase our common stock pursuant to our Stock Incentive Plan for Deluxe Conversion awards. The purpose of this plan was to allow employees of Deluxe and the Company to maintain the same relative equity interest in the two separate companies as they held in the combined enterprise. The stock options issued by us under this plan generally have the same terms and conditions as the Deluxe options to which they relate. Options to purchase 2,918,435 shares of our common stock at a weighted average exercise price of $13.75 were issued on December 11, 2000 under this program. The closing price of our common stock on this date was $10.25.

ITEM 2.  PROPERTIES

     The following table sets forth a description of our principal facilities:

                           Approximate       Owned or Lease
Location                   Square Feet       Expiration Date           Function
---------                  -----------       ----------------          --------
Scottsdale, Arizona             19,000       October 2001              Corporate Headquarters
Milwaukee, Wisconsin           171,250       Owned                     Marketing, development and
                                                                       administration
New Berlin, Wisconsin           82,600       Owned                     Data center
Phoenix, Arizona                92,800       Owned                     Data center
Chennai, India                  18,600       January 2008              Software development center
Gurgaon, India                  40,950       January 2002              Shared services center
Chennai, India                  38,750       September 2002            Software development center
Bloomington, Minnesota          50,600       June 2002                 Customer contact center
Shoreview, Minnesota            49,500       March 2002                DebitBureau and
                                                                       professional services
Bothell, Washington             34,300       August 2004               Customer contact center
Bothell, Washington             24,700       September 2006            Office center
Dallas, Texas                   42,050       January 2004              Customer contact center
New York, New York,             12,350       August 2008               Sales and development


     Apart from our need to lease additional headquarters space in Scottsdale, Arizona, we believe that our current facilities are adequate to meet our anticipated space requirements. We believe that additional space will be available at a reasonable cost to meet our future needs.

ITEM 3.  LEGAL PROCEEDINGS

     On May 14, 1999, we filed a trademark infringement action against Citizen Advisers, Inc. in the United States District Court for the Central District of California. The complaint alleges false designation of origin and trademark infringement, trade name infringement and unfair competition under California law regarding the use of the "E FUND" mark and efund.com internet domain by Citizen Advisers. We are seeking injunctive relief to prevent Citizen Advisers from using the "E FUND" mark and efund.com internet domain, cancellation of Citizen Advisers trademark registration of the "E FUND" mark and damages and expenses, including attorneys' fees. Citizen's has amended its answer to our complaint in this action to assert claims against us based on our use of the mark "eFunds." We have reached an agreement with Citizens pursuant to which this litigation will be settled without payment by either side to the other.

     On June 2, 2000, we, Deluxe and a number of financial institutions were sued by James Stern in the Los Angeles Superior Court. Mr. Stern alleged that our ChexSystems product racially profiles and discriminates against minorities and prevents customers from living above the poverty level. We removed this case to the United States District Court for the Central District of California on June 30, 2000. On September 12, 2000, the District Court dismissed Mr. Stern's case for failure to state a claim. The District Court gave Mr. Stern leave to amend and refile his complaint and he did so on September 19, 2000 in the District Court alleging unfair business practices and civil rights violations by all defendants. The case was subsequently remanded to the Los Angeles Superior Court. We consider this amended complaint to be frivolous and wholly without merit. The case is in the discovery stage and no trial date has been set.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Registration Statement on Form S-1 (Registration No. 333-33992) related to our IPO was declared effective on June 26, 2000, and the related offering commenced on June 27, 2000. We sold 5,500,000 shares at a price of $13.00 per share on June 30, 2000 for an aggregate public offering price of $71,500,000. The net offering proceedings to the Company after deducting the total expenses associated with the IPO were $64,459,370. The following table summarizes the amount of these net offering proceeds that were used during the period from June 30, 2000 through December 31, 2000 for the purposes shown:

     Infrastructure and cost savings initiatives.................. $ 4,800,000*
     Product development expenditures.............................   4,900,000*
     Construction of plants, buildings and facilities.............   7,400,000*
     Purchase and installation of machinery and equipment.........   8,600,000*
     Purchases of real estate.....................................           0
     Acquisition of other businesses..............................           0
     Repayment of indebtedness....................................           0
     Working capital..............................................           0
     Temporary investments (money market funds and commercial
       paper having a maturity of two weeks or less)..............  38,759,370
                                                                   -----------
          Total................................................... $64,459,370
                                                                   ===========
     ----------
     * Estimated.

     None of the expenses incurred for the Company's account in connection with the offering nor the proceeds thereof were paid to any director, officer, or general partner of the Company and its associates or to any person owning 10 percent or more of any class of the Company's securities or otherwise affiliated with the Company.

     The information appearing under the caption "Securities Information" on the inside back cover of the Annual Report is incorporated by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The information appearing under the caption "Selected Financial Data" on page 14 of the Annual Report is incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information appearing under the caption "Management's Discussion and Analysis" on pages 15 through 26 of the Annual Report is incorporated by Reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information appearing under the caption "Disclosures About Market Risk" on page 26 of the Annual Report is incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, notes and independent auditors' report on pages 27 through 51 of the Annual Report and the information appearing under the caption "Summarized Quarterly Financial Data" (unaudited) on page 50 of the Annual Report is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEMS 10, 11, 12 AND 13.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
                           EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN
                           BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN
                           RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's proxy statement, which was filed with the Securities and Exchange Commission on March 15, 2000, is incorporated by reference, other than the sections entitled "Compensation Committee Report on Executive Compensation," "Total Stockholders Return" "New Plan Benefits," "Items 2,3,4,5 and 6" and "Audit Committee Charter."


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following financial statements, schedules and independent auditors' report and consent are filed with or incorporated by reference in this report:

       Financial Statements                                                                 Page in Annual Report
       --------------------                                                                 ---------------------
       Consolidated Balance Sheets at December 31, 2000 and 1999..................................... 27

       Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000.............................................................. 28

       Consolidated Statements of Comprehensive Income (loss) for each of the three years in the period ended December 31, 2000........................................... 28

       Consolidated Statements of Stockholders' Equity............................................... 29

       Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000................................................... 30

       Notes to Consolidated Financial Statements.................................................... 31-50

       Independent Auditors' Report.................................................................. 51

       Supplemental Financial Information (Unaudited):
        Summarized Quarterly Financial Data.......................................................... 50

       Independent Auditors' Consent to the incorporation by reference of its reports in the Company's Registration statements numbered 333-51568,
       333-51564, 333-51536 and 333-44830............................................................ F-1

       Schedule re: Valuation and Qualifying Accounts................................................ F-2

Schedules other than those listed above are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes.

     (b)  Reports on Form 8-K
          None

The following exhibits are filed as part of or are incorporated in this report by reference:


Exhibit Number                                       Description                                          Method of Filing
2.1                   Initial Public Offering and Distribution Agreement, dated as of March 31,                   *
                      2000, by and between Deluxe and eFunds (incorporated by
                      reference to Exhibit 2.1 to the Registration Statement on
                      Form S-1 (the "S-1") filed by the Company with the
                      Securities and Exchange Commission (the "Commission") on
                      April 4, 2000, Registration No. 333-33992.

3.1                   Amended and Restated Certificate of Incorporation (incorporated by                          *
                      reference to Exhibit 3.1 to the S-1)

3.2                   Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)                                *

4.1                   Form of common stock certificate (incorporated by reference to Exhibit 4.1                  *
                      to Amendment No. 1 to the S-1 filed by the Company with the Commission on
                      May 15, 2000 ("Amendment No. 1"), Registration No. 333-33992)

4.2                   Form of Rights Agreement by and between the Company and Rights Agent,                       *
                      (incorporated by reference to Exhibit 4.2 to Amendment No. 1)

4.3                   Certificate of Designations of Series A Participating Preferred Stock                       *
                      (incorporated by reference to Exhibit 4.3 to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended June 30, 2000 (the "June 2000
                      10-Q))

10.1                  Assignment and Assumption Agreement, dated as of March 31, 2000, by and                     *
                      between the Company and Deluxe (incorporated by reference to Exhibit 10.1 to the S-1)

10.2                  Third Party Indemnification Agreement, dated as of May 1, 2000, by and                      *
                      between the Company and Deluxe (incorporated by reference to Exhibit 10.2 to Amendment No. 4 ("Amendment No. 4") to the S-1 filed by the Company with the Commission on June 23, 2000 (registration No. 333-33992)

10.3                  Registration Rights Agreement, dated as of March 31, 2000, by and between                   *
                      Deluxe and the Company (incorporated by reference to Exhibit 10.4 to the
                      S-1)

10.4                  Tax Sharing Agreement, dated as of April 1, 2000, by and between the                        *
                      Company and Deluxe (incorporated by reference to Exhibit 10.3 to Amendment
                      No. 1)

10.5                  Employee Matters Agreement, dated as of May 1, 2000, by and between the                     *
                      Company and Deluxe (incorporated by reference to Exhibit 10.5 to Amendment
                      No. 1)

10.6                  Sublease, dated as of May 15, 2000, by and between the Company and Deluxe                   *
                      Financial Services, Inc. ("DFSI") for property located in Shoreview,
                      Minnesota (incorporated by reference to Exhibit 10.6 to Amendment No. 1)

10.7                  Lease, dated as of May 15, 2000, by and between the Company and DFSI for                    *
                      property located in Phoenix, Arizona (incorporated by reference to Exhibit
                      10.7 to Amendment No. 1)


10.8                  Purchase Agreement, dated as of April 3, 2000, by and between the Company                   *
                      and DFSI for property located in Phoenix, Arizona (incorporated by reference to Exhibit 10.8 to Amendment No. 1)

10.9                  Transitional Services Agreement, dated as of May 1, 2000, by and between                    *
                      the Company and Deluxe (incorporated by reference to Exhibit 10.9 to
                      Amendment No. 1)

10.10                 Professional Services Agreement, dated as of April 1, 2000, by and between                  *
                      the Company and Deluxe (incorporated by reference to Exhibit 10.10 to
                      Amendment No. 1)

10.11                 ONE Application Development and Support Agreement, dated as of January 1,                   *
                      2000, by and between the Company and DFSI (incorporated by reference to
                      Exhibit 10.11 to Amendment No. 1)

10.12                 EBT Support Services Agreement, dated as of April 17, 2000 but effective                    *
                      as of April 1, 1996, by and between the Company and Citicorp Services,
                      Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 1)

10.13                 Data Contribution Agreement, dated as of May 1, 2000 by and between the                     *
                      Company and Direct Checks Unlimited, Inc. (incorporated by reference to
                      Exhibit 10.13 to Amendment No. 1)

10.14                 Processor Agreement, dated as of May 1, 2000, by and between the Company                    *
                      and Deluxe (incorporated by reference to Exhibit 10.14 to Amendment No. 1)

10.15                 Amendment to ATM Cash Agreements, dated February 20, 2000 (incorporated by                  *
                      reference to Exhibit 10.15 to Amendment No. 1)

10.16                 Credit Agreement, dated as of April 1, 2000, by and between the Company                     *
                      and Deluxe (incorporated by reference to Exhibit 10.16 to Amendment No. 1)

10.17                 Government Services Indemnification Agreement, dated as of May 1, 2000, by                  *
                      and between the Company and Deluxe (incorporated by reference to Exhibit
                      10.17 to Amendment No. 1)

10.18                 eFunds Corporation 2000 Stock Incentive Plan, as amended                             Filed herewith

10.19                 eFunds Corporation Stock Incentive Plan for Deluxe Conversions Awards, as                   *
                      amended December 8, 2000 (incorporated by reference to Exhibit 4.1 to the
                      Company's Registration Statement on Form S-8 filed on December 8, 2000,
                      Registration No. 333-51536)

10.20                 [Omitted]

10.21                 Executive Employment Agreement, dated as of May 9, 2000, by and between                     *
                      the Company and John A. Blanchard III (incorporated by reference to
                      Exhibit 10.21 to Amendment No. 1)

10.22                 Form of Automated Teller Machine Cash Agreement (incorporated by reference                  *
                      to Exhibit 10.26 to Amendment No. 1)

10.23                 Indemnification Agreement, dated June 26, 2000, by and between the Company                  *
                      and Deluxe (incorporated by reference to the June 2000 10-Q)

10.24                 Continuing Guarantee and Deposit Account Security Agreement, dated as of                    *
                      September 29, 2000, between the Company and Bank of America, N.A.
                      (incorporated by reference to Exhibit 10.24 to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended September 30, 2000 (the
                      "September 2000 10'Q"))

10.25                 Letter Agreement, dated September 30, 2000, by and between the Company and                  *
                      Access Cash International L.L.C. (incorporated by reference to Exhibit
                      10.25 to the September 2000 10-Q)

10.26                 eFunds Corporation Employee Stock Purchase Plan (incorporated by reference                  *
                      to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on December 8, 2000, Registration Statement No. 333-51568)

10.27                 eFunds Corporation Annual Incentive Plan                                             Filed herewith

10.28                 eFunds Corporation Deferred Compensation Plan (incorporated by reference                    *
                      to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on December 8, 2000, Registration Statement No. 333-51564)

10.29                 Change in Control Agreement, dated as of May 12, 2000, between the Company                  *
                      and Paul H. Bristow (incorporated by reference to Exhibit 10.18 to the
                      Registration Statement on Form S-4 (the "S-4") filed by the Company with the Commission on August 25, 2000)

10.30                 Amendment, dated as of October 19, 2000, to Change in Control Agreement,             Filed herewith
                      dated as of May 12, 2000, between the Company and Paul H. Bristow

10.31                 Schedule identifying other Change in Control Agreements omitted pursuant             Filed herewith
                      to Instruction 2 to Item 601 of Regulation S-K

10.32                 Letter Agreement, dated as of February 28, 2000, by and between eFunds and                  *
                      Debra Janssen (incorporated by reference to Exhibit 10.22 to the S-4)

10.33                 Letter Agreement, dated as of February 29, 2000, by and between the                         *
                      Company and Dr. Nikhil Sinha (incorporated by reference to Exhibit 10.23 to the S-4)

10.34                 Letter Agreement, dated as of February 7, 2000, by and between the Company                  *
                      and Paul H. Bristow (incorporated by reference to Exhibit 10.24 to the S-4)

10.35                 Letter Agreement, dated as of February 14, 2000, by and between the                         *
                      Company and Steven F. Coleman (incorporated by reference to Exhibit 10.24 to the S-4)

10.36                 Amendment No. 1, dated as of October 19, 2000, to Executive Employment               Filed herewith
                      Agreement, dated May 9, 2000, by and between the Company and John A.
                      Blanchard III

10.37                 Credit Agreement, dated as of December 29, 2000, between the Company and             Filed herewith
                      Bank of America, National Association

10.38                 Non-Employee Director Deferred Compensation Plan                                     Filed herewith

10.39                 Description of Compensation program for Non-Employee Directors                       Filed herewith

10.40                 Amendment, effective as of May 1, 2000 to Processor Agreement, dated May             Filed herewith
                      1, 2000, by and between Deluxe and eFunds

10.41                 Amendment, dated as of November 30, 2000, to Credit Agreement, dated as of           Filed herewith
                      April 1, 2000, by and between Deluxe and eFunds

10.42                 Amendment, dated as of December 2000, to Tax Sharing Agreement, dated                Filed herewith
                      effective April 1, 2000, by and between Deluxe and eFunds

13                    2000 Annual Report to shareholders                                                   Filed herewith

21.1                  Subsidiaries of the Company                                                          Filed herewith

23                    Consent of Experts and Counsel (incorporated by reference to page F-1 of                    *
                      this Annual Report on Form 10-K)

99.1                  Risk Factors and Cautionary Statements                                               Filed herewith

----------------
*  Incorporated by reference

     Note to recipients of Form 10-K: Copies of exhibits will be furnished upon written request and payment of the Company's reasonable expenses ($.25 per page) in furnishing such copies.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, Arizona.

                                       eFUNDS CORPORATION


    Date:  March 15, 2001              By: /s/ John A. Blanchard III
                                           -------------------------
                                           John A. Blanchard III
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 15, 2001.



Signature                                        Title
---------                                        -----

By: /s/ John A. Blanchard III     Chairman of the Board and Chief Executive
    ---------------------------   Officer (Principal Executive Officer)
      John A. Blanchard III

By:    /s/ Paul H. Bristow        Executive Vice President and Chief Financial
    ---------------------------   Officer (Principal Financial and Accounting
         Paul H. Bristow          Officer)

By:             *                 Director
    ---------------------------
         Hatim A. Tyabji

By:             *                 Director
    ---------------------------
          Jack Robinson

By:             *                 Director
    ---------------------------
     John J. (Jack) Boyle III

By:             *                 Director
    ---------------------------
         Janet M. Clarke

By:             *                 Director
    ---------------------------
        Sheila A. Penrose


*By:  /s/ Steven F. Coleman
    ---------------------------
        Steven F. Coleman
        Attorney-in-Fact

                   INDEPENDENT AUDITORS' CONSENT AND REPORT ON
                 SCHEDULE RE: VALUATION AND QUALIFYING ACCOUNTS

The Board of Directors and Stockholders of:
eFunds Corporation
Scottsdale, Arizona

We consent to the incorporation by reference in Registration Statement Nos. 333-51568, 333-51564, 333-51536, and 333-44830 of eFunds Corporation and
subsidiaries on Form S-8 of our report dated January 25, 2001, incorporated by reference in this Annual Report on Form 10-K of eFunds Corporation for the year ended December 31, 2000.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of eFunds Corporation and subsidiaries, attached as page F-2 to this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 15, 2001
                       eFunds Corporation and Subsidiaries
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2000, 1999 and 1998



              (in thousands)                                               Additions
                                                                  -----------------------------
                                                      Balance      Charged to     Charged to                        Balance
                                                   at beginning     costs and        other                         at end of
                Description                Year     of period        expenses       accounts      Deductions(1)      period
   ----------------------------------------------------------------------------- ------------------------------- --------------
   Allowance for Doubtful Accounts         2000         4,513         3,278           --           (2,495)           5,296
                                           1999         2,122         2,918           --             (527)           4,513
                                           1998         1,044         1,078           --               --            2,122

   ----------------------------------------------------------------------------------------------------------------------------

(1) Deductions from the reserve represent write-offs and collections of amounts for which specific reserves had been previously established

                                 EXHIBIT INDEX


Exhibit
Number                   Description of Exhibit                                 Page Number
------                   ----------------------                                 -----------
10.18     eFunds Corporation 2000 Stock Incentive Plan, as amended

10.27     eFunds Corporation Annual Incentive Plan

10.30     Amendment, dated as of October 19, 2000 to Change in Control
          Agreement, dated as of May 12, 2000, between the Company and Paul H.
          Bristow

10.31 Schedule identifying other Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.36     Amendment No. 1, dated as of October 19, 2000, to Executive Employment
          Agreement, dated May 9, 2000, by and between the Company and John A.
          Blanchard III

10.37 Credit Agreement, dated as of December 29, 2000, between the Company and Bank of America, National Association

10.38     Non-Employee Director Deferred Compensation Plan

10.39     Description of Compensation program for Non-Employee Directors

10.40     Amendment, effective as of May 1, 2000, to Processor Agreement, dated
          May 1, 2000, by and between Deluxe and eFunds

10.41 Amendment, dated as of November 30, 2000, to Credit Agreement, dated as of April 1, 2000, by and between Deluxe and eFunds

10.42 Amendment, dated as of December 2000, to Tax Sharing Agreement, dated effective April 1, 2000, by and between Deluxe and eFunds

13        2000 Annual Report to Shareholders

21.1      Subsidiaries of the Company

24.1      Power of Attorney

99.1      Risk Factors and Cautionary Statements
