Form 10-Q
period 2001-03-31
EFUNDS CORP
filed 2001-05-14
CIK 1109190

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____
                         Commission File Number 0-30791

                               eFunds Corporation
             (Exact name of registrant as specified in its charter)

                  Delaware                                39-1506286
      (State or other jurisdiction                      (IRS Employer
    of incorporation or organization)                Identification Number)

 7272 East Indian School Road, Suite 420
           Scottsdale, Arizona                               85251
(Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code: 602-659-2135


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

The number of shares outstanding of the registrant's common stock, par value $.01 per share, at May 7, 2001 was 45,670,546.

================================================================================

                          PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

                       eFUNDS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              March 31,
                                                                                2001     December 31,
  (dollars in thousands)                                                    (unaudited)      2000
                                                                            -----------  ------------
Current Assets
  Cash and cash equivalents ..............................................   $  70,473    $  78,731
  Time deposit subject to compensating balance arrangement ...............       1,500       10,000
  Restricted custodial cash ..............................................       6,312        3,787
  Accounts receivable - net ..............................................      76,901       57,825
  Deferred income taxes ..................................................      12,589       12,589
  Prepaid expenses and other current assets ..............................      11,787        7,111
                                                                             ---------    ---------
    Total current assets .................................................     179,562      170,043
                                                                             ---------    ---------
Property and equipment - net .............................................      76,520       77,355
Long-term investments ....................................................      18,167       18,500
Restricted cash ..........................................................      24,325       27,734
Intangibles
  Goodwill - net .........................................................      42,042       43,019
  Software - net .........................................................      35,076       33,150
  Other intangible assets - net ..........................................      14,327       15,004
                                                                             ---------    ---------
    Total intangibles - net ..............................................      91,445       91,173
                                                                             ---------    ---------
Other non-current assets .................................................       3,361        3,302
                                                                             ---------    ---------
        Total non-current assets .........................................     213,818      218,064
                                                                             ---------    ---------
         Total assets ....................................................   $ 393,380    $ 388,107
                                                                             =========    =========
Current Liabilities
  Accounts payable .......................................................   $  29,829    $  29,163
  Accrued liabilities
    Accrued compensation and employee benefits ...........................      10,045       18,703
    Accrued contract losses ..............................................      21,462       22,247
    Other ................................................................      36,623       20,953
  Borrowings on line of credit ...........................................        --          5,303
  Long-term debt due within one year .....................................       2,221        2,100
                                                                             ---------    ---------
    Total current liabilities ............................................     100,180       98,469
Long-term debt ...........................................................       1,624        2,244
Deferred income taxes ....................................................          50           24
Other long-term liabilities ..............................................          50           50
Commitments and contingencies (Notes 4, 5, 7 and 11)
Stockholders' equity
  Preferred stock $.01 par value; 100,000,000 shares authorized; no shares
    issued and outstanding ...............................................        --           --
  Common stock $.01 par value (authorized: 250,000,000 shares; issued and outstanding: 45,529,778 shares at March 31, 2001 and 45,500,000 at
     December 31, 2000) ..................................................         455          455
  Additional paid-in capital .............................................     392,073      391,699
  Accumulated deficit ....................................................     (99,150)    (103,233)
  Accumulated other comprehensive loss ...................................      (1,902)      (1,601)
                                                                             ---------    ---------
    Stockholders' equity .................................................     291,476      287,320
                                                                             ---------    ---------
      Total liabilities and stockholders' equity .........................   $ 393,380    $ 388,107
                                                                             =========    =========

See Notes to Unaudited Consolidated Financial Statements
                       eFUNDS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Quarter Ended March 31,
                                                                          -----------------------
(dollars and shares in thousands, except per share amounts)                  2001         2000
                                                                          ---------    ---------
Net Revenue ...........................................................   $ 124,498    $ 100,255
                                                                          ---------    ---------
  Cost of revenue, excluding loss contract and asset impairment charges      79,650       58,757
  Loss contract and asset impairment charges ..........................        --           --
                                                                          ---------    ---------
    Total cost of revenue .............................................      79,650       58,757
                                                                          ---------    ---------
Gross Margin ..........................................................      44,848       41,498
                                                                          ---------    ---------
  Selling, general and administrative expense .........................      38,808       38,757
                                                                          ---------    ---------
  Income from operations ..............................................       6,040        2,741
Other Income (Expense)
  Interest expense ....................................................        (290)      (1,174)
  Interest and other income (expense) .................................         835          386
                                                                          ---------    ---------
Income before income taxes ............................................       6,585        1,953
Provision for income taxes ............................................      (2,502)        (737)
                                                                          ---------    ---------
Net income ............................................................   $   4,083    $   1,216
                                                                          =========    =========
  Weighted average shares outstanding .................................      45,506       40,000
                                                                          =========    =========
  Weighted average shares and potential dilutive shares outstanding ...      46,249       40,000
                                                                          =========    =========
Net income per share - basic and diluted ..............................   $    0.09    $    0.03
                                                                          =========    =========

See Notes to Unaudited Consolidated Financial Statements
                       eFUNDS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Quarter Ended March 31,
                                                                         -----------------------
 (dollars in thousands)                                                     2001        2000
                                                                          --------    --------
Cash Flows from Operating Activities
  Net income ..........................................................   $  4,083    $  1,216
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities
      Depreciation ....................................................      4,438       2,900
      Amortization of intangibles .....................................      5,351       3,639
      Loss on disposals of property and equipment .....................         71          69
      Deferred income taxes ...........................................         26           9
      Changes in assets and liabilities
            Restricted cash ...........................................        884       3,651
            Accounts receivable .......................................    (19,076)     (8,649)
            Accounts payable ..........................................        666       4,507
            Income taxes receivable/payable ...........................      3,134       8,450
            Accrued contract losses ...................................       (785)     (1,058)
            Other assets and liabilities ..............................     (1,045)     (1,108)
                                                                          --------    --------
                    Net cash provided by (used in) operating activities     (2,253)     13,626
                                                                          --------    --------
Cash Flows from Investing Activities
  Capital expenditures ................................................     (9,077)     (8,797)
  Payments for investments ............................................       --       (20,000)
  Other ...............................................................       --           (49)
                                                                          --------    --------
                Net cash used in investing activities .................     (9,077)    (28,846)
                                                                          --------    --------
Cash Flows from Financing Activities
  Net borrowings on line of credit ....................................     (5,303)        739
  Proceeds from issuance of long-term debt ............................       --             7
  Payments on long-term debt ..........................................       (499)       (477)
  Release of loan guarantee collateral ................................      8,500        --
  Proceeds from exercise of stock options .............................        374        --
  Capital contributions by Deluxe .....................................       --        23,905
  Dividends paid to Deluxe ............................................       --       (13,800)
                                                                          --------    --------
                Net cash provided by financing activities .............      3,072      10,374
                                                                          --------    --------
Adjustment for lag in financial reporting (Note 9) ....................       --        (4,127)

Net decrease in cash and cash equivalents .............................     (8,258)     (8,973)
Cash and cash equivalents at beginning of period ......................     78,731      35,849
                                                                          --------    --------
Cash and cash equivalents at end of period ............................   $ 70,473    $ 26,876
                                                                          ========    ========


See Notes to Unaudited Consolidated Financial Statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of March 31, 2001, the consolidated statements of operations for the quarters ended March 31, 2001, and 2000, and the consolidated statements of cash flows for the quarters ended March 31, 2001, and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Company's audited consolidated financial statements and related notes incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. The Company was incorporated in Delaware in December 1984 and changed its name from Deluxe Electronic Payment Systems, Inc. to eFunds Corporation in September 1999. The Company was formerly a wholly owned subsidiary of Deluxe Corporation (Deluxe). In January 2000, Deluxe announced that its board of directors had approved a plan to combine its electronic payments, professional services and government services businesses under the Company and to undertake a series of transactions designed to establish the Company as an independent, publicly traded company.

     The Company issued 5.5 million shares of common stock to the public in June 2000 (the IPO). Proceeds from the offering, based on the offering price of $13.00 per share, totaled $71.5 million ($64.5 million, net of offering expenses). Subsequent to this initial public offering, Deluxe continued to own 40 million shares of the Company's common stock, representing 87.9% of the Company's total outstanding common shares.

     In October 2000, Deluxe announced its plans to distribute all of Deluxe's shares of the Company's common stock to its shareholders through a spin-off transaction and in November 2000, Deluxe declared a dividend of all the 40,000,000 common shares of the Company held by Deluxe. This dividend was distributed on December 29, 2000 in the amount of approximately 0.5514 of an eFunds share for each Deluxe share. Deluxe received a ruling from the Internal Revenue Service that the distribution qualified as tax-free to Deluxe and its shareholders for U.S. federal income tax purposes, except to the extent that cash was received in lieu of fractional shares.

     In connection with the IPO and spin-off, the Company and Deluxe entered into various agreements that addressed the allocation of assets and liabilities between them and that defined their relationship after the separation. The agreements related to matters such as consummation of the IPO and the distribution of the Company's stock, registration rights for Deluxe, intercompany loans, information technology consulting, business process management services, indemnification, data sharing, real estate matters, tax sharing and transition services. For transition services, the Company and Deluxe compensated each other for providing services. The transition period varied depending on the agreement, but most transition services terminated following the spin-off.

     Deluxe has been, and is expected to continue to be, a significant client for the Company's professional services business. Beginning in 2000, the Company's software services to Deluxe were formalized into a five-year software development outsourcing agreement. If Deluxe fails to spend a minimum of $43 million under this agreement in any year, it will be obligated to make payments for a portion of the Company's fees based on estimates of the Company's lost profits. This agreement also calls for the Company to provide business process management services, including accounts receivable, accounts payable and other general accounting services as well as data entry services to Deluxe. Deluxe's annual minimum spending target for business process management services ranges from $8.1 million in 2000 to $4.2 million in 2004. The provision of services by the Company under the agreement is non-exclusive, and Deluxe may contract with any third party for the provision of professional services. Revenue from Deluxe for information technology and business process management services was $14.3 million in the first quarter of 2001 and $15.4 million in the first quarter of 2000.

     Deluxe contributed the ownership of various subsidiaries and certain assets and liabilities of business operations (the Transferred Businesses) to the Company on March 31, 2000. As the Company and the Transferred Businesses were under common control, the consolidated financial statements of the Company include all of the assets, liabilities, revenues and expenses of the businesses conducted through the payment systems and services and government services segments.

     Because the Transferred Businesses were under common control, the accompanying consolidated financial statements have been retroactively restated to reflect the historical consolidated results of operations and cash flows for the quarter ended March 31, 2000, as if the contribution of the Transferred Business described above had occurred and been operating as a stand-alone business throughout the periods presented on an "as-if-pooled" basis.

     The historical financial information the Company has included in the consolidated financial statements may not be reflective of what the results of operations, financial condition and cash flows would have been had the Company been a separate, stand-alone entity during the periods presented. As a result, the historical financial information may not necessarily be indicative of what the results of operations, financial condition and cash flows will be in the future. The Company has not made adjustments to reflect changes that may occur to its cost structure, funding and operations as a result of the spin-off.

3. The Company's total comprehensive income for the quarters ended March 31, 2001 and 2000 was $3.8 million and $0.8 million, respectively. The Company's total comprehensive income consists of net income and foreign currency translation adjustments.

4. In March 2000, the Company paid cash of $20.0 million for an approximately 24% interest in a limited liability company that provides automated teller machine (ATM) management services. This investment is being accounted for under the equity method of accounting and is included in long-term investments in the Company's consolidated balance sheet as of March 31, 2001. The difference of $20 million between the carrying value of the investment and the underlying equity in the net assets of the limited liability company is being accounted for in the same manner as goodwill and is being amortized over 15 years and is included in the Company's consolidated financial statements in interest and other income (expense) along with the Company's share of the limited liability company's losses. The carrying value of the investment is $18.2 million at March 31, 2001.

     The Company has agreed to make up to $35 million of cash available for supplying ATMs managed by the limited liability company and had supplied $24.3 million of cash for this purpose as of March 31, 2001. This cash is classified as long-term restricted cash in the accompanying balance sheet. The Company has also agreed to guarantee up to $3.0 million (Canadian) face value of equipment leases for Canadian customers of this company and has indicated that, subject to the mutual agreement of the parties upon definitive terms and conditions, it would be willing to work towards an arrangement under which the Company would loan the limited liability company up to $12.0 million to enable it to undertake mutually agreed-upon acquisitions. No such loans have been extended through March 31, 2000. In September 2000, the Company entered into an ATM deployment agreement with this Company under which the Company receives fees paid by customers utilizing ATM machines deployed by it and interchange fees from their banks. The limited liability company manages this network of ATM machines in exchange for a management fee determined by reference to the number of ATM's deployed.

5. The Company has incurred significant charges for losses relating to its government services business in prior periods. A roll-forward of the Company's loss reserve for losses on government services contracts is as follows:

                                                     Quarter Ended March 31,
                                                     -----------------------
                                                        2001        2000
                                                      --------    --------
          Balance, December 31, 2000 ..............   $ 22,247    $ 20,599
          Provision for contract losses ...........       --          --
          Reversal of provision for contract losses       --          --
          Charges to reserve ......................       (785)     (1,057)
                                                      --------    --------
          Balance at March 31, 2001 ...............   $ 21,462    $ 19,542
                                                      ========    ========

     Deluxe has agreed to indemnify the Company for certain future losses arising from litigation based on the conduct of the government services business prior to the IPO as well as incremental future losses on contracts of the government services segment which were in a loss position at April 30, 2000. The Company plans to record any amounts received from Deluxe under the indemnification agreement as a reduction of expense when any additional contract or litigation losses are recognized. Deluxe's total indemnification obligations to the Company are limited to $14.6 million. No such indemnification payments have been required through March 31, 2001.

6. The Company's consolidated balance sheets reflect restructuring accruals of $3.4 million and $0.4 million as of March 31, 2001 and December 31, 2000, respectively, for employee severance and other costs. During the first quarter of 2001, additional restructuring accruals of $3.2 were recorded relating to the planned closure of the Company's operations in Bothell, Washington. These new restructuring charges are reflected in selling, general and administrative (SG&A) expenses in the consolidated statement of operations for the quarter ended March 31, 2001.

     The following table summarizes the change in the Company's restructuring accruals for the quarter ended March 31, 2001:

                                                       Number
                                                    of employees
          (dollars in thousands):                     affected      Amount
                                                    ------------   -------
          Balance, December 31, 2000 ...............        9      $   378
          Severance paid ...........................       (7)        (177)
          Adjustments ..............................     --            (40)
          Provision for restructuring...............      224        3,200
                                                      -------      -------
          Balance, March 31, 2001 ..................      226      $ 3,361
                                                      =======      =======

7. On December 29, 2000, the Company secured a $15.0 million revolving credit facility with a term of nine months. Each borrowing thereunder will bear interest at either the lender's base or offshore rate at the Company's discretion. Although the Company did not borrow any funds under this facility through March 31, 2001, it posted an irrevocable standby letter of credit in the amount of $4.0 million to guarantee its performance under a government services contract with the state of New York. The issuance of this letter of credit reduced the Company's borrowing capacity under the facility to $11.0 million. The facility is guaranteed by certain of the Company's subsidiaries and requires the Company to comply with certain financial and non-financial covenants.

     As of March 31, 2001, the Company's India operations had a $10.0 million credit facility, denominated in Indian rupees, available at the lender's prime interest rate. Borrowings under this facility are due on demand. The Company repaid the outstanding balance of the facility in March 2001. The Company guarantees this facility and $8.5 million of a time deposit account maintained by the Company to support this guaranty was returned to the Company when the loan was repaid. The average amount drawn on this credit facility during the first quarter of 2001 was $5.3 million at a weighted average interest rate of 15.5%. The average amount drawn on this line during 2000 was $4.5 million at a weighted average interest rate of 15.4%.

     The Company also issues letters of credit in the ordinary course of business under this facility. At March 31, 2001 the aggregate value of outstanding letters of credit amounted to $1.0 million. These letters of credit are collateralized by a $1.5 million time deposit account maintained with the lender.

8. The Company has organized its business units into two operating segments based on the nature of the customers served by each segment. These segments are payment systems and services and government services. The payment systems and services segment provides the financial services and retail industries with a comprehensive suite of payment management and decision support products as well as information technology consulting, software development and business process outsourcing services. The government services segment provides online electronic benefit transfer (EBT) services under entitlement programs on behalf of state and local governments and Medicaid eligibility verification services. The Company previously organized its business units into three segments. Prior periods have been restated to conform to the current period presentation.

     The Company's segments operate primarily in the United States. The payment systems and services segment also has international operations. No single customer of the Company accounted for more than 10% of total net revenues for the quarters ended March 31, 2001 and 2000 other than Deluxe, which accounted for 11.6% and 15.6% of the Company's total net revenues in those periods, respectively.

     The accounting policies of the segments are the same as those described in
     Note 2 to the Company's audited consolidated financial statements incorporated by reference in the Company's Annual Report on Form 10-K. In evaluating segment performance, management focuses on income from operations. The income from operations measurement utilized by management excludes special charges (e.g., restructuring charges, asset impairment charges, certain one-time charges that management believes are not reflective of on-going operations, etc.). Special charges in the first quarter of 2001 were $3.2 million related to the closure of the Company's operations in Bothell, Washington. These costs were recorded in selling, general and administrative expense in the payment systems and services segment. No special charges were recorded in the first quarter of 2000.

                                                 Quarter Ended March 31, 2001
                                            ------------------------------------
                                              Payment
                                            systems and  Government    Total
(dollars in thousands)                        services    services  Consolidated
                                            -----------  ---------- ------------
Total net revenues .......................... $113,765    $ 10,733    $124,498
Gross margin excluding special charges ......   40,985       3,863      44,848
Operating income excluding special charges...    6,226       3,014       9,240
Special charges .............................    3,200        --         3,200
Gross margin including special charges ......   40,985       3,863      44,848
Operating income  including special charges..    3,026       3,014       6,040
Depreciation and amortization expense .......    9,789        --         9,789
Segment assets ..............................  371,228      22,152     393,380
Capital purchases ...........................    9,077        --         9,077

                                                        Quarter Ended March 31, 2000
                                                                (Restated)
                                                   ---------------------------------------
                                                     Payment
                                                   systems and   Government       Total
 (dollars in thousands)                             services      services    Consolidated
                                                   -----------   ----------   ------------
Total net revenues ................................ $ 88,465      $ 11,790      $100,255
Gross margin excluding special charges ............   37,915         3,583        41,498
Operating income excluding special charges ........      706         2,035         2,741
Special charges ...................................     --            --            --
Gross margin including special charges ............   37,815         3,583        41,498
Operating income (loss) including special charges..      706         2,035         2,741
Depreciation and amortization expense .............    6,539          --           6,539
Segment assets ....................................  289,663        26,087       315,750
Capital purchases .................................    8,797          --           8,797


Revenues are attributed to geographic areas based on the location of the assets and employees producing the revenues. The Company's operations by geographic area are as follows (in thousands):

                                      Total Net Sales to
                                      External Customers  Property and Equipment
                                     -------------------  ----------------------
                                                             Quarter Ended
                                            March 31,           March 31,
                                     -------------------  ----------------------
                                       2001       2000       2001        2000
                                     --------   --------  ---------    --------
United States ....................   $113,850   $ 94,158  $  67,160    $ 64,490
United Kingdom ...................      5,004      3,783      1,721       1,952
India ............................      5,644      2,314      7,620       3,984
Other foreign countries...........       --         --           19          34
                                     --------   --------  ---------    --------
Total consolidated ...............   $124,498   $100,255     76,520    $ 70,460
                                     ========   ========  =========    ========

9. Effective January 1, 2000, the Company's Indian operations, which had previously reported its results of operations and financial position on a one-month lag, changed its reporting dates to coincide with the rest of the Company's subsidiaries. This change, which was made in conjunction with the implementation of the Company's central accounting and financial reporting system, reflects the financial results of those operations on a more timely basis and improves operating and planning efficiencies. The results of operations for the professional services segment for the month of December 1999 were excluded from the Company's consolidated statements of operations and were reflected as an adjustment to accumulated deficit during the first quarter of 2000. This segment generated a net loss of $1.1 million in the month of December 1999.

10. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities, which provides guidance on accounting for derivatives and hedge transactions. The statement was effective for the Company on January 1, 2001. The effects of this pronouncement did not have a material effect on reported operating results or financial position of the Company.

11. In connection with the Company's EBT and collection's activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to contracts or state requirements. The aggregate amount of such bonds outstanding at March 31, 2001 was $9.0 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations:
         -------------

Overview: We provide transaction processing and ATM outsourcing services, decision support and risk management products as well as information technology consulting and business process management services to financial institutions, retailers, electronic funds transfer networks, e-commerce providers and government agencies. Our payment system and services segment offers all of our products and services to all of our customers other than government agencies. Our government services segment provides online electronic transfer of benefits
(EBT) under entitlement programs on behalf of state and local governments and Medicaid eligibility verification services. We operate primarily in the United States, although our payment systems and services segment has international operations. We previously organized our business into three segments. Prior period segment data have been restated to conform to the current period presentation.

We previously announced our intention to exit the government services business when our current contractual commitments expire in 2006. Although revenues in this segment may continue to decline, we will now consider the extension or renewal of existing contracts when such extensions or renewals can be accomplished on a profitable basis. We renewed one such contract for a term of five years in January 2001. We intend to continue to take steps to improve profitability of our existing government services business and we are now willing to consider EBT contracts that extend beyond 2006.

Our consolidated financial statements have been prepared using the historical results of operations and historical bases of the assets and liabilities of the Deluxe businesses that comprise our company. The consolidated financial statements for the first quarter of 2000 also include allocations to us of certain liabilities and expenses, including profit sharing and other employee benefits; information technology services; facility costs; and other Deluxe administrative services costs. The expense allocations were determined on bases that both Deluxe and we considered to be a reasonable reflection of the utilization of the services provided to us or the benefit received by us. The expense allocation methods were based on number of employees, transaction processing costs, square footage and relative sales.

The financial information presented in this report may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for all periods presented, nor is it indicative of our future financial position, results of operations or cash flows.

Results of Operations - Quarter ended March 31, 2001 Compared to Quarter Ended March 31, 2000

The following table presents, for the periods indicated, the relative composition of net revenues and selected statements of operations data as a percentage of net revenues:

                                                                           ----------------
                                                                            Quarters Ended
                                                                               March 31,
                                                                           ----------------
                                                                            2001      2000
                                                                           ------    ------
Net revenue
  Payment systems and services .........................................    91.3%     88.2%
  Government services ..................................................     8.7      11.8
                                                                           -----     -----
    Total net revenues .................................................   100.0     100.0
                                                                           -----     -----

Cost of revenue
  Payment systems and services .........................................    58.5      50.4
  Government services
    Cost of revenue excluding loss contract and asset
      impairment charges ...............................................     5.5       8.2
    Loss contract and asset impairment charges .........................    --        --
                                                                           -----     -----
      Total cost of revenue ............................................    64.0      58.6
                                                                           -----     -----

Gross margin ...........................................................    36.0      41.4
                                                                           -----     -----

Selling, general and administrative expense ............................    31.1      38.7
                                                                           -----     -----

Income from operations .................................................      4.9       2.7
                                                                           -----     -----

Other income (expense)
  Interest expense .....................................................    (0.2)     (1.2)
  Interest and other income (expense) ..................................     0.6       0.4
                                                                           -----     -----

Income before income taxes .............................................     5.3       1.9

Provision for income taxes .............................................    (2.0)     (0.7)
                                                                           -----     -----

Net income .............................................................     3.3%      1.2%
                                                                           =====     =====


Net revenue - Net revenue increased $24.2 million, or 24.2%, to $124.5 million in the first quarter of 2001 from $100.3 million in the first quarter of 2000.

Payment systems and services net revenue increased $25.3 million, or 28.6%, to $113.8 million in the first quarter of 2001 from $88.5 million in the first quarter of 2000. This increase was primarily due to the opening of a new call center in Mumbai, India and an ATM management and deployment agreement that we entered into in September 2000. We also saw growth due to increased sales of new account opening products and royalties arising from an agreement signed in the second quarter of 2000 with an information solutions provider to allow it to use the Company's DebitBureau(TM) database. Offsetting these factors was a decline in the Company's check authorization business due to the loss of several retail customers due to closures and price reductions associated with the execution of longer term contracts.

Increases in transaction processing volumes of 26.7%, in the first quarter of 2001 over 2000, also contributed to our increase in revenue, although the revenue increases related to increased transaction processing volumes were offset, to some extent, by the effect of pricing structures for certain of our larger customers and by the fact that the processing agreements also provide for fixed fees that are not dependant upon the number of transactions processed.

Deluxe has been, and is expected to continue to be, a significant customer for our payment systems and services business. Total net revenue from Deluxe was $14.4 million, or 11.6% of our total net revenues in the first quarter of 2001 compared to $15.6 million, or 15.6% of our total net revenues in the first quarter of 2000.

Government services net revenues decreased $1.1 million, or 9.0%, to $10.7 million during the first quarter of 2001 from $11.8 million in the first quarter of 2000. The decrease was primarily due to the expiration of an electronic benefit-switching contract in the second quarter of 2000. This decline was partially offset by increased revenues from Medicaid eligibility verification services. There may be a continuing decline in the revenues of this segment, although we will now consider the renewal or extension of contracts where the same can be accomplished on a profitable basis.

Cost of revenue - Cost of revenue increased $20.9 million, or 35.6%, to $79.7 million in the first quarter of 2001 from $58.8 million in the first quarter of 2000. As a percentage of net revenue, cost of revenue was 64.0% in the first quarter of 2001, compared to 58.6% in the first quarter of 2000. The increase in cost of revenue was driven primarily by the incremental costs associated with the ATM management and deployment agreement and, to a lesser extent, the costs associated with the operation of the Mumbai call center and increased transaction processing activity. Excluding the effect of the ATM management and deployment agreement, cost of revenue as a percentage of net revenue was 58.3%. The Company is continuing to evaluate the performance of this agreement and may exit this arrangement in future periods if it does not achieve expected levels of profitability.

Payment systems and services cost of revenue increased by $22.2 million, or 44.0%, to $72.8 million in the first quarter of 2001 from $50.6 million in the first quarter of 2000. As a percentage of payment systems and services net revenue, cost of revenue increased to 64.0% in the first quarter of 2001 as compared to 57.1% in the first quarter of 2000. The quarter over quarter increase in cost of revenue as a percentage of net sales is due to the ATM management and deployment agreement, under which the cost of revenue currently approximates the associated net revenues.

Government services cost of revenue decreased $1.3 million, or 16.3%, to $6.9 million in the first quarter of 2001 from $8.2 million in the first quarter of 2000. As a percentage of government services net revenue, cost of revenue decreased to 64.0% in the first quarter of 2001 compared to 69.6% in the first quarter of 2000. The reduction in cost of revenue on a percentage basis for the quarter ended March 31, 2001 is a reflection of continuing efforts to reduce the cost of supporting a declining revenue stream and reduced costs due to the expiration of an electronic benefit switching contract in the second quarter of 2000.

Gross margin - Gross margin increased $3.3 million, or 8.1%, to $44.8 million during the first quarter of 2001 from $41.5 million in the first quarter of 2000. As a percentage of net revenue, gross margin decreased to 36.0% during the first quarter of 2001 as compared to 41.4% in the first quarter of 2000. The decrease in gross margin as a percentage of net revenue is due to the ATM deployment agreement, which continues to exhibit a slight negative gross margin. This decrease was partially offset by positive margin contributions by the new call center operation in Mumbai, India and a one-time fee from an existing customer.

Selling, general and administrative (SG&A) expenses - SG&A expenses were $38.8 million in the first quarter of both 2001 and 2000. We incurred $3.2 million of expense in the first quarter of 2001 primarily for severance costs related to the closure of our operations in Bothell, Washington. No similar costs were incurred in the first quarter of 2000. As a percentage of net revenue, SG&A expenses decreased to 31.2% during the first quarter of 2001 compared to 38.7% in the first quarter of 2000. Excluding the $3.2 million incurred in the first quarter of 2001 for costs related to the closure of our Bothell operations, SG&A expense as a percentage of net revenue decreased to 28.6% in the first quarter of 2001 from 38.7% in the first quarter of 2000. Factors contributing to the decrease were lower levels of spending in 2001 for promotional advertising and continued integration and consolidation efforts.

Other income (expense) - Other income was $0.5 million during the first quarter of 2001 compared to other expense of $(0.8) million for the first quarter of 2000. Other income in the first quarter of 2001 includes the interest earned on cash and cash equivalents, including the remaining proceeds of our initial public offering, offset by interest expense on our India line of credit and goodwill amortization related to our investment in a limited liability company. Other expense in the first quarter of 2000 includes interest earned on a lower cash and cash equivalent balance than in 2001, offset by interest expense related to our intercompany balance payable to Deluxe, which was settled at the spin-off, and interest expense on our India line of credit.

Provision for income taxes - The provision for income taxes was $2.5 million in the first quarter of 2001 compared to $0.8 million in the first quarter of 2000 resulting in effective tax rates of 38.0% and 37.7%, respectively. Our Indian software development and business process management operations qualify for tax incentives associated with businesses that operate within designated geographic locations. Such incentives generally provide us with exemptions from Indian tax on certain business income generated from these operations. These incentives phase out through the end of 2008.

Liquidity, Capital Resources and Financial Condition - At March 31, 2001, cash and cash equivalents were $70.5 million. We had $6.3 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients and had supplied $24.3 million in restricted cash to ATMs deployed by us. We have agreed with the company who manages this ATM base to make up to $35 million of cash available for this purpose. We have also agreed to guarantee up to $3.0 million (Canadian) face value of equipment leases for Canadian customers of this company and we have indicated that, subject to the mutual agreement of the parties upon definitive terms and conditions, we would be willing to work towards an arrangement under which we would loan this company up to $12.0 million to enable it to undertake mutually agreed-upon acquisitions. No such loans have been advanced through March 31, 2001.

As of March 31, 2001, the Company's India operations had a $10.0 million credit facility, denominated in Indian rupees, available at the lender's prime interest rate. Borrowings under this facility are due on demand. The Company repaid the outstanding balance of the facility in March 2001. The Company guarantees this facility, but $8.5 million maintained in a time deposit account to support this guaranty was returned to the Company when the loan was repaid. The average amount drawn on this credit facility during the first quarter of 2001 was $5.3 million at a weighted average interest rate of 15.5%. The average amount drawn on this line during 2000 was $4.5 million at a weighted average interest rate of 15.4%.

The Company also issues letters of credit in the ordinary course of business under this facility. At March 31, 2001 the aggregate value of outstanding letters of credit amounted to $1.0 million. These letters of credit are collateralized by a $1.5 million time deposit account maintained with the lender.

We obtained an additional $15.0 million revolving credit facility on December 29, 2000. The new facility has a term of nine months and borrowings thereunder will bear interest at either the lender's base or offshore rate at our discretion. Although we did not borrow any funds under this facility through March 31, 2001, we posted an irrevocable standby letter of credit in the amount of $4.0 million to guarantee our performance under a government services contract with the state of New York. The issuance of this letter of credit reduced our borrowing capacity under the facility to $11.0 million. The facility is guaranteed by certain of our subsidiaries and requires us to comply with certain financial and non-financial covenants.

We intend to replace the $15.0 million facility with a larger credit facility with one or more financial institutions prior to maturity. If we are unable to secure a replacement credit facility prior to maturity, we will repay any outstanding borrowings from available cash and cash equivalents.

In connection with our EBT and collection activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to contracts or state requirements. The aggregate amount of such bonds outstanding at March 31, 2001 was $9.0 million.

The following table sets forth a summary of cash flow activity and should be read in conjunction with our unaudited consolidated statements of cash flows:

                                                       Summary of Cash Flows
                                                       Quarter Ended March 31,
                                                       -----------------------
(dollars in thousands)                                    2001       2000
                                                        --------    --------
Cash provided by (used in) operating activities......   $ (2,253)   $ 13,626
Cash used in investing activities ...................     (9,077)    (28,846)
Cash provided by financing activities ...............      3,072      10,374
Adjustment for lag in financial reporting ...........       --        (4,127)
                                                        --------    --------
Net decrease in cash and cash equivalents ...........   $ (8,258)   $ (8,973)
                                                        ========    ========

Cash flows from operating activities were $(2.3) million and $13.6 million for the quarters ended March 31, 2001 and 2000, respectively. The decrease in operating cash flow reflects the payment of employee profit sharing and bonus plan obligations relating to 2000 and an increase in accounts receivable, which is reflective of the growth of the company.

Cash used in investing activities was $9.1 million for the quarter ended March 31, 2001, due to purchases of capital assets and expenditures for software investments. Cash used in investing activities was $28.8 million for the quarter ended March 31, 2000, primarily due to the investment of $20.0 million to purchase a 24% interest in a provider of ATM management services and purchases of capital assets and software investments of $8.8 million.

Cash provided from financing activities was $3.1 million for the quarter ended March 31, 2001. We used cash to repay debt of $5.8 million including the repayment of $5.3 million under our Indian credit facility. In connection with that repayment, the lender returned $8.5 million of the $10.0 million that we had placed in a time deposit account as collateral to support our guarantee of this facility. The remaining $1.5 million remains on deposit with the lender as collateral for letters of credit issued under this facility. Cash provided from financing activities was $10.4 million for the quarter ended March 31, 2000. Deluxe provided $10.1 million to increase the capitalization of the Company in preparation for the spin-off and we used cash to repay debt of $0.5 million. In addition, we borrowed $0.7 million against our credit facility in India.

The adjustment for the lag in financial reporting during December 1999 represents the net cash flows of our Indian operations. Previously, this business reported its results of operations and financial position on a one-month lag. In January 2000, this business changed its reporting period to coincide with the rest of our Company.

We believe that cash generated from operations, borrowings under our credit facilities and the remaining net proceeds from our initial public offering will provide sufficient funds for our operations for the foreseeable future.

Recently Issued Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides guidance on accounting for derivatives and hedge transactions. The statement was effective for us on January 1, 2001. The effects of this pronouncement have not had a material impact on our reported operating results or financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

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

As our international operations continue to grow and the related foreign exchange risks increase, we may seek to enter into transactions that qualify for hedge accounting treatment under SFAS No. 133 to reduce our exposure to foreign currency rate changes.


Forward Looking Statements
The Company has also announced its expectations for 2001 and provided guidance for its second quarter:

     - Revenues for 2001 are targeted to reflect year over year growth in the range of 25 to 30 percent;
     - Operating income for 2001 is expected to be approximately 10 to 12 percent of revenue (excluding special charges);
     - Basic earnings per share for 2001 are targeted at $0.86 per share (excluding special charges);
     - The effective tax rate for 2001 is expected to average approximately 38 percent, which includes the negative impact of non-deductible goodwill amortization charges;
     - Capital spending for 2001 is expected to be approximately $50 million reflecting product development and enhancement costs, customer service improvements and data center consolidation initiatives as well as infrastructure needs to support continued growth;
     - Depreciation and amortization expense for 2001 is expected to be approximately 7 to 8 percent of total revenues;
     - Because of the varying timing and types of contracts the Company is now signing, particularly in the business process outsourcing area, the Company is no longer giving specific guidance on its gross margin and SG&A expectations; and
     - Second quarter revenues are expected to be approximately $130 million, with basic earnings per share approximating $0.18.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

On May 14, 1999, we filed a trademark infringement action against Citizen Advisers, Inc. in the United States district Court for the Central District of California. The complaint alleged false designation of origin and trademark infringement, trade name infringement and unfair competition under California law regarding the use of the "E FUND" mark and efund.com Internet domain by Citizen Advisers. We sought injunctive relief to prevent Citizen Advisers from using the "E FUND" mark and damages and expenses, including attorneys' fees. Citizen's asserted claims against us based on our use of the mark "eFunds". We have settled this litigation without payment by either side to the other and we and Citizens's have agreed to guidelines regarding the use of our respective marks.

On June 2, 2000, James Stern in the Los Angeles Superior Court sued us, Deluxe and a number of financial institutions. Mr. Stern alleged that our ChexSystems product racially profiles and discriminates against minorities and prevents customers from living above the poverty level. We removed this case to the United States District Court for the Central District of California on June 30, 2000. On September 12, 2000, the District Court dismissed Mr. Stern's case for failure to state a claim. The District court gave Mr. Stern leave to amend and refile his complaint and he did so on September 19, 2000 in the District Court alleging unfair business practices and civil rights violations by all defendants. The case was subsequently remanded to the Los Angeles Superior Court. We consider this amended complaint to be frivolous and wholly without merit and the Superior Court issued an order for Mr. Stern to show cause why his case should not be dismissed on April 9, 2001. Mr. Stern's reply to this order is due on or before June 5, 2001.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

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

The net offering proceedings to the Company after deducting the total expenses associated with the offering was estimated to be $64,459,370. The following table summarizes the amount of these net-offering proceeds that were used during the period from the effective date of the offering through March 31, 2001 for the purposes shown:



Infrastructure and cost savings initiatives ...................   $ 8,800,000*
Product development expenditures ..............................     9,200,000*
Construction of plants, buildings and facilities ..............     7,400,000*
Purchase and installation of machinery and equipment ..........     8,600,000*
Purchases of real estate ......................................             0
Acquisition of other businesses ...............................             0
Repayment of indebtedness .....................................     5,303,000
Working capital ...............................................             0
Temporary investments (money market funds and commercial
  paper having a maturity of two weeks or less) ...............    25,156,370
                                                                  -----------
    Total .....................................................   $64,459,370
                                                                  ===========
* Estimated


Item 5.  Other Information
         -----------------

Risk Factors and Cautionary Statements.

When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission (the "Commission"), in the Company's press releases, letters and reports to stockholders and in oral statements made by the Company's representatives, the words or phrases "should result," "are expected to," "targeted," "will continue," "will approximate," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from the Company's historical experience and its present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed below could affect the Company's financial performance and could cause the Company's actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse. The Company will not undertake and specifically declines any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Estimates of future financial results are inherently unreliable.

From time to time, representatives of the Company may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.

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

Mergers, acquisitions and personnel changes at financial institutions and electronic funds transfer networks may adversely affect our business, financial condition and results of operations. Currently, the banking and EFT industries are consolidating, causing the number of financial institutions and ATM networks to decline. This consolidation could cause us to lose:

     o    current and potential customers;

     o market share if the combined entity determines that it is more efficient to develop in-house products and services similar to ours or use our competitors' product and services; and

     o revenue if the combined institution is able to negotiate a greater volume discount for, or discontinue the use of, our products and services.

For example, one of the larger customers of our electronic transaction processing business, the STAR Network, has been purchased by one of our competitors, Concord EFS. Although we have a multi-year processing contract with STAR, we cannot presently predict the possible long-term impact of this acquisition on our business with certainty. The loss of STAR as a processing customer would have an adverse effect on our business

We have only a limited history with our current business plan.

Our business model is still developing. In April 1999, we began the process of combining five of Deluxe's former operating units into an integrated electronic debit payment business. The businesses we combined were Deluxe Electronic Payment Systems, Inc., DebitBureau(TM), ChexSystems, Inc., Deposit Payment Protection Systems, Inc. and an electronic check conversion company that was acquired in February 1999. Deluxe Electronic Payment Systems, Inc. and the electronic check conversion company primarily process debit transactions. The other companies maintain databases that help financial institutions and retailers to determine whether to open a new checking or savings account for or accept a check from a consumer. We combined these businesses in order to couple our risk management products with our transaction processing capabilities in an effort to create more products and services than the businesses would have created as independent operating units. In January 2000, we decided to combine our professional services business with our electronic payments and risk management businesses because the addition of the information technology expertise of this business would enhance our ability to develop, customize, install and maintain our products. We may not be able to realize the anticipated strategic and other benefits of these combinations in a timely manner, or at all. Our management has been and will continue to be required to devote substantial attention to the process of integrating our operations, technologies and personnel and consolidating our infrastructure. The diversion of management's attention and any difficulties encountered during the transition could have an adverse impact on our on-going business activities and limit our growth.

Our ATM deployment initiative may not be successful.

In September 2000, we entered into a new ATM deployment agreement with a limited liability company in which we hold a 24% interest. Under this agreement, we have assumed responsibility for ATM placement strategies and the expansion of the limited liability company's former ATM base and the limited liability company is responsible for managing and servicing the ATM base in exchange for a monthly fee determined by reference to the number of ATMs under management. Our revenues under this contract are received from the fees paid by consumers utilizing the machines and interchange fees paid by their banks. Although this contract is expected to generate significant revenue growth in 2001, if we are not successful in deploying the ATM base in high volume locations, we will not generate sufficient fee income to offset the costs associated with the management of the ATMs. In addition, if the agreement is not extended beyond its initial one-year term, the revenues derived from this contract would not continue into future periods.

Currently, this business operates at a slight loss. Improvement in the future will depend upon our ability to efficiently manage the deployment of the ATMs and to generate additional revenues from the installed ATM base and the placement of new machines. This is a relatively new business and so no assurance can be given that we will be successful in these efforts. In addition, the expansion of the installed base of ATMs may require the application of increased amounts of cash to keep the machines appropriately supplied with cash for withdrawal by consumers. We are continuing to monitor the performance of this agreement and may exit this arrangement in future periods if our expectation of improved performance is not realized.

Our government services business has not been profitable and Deluxe's indemnification may not be adequate.

Our government services business contributed operating losses of approximately $106,000 during 2000, $6.6 million in 1999 and $47.7 million in 1998. These amounts include losses we recognized in 2000, 1999 and 1998 that represent probable future losses from unprofitable long-term service contracts and the write-off of assets associated with this business. The losses on the long-term service contracts result from the revenues from the contracts being lower than expected and the expenses to service the contract being higher than anticipated. The assets associated with the government services business were written off because this business has a negative overall cash flow and its assets have no resale value.

Deluxe has agreed to indemnify us for future losses arising from any litigation based on the conduct of the business prior to our initial public offering and future losses on identified loss contracts in excess of our $29.2 million loss contract reserves as of April 30, 2000. This indemnification obligation does not apply to losses contemplated by the existing reserve and is subject to a $14.6 million limit. In addition, Deluxe's indemnification does not apply to any contract that was not in a loss position as of April 30, 2000 and so if any of these profitable contracts were to become unprofitable, no indemnification would be available. Our loss contract reserves are based on estimates of the future performance of identified contracts, and the estimated results may not be realized. As a result, we may incur losses beyond our current reserves and Deluxe's indemnification. For example, a reduction in the a number of welfare recipients below our current expectations could increase our projected future losses. These excess losses would be recognized in future periods and decrease our earnings for those future periods.

We face intense competition in all areas of our business, and if we do not compete effectively, our business will be harmed.

We face intense competition from a number of companies. Further, we expect that competition will intensify as the movement towards increasing consolidation within the financial services industry continues. Many of our competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we do.

In the electronic payment management market, our principal competitors include:

     o third party network and credit card processors, including First Data, Equifax, Total System Services, Electronic Data Systems, Concord EFS and Alliance Data Systems;

     o financial institutions that have developed internal processing capabilities or services similar to ours, including Bank of America, M & I Data and Fifth Third National Bank;

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

In addition to our current competitors, we expect substantial competition from established and new companies. We cannot assure you that we will be able to compete effectively against current and future competitors. Increased competition could result in price reductions, reduced gross margins or loss of market share.

We may not sustain profitability.

We had net losses of $8.2 million in 1999, $14.6 million in 1998 and $34.1 million in 1997, and, although we had net income of $4.6 million for the year ended December 31, 2000 and $4.1 million for the quarter ended March 31, 2001, we may not maintain profitability. Our ability to maintain profitable operations will depend on growth in electronic debit payments, our ability to attract new clients, the continued market acceptance of our products and services and our ability to control further losses on government services contracts.

We are substantially dependent upon continued growth in the market for electronic debit payment services.

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

Our success will depend in part on our ability to continue to develop and introduce new and enhanced payment and risk management products and services that keep pace with competitive introductions, technological changes and changing customer preferences. If we fail to anticipate or respond adequately to new developments, we may lose opportunities for business with both current and potential customers.

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

The new federal financial modernization law, known as the Gramm-Leach-Bliley Act, imposes significant new consumer information privacy requirements on any entity engaged in the business of providing financial services, including entities that provide services to financial institutions. Federal agencies, such as the Comptroller of the Currency and the Federal Trade Commission, have issued regulations to implement these requirements. The Act requires covered companies to develop and implement policies to protect the security and confidentiality of consumers' nonpublic personal information and to disclose those policies to consumers before a customer relationship is established and annually thereafter. In addition, the Act requires covered companies to give an opt-out notice to consumers before sharing consumer information with third parties. The opt-out notice requirement in the Act is subject to several exceptions for credit reporting and fraud prevention purposes. Although we believe these exceptions apply to our business, government agencies could interpret their regulations in a manner that could expand the scope of the Act in ways, which could adversely affect our business. In addition, even if the regulations do not affect us directly, uncertainty over the scope of the regulations could make financial institutions unwilling to share consumer-related information with us.

The Act does not prohibit state legislation or regulations that are more restrictive on our collection and use of data. More restrictive legislation or regulations have been introduced in the past and could be introduced in the future in Congress and the states. For example, in the past legislation has been proposed which would require consumers to opt in to any plan, which would allow their nonpublic personal information to be disclosed. We are unable to predict whether more restrictive legislation or regulations will be adopted in the future. Any future legislation or regulations could have a negative impact on our business.

If the security of our databases is compromised, our reputation could suffer and customers may not be willing to use our products and services.

If the security of our databases is compromised, our business could be materially adversely affected. In our electronic payments business, we collect personal consumer data, such as names and addresses, social security numbers, drivers' license numbers, checking and savings account numbers and payment history records. Unauthorized access to our database could result in the theft or publication of personal confidential information and the deletion or modification of personal records or otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. A security or privacy breach may:

     o    deter customers from using our products and services;

     o    harm our reputation;

     o    expose us to liability;

     o increase our operating expenses to remediate problems caused by the breach; and

     o decrease market acceptance of electronic commerce transactions in general.

We are dependent on Deluxe for a significant portion of our revenue.

In 2000, net sales to Deluxe represented 14.2% of our total net revenues and sales to Deluxe represented 11.6% of our total net revenues for the first quarter of 2001. Deluxe has established minimum spending targets of $43 million per year through March 31, 2005 for software development, maintenance and support services from our professional services business. We will also provide Deluxe with business process outsourcing services during this period. The loss of Deluxe as a customer or a material reduction in the amount of services it orders from us would materially adversely affect our future results of operations and financial condition.

The success of our strategy to expand our Internet delivery channels depends on product development efforts and increased adoption by businesses and consumers of the Internet as a means for commerce.

We believe that the Internet will become an increasingly important means by which consumers and businesses buy and sell products and services. Accordingly, developing the means to process debit-based Internet transactions is an important factor in our ability to increase sales of our electronic payment services. In order to be successful with this initiative, we must develop efficient ways for participants in Internet-based transactions to send and receive debit payments with a minimum level of risk or inconvenience. We cannot assure you that our Internet applications will be widely accepted in the market. In addition, the success of our Internet strategy depends on the continued growth and use of the Internet as a means of commerce. If commerce over the Internet does not become more accepted and widespread, our business and results of operations could suffer.

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

Our future success depends upon the continued services of a number of key officers, including John Blanchard, our Chairman and Chief Executive Officer, Paul Bristow, our Executive Vice President and Chief Financial Officer, and Dr. Nikhil Sinha, our Executive Vice President, Business Enterprise Group. The loss of the technical knowledge and industry expertise of any of these officers could seriously harm our business.

Our attempts to expand by means of acquisitions and strategic alliances may not be successful.

Tax requirements related to our spin-off from Deluxe will restrict our ability to complete significant acquisitions through the issuance of our common stock. Further, our ability to expand in this manner involves many risks, including:

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

Because we currently sell some of our products and services in Europe, Australia and South and Latin America, our business is subject to risks associated with doing business internationally. Also, we may not be successful in selling our services outside of the United States. In the first quarter of 2001, we generated approximately 8.6% of our net sales outside of the United States. Our future results could be harmed by a variety of factors, including:

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

We maintain software development and business process management facilities in India. Political and economic conditions in India could adversely affect our operations.

The Company's Indian software development and business process management operations qualify for tax incentives associated with businesses which operate within designated geographic locations. Such incentives generally provide us with exemptions from Indian tax on certain business income generated from these operations and phase out through the end of 2008. We cannot assure you that these tax benefits will be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, our taxes in future periods would likely increase.

We face collection risks on some payments.

A debt collection service we commenced in 2000 exposes us to collection risks. For a limited number of clients of our check authorization service, we purchase returned checks at a discounted price to the stated check amount and assume the collection risk on the checks. We base our discounted purchase price on the collection history of each client. We plan to introduce a check guarantee program in 2001 pursuant to which we will purchase certain checks presented at the point of sale at a discount from their face value and assume the subsequent risk of collection. If we are unable to collect on checks at the expected rates or if the payment quality of our portfolio of returned checks deteriorates, we may incur a loss on the checks we purchase.

We face termination and compliance risks with respect to our government contracts.

All of our government contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized 8.6% of our net sales in the first quarter of 2001 pursuant to contracts of this type. If a government contract is so terminated, the contractor generally is entitled to receive compensation only for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines.

Our government services business could be harmed by cost overruns on fixed-price contracts.

In the first quarter of 2001, approximately 8.6% of our net sales were derived from fixed-price, variable volume contracts of our government services business. Under these contracts, we agree to perform services for an agreed unit price and we bear the entire risk of cost overruns and changing volumes. If we do not successfully manage these project and contract risks or if our original contract estimates turn out to be inaccurate, we could suffer cost overruns and penalties and our reputation and results of operations could be harmed. We recorded charges of $40.9 million, $8.7 million and $9.7 million in 1998, 1999 and 2000, respectively, as a result of these risks. We cannot assure you that we will not incur additional charges of this type or that the indemnification Deluxe has agreed to provide us with respect to our existing contracts will be sufficient.

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

We have only a limited operating history as an independent company. Some of the historical financial information we have included in this Quarterly Report on Form 10-Q has been carved out from Deluxe's consolidated financial statements and may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we been a separate, stand-alone entity during the periods presented. As a result of the IPO and the Spin-Off, we are now required to provide our own financial, administrative and other resources to operate as an independent public company and to replace other services provided by Deluxe to us. As a result, the historical financial information is not necessarily indicative of what our results of operations, financial condition and cash flows will be in the future.

There are tax risks associated with the Spin-Off.

Deluxe has received confirmation from the Internal Revenue Service that, for U.S. federal income tax purposes, the Spin-Off was generally tax-free to Deluxe and to its shareholders. This confirmation was premised on a number of representations and undertakings made by eFunds and Deluxe to the Internal Revenue Service, including representations with respect to each company's intention not to engage in certain transactions in the future. The Spin-Off may be held to be taxable to Deluxe and to its shareholders who received eFunds shares if the Internal Revenue Service determines that any of the representations made were incorrect or untrue in any respect, or if any undertakings made are not complied with. If, notwithstanding the confirmation of the Internal Revenue Service, the Spin-Off is held to be taxable, both Deluxe and its shareholders who received eFunds shares could be subject to a material amount of taxes. We will be liable to Deluxe for any such taxes incurred by Deluxe to the extent such taxes are attributable to specific actions or failures to act by us, or to specific transactions involving us following the Spin-Off. In addition, we will be liable to Deluxe for a portion of any taxes incurred by Deluxe if the Spin-Off fails to qualify a tax-free as a result of a retroactive change of law or other reasons unrelated to the action or inaction of either us or Deluxe.

Deluxe generally has sole authority to respond to and conduct all tax proceedings and tax audits relating to our operations prior to the Spin-Off and to file all related returns on our behalf. The tax sharing agreement also determines the amount of our liability to, or entitlement to payment from, Deluxe with regard to taxes and tax refunds for these periods. This arrangement may result in conflicts between Deluxe and us. Under the tax-sharing agreement, Deluxe may choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Deluxe and detrimental to us.

Tax limitations on issuance of our shares will restrict our ability to undertake acquisitions.

We may be limited in the amount of shares that we can issue because the issuance of our shares may cause the Spin-Off to be taxable to Deluxe under Section 355(e) of the Internal Revenue Code. As a result of such possible adverse tax consequences, we may be restricted in our ability to effect certain acquisitions or to enter into other transactions that would result in a change of control of us.

Provisions in our charter documents and Delaware law and tax considerations related to the spin-off may delay or prevent a change in control.

Provisions of our certificate of incorporation and bylaws and Delaware law may delay or prevent a change in control of the Company that you may consider favorable. These provisions include the following:

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

In addition we have adopted a stockholder rights plan, which discourages the unauthorized acquisition of 15% or more of our common stock or an unauthorized exchange or tender offer. Our tax sharing agreement with Deluxe also provides that we will indemnify Deluxe for any taxes due if the Spin-Off or some of the related transactions fail to qualify as tax-free because of our actions or inactions. An acquisition of us by a third party could have such an effect. As a result, these tax considerations may delay or prevent a third party from acquiring us in a transaction you may otherwise have considered favorable or reduce the amount you receive as part of the transaction.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibits are filed as part of this report:



Exhibit No.                                         Description                                     Method of Filing
----------------    ----------------------------------------------------------------------------    ------------------
      2.1           Initial Public Offering and Distribution  Agreement,  dated as of March 31,             *
                    2000,  by and  between  Deluxe and eFunds  (incorporated  by  reference  to
                    Exhibit 2.1 to the Registration  Statement on Form S-1 (the "S-1") filed by the Company with the Securities and Exchange  Commission (the "Commission")
                    on April 4,2000, Registration No. 333-33992).
      3.1           Amended  and  Restated   Certificate  of  Incorporation   (incorporated  by             *
                    reference to Exhibit 3.1 to the S-1)
      3.2           Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)                            *
      4.1           Form of common stock certificate  (incorporated by reference to Exhibit 4.1             *
                    to Amendment  No. 1 to the S-1 filed by the Company with the  Commission on
                    May 15, 2000 ("Amendment No. 1"), Registration No. 333-33992)
      4.2           Form of Rights  Agreement  by and between  the  Company  and Rights  Agent,             *
                    (incorporated by reference to Exhibit 4.2 to Amendment No. 1)
      4.3           Certificate  of  Designation  of  Series A  Participating  Preferred  Stock             *
                    (incorporated  by  reference  to  Exhibit  4.3 to the  Company's  Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 2000)
     10.1           Schedule  identifying  Change in  Control  Agreement  omitted  pursuant  to      Filed herewith
                    Instruction 2 to Item 601 of Regulation S-K.
     10.2           Letter  Agreement,  dated as of  February  14,  2000,  by and  between  the      Filed herewith
                    Company and Colleen M. Adstedt.

*Incorporated by reference


(b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       eFunds Corporation
                                       Registrant)


Date: May 10, 2001                     /s/ J. A. Blanchard III
                                       -----------------------------------------
                                       J. A. Blanchard III,
                                       Chief Executive Officer and Chairman
                                       (Principal Executive Officer)



Date: May 10, 2001                     /s/ Paul H. Bristow
                                       -----------------------------------------
                                       Paul H. Bristow
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

Index to Exhibits



 Exhibit No.                                       Description                                       Page Number
---------------    ----------------------------------------------------------------------------    ----------------
     10.1          Schedule identifying Change in Control Agreement
                   omitted pursuant to Instruction 2 to Item 601 of Regulation
                   S-K.

     10.2          Letter  Agreement,  dated as of  February  14,  2000,  by and  between  the
                   Company and Colleen M. Adstedt.
