Form 10-Q
period 2001-06-30
EFUNDS CORP
filed 2001-08-14
CIK 1109190

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____
                         Commission File Number 0-30791

                               eFunds Corporation
             (Exact name of registrant as specified in its charter)

          Delaware                                   39-1506286
(State or other jurisdiction of          (IRS Employer Identification Number)
  incorporation or organization)

7272 East Indian School Road, Suite 420
       Scottsdale, Arizona                            85251
(Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code: 602-659-2135

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No  [ ]

The number of shares outstanding of the registrant's common stock, par value $.01 per share, at August 10, 2001 was 46,254,356.

                          PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                       eFUNDS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,
                                                                                            2001               December 31,
   (dollars in thousands)                                                                (unaudited)                2000
                                                                                      --------------------------------------
   Current Assets
     Cash and cash equivalents........................................................$      80,320       $      78,731
     Time deposit subject to compensating balance arrangement.........................        1,500              10,000
     Restricted custodial cash........................................................        5,355               3,787
     Accounts receivable - net........................................................       81,518              57,825
     Deferred income taxes............................................................       12,589              12,589
     Prepaid expenses and other current assets........................................        9,567               7,111
                                                                                            -------             -------
       Total current assets...........................................................      190,849             170,043
                                                                                            -------             -------
   Property and equipment - net.......................................................       72,913              77,355
   Long-term investments..............................................................       18,578              18,500
   Restricted cash....................................................................       21,696              27,734
   Intangibles
     Goodwill - net...................................................................       41,066              43,019
     Software - net...................................................................       34,970              33,150
     Other intangible assets - net....................................................       13,879              15,004
                                                                                            -------             -------
       Total intangibles - net........................................................       89,915              91,173
                                                                                            -------             -------
   Other non-current assets...........................................................        7,390               3,302
                                                                                            -------             -------
           Total non-current assets...................................................      210,492             218,064
                                                                                            -------             -------
            Total assets..............................................................$     401,341       $     388,107
                                                                                           =========           =========
   Current Liabilities

     Accounts payable.................................................................$      24,372       $      29,163
     Accrued liabilities
       Accrued compensation and employee benefits.....................................       13,700              18,703
       Accrued contract losses........................................................       19,828              22,247
       Other..........................................................................       32,328              20,953
     Borrowings on line of credit.....................................................         --                 5,303
     Long-term debt due within one year...............................................        2,280               2,100
                                                                                            -------             -------
       Total current liabilities......................................................       92,508              98,469
   Long-term debt.....................................................................          896               2,244
   Other long-term liabilities........................................................          100                  74
   Commitments and contingencies (Notes 4, 5, 7 and 11)
   Stockholders' equity
     Preferred stock $.01 par value; 100,000,000 shares authorized; no shares
       issued and outstanding.........................................................         --                  --
     Common stock $.01 par value (authorized: 250,000,000 shares; issued and outstanding: 46,128,208 shares at June 30, 2001 and 45,500,000 at
        December 31, 2000)............................................................          461                 455
     Additional paid-in capital.......................................................      399,778             391,699
     Accumulated deficit..............................................................      (90,430)           (103,233)
     Accumulated other comprehensive loss.............................................       (1,972)             (1,601)
                                                                                            -------             -------
       Stockholders' equity...........................................................      307,837             287,320
                                                                                            -------             -------
         Total liabilities and stockholders' equity...................................$     401,341       $     388,107
                                                                                           =========           =========

See Notes to Unaudited Consolidated Financial Statements
                       eFUNDS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Quarter Ended June 30,              Six Months Ended June 30,
                                                         --------------------------------     --------------------------------
(dollars and shares in thousands,
  except per share amounts)                                     2001               2000              2001               2000
                                                         --------------------------------     --------------------------------
Net Revenue............................................. $     128,199      $     100,970     $     252,697      $     201,225
                                                         -------------      -------------     -------------      -------------
  Cost of revenue, excluding loss contract and
    asset impairment charges............................        77,532             59,439           157,182            118,197
  Loss contract and asset impairment charges............            --              9,700                --              9,700
                                                         -------------      -------------     -------------      -------------
    Total cost of revenue...............................        77,532             69,139           157,182            127,897
                                                         -------------      -------------     -------------      -------------
Gross Margin............................................        50,667             31,831            95,515             73,328
                                                         -------------      -------------     -------------      -------------
  Selling, general and administrative expense...........        37,002             37,437            75,810             76,193
                                                         -------------      -------------     -------------      -------------
  Income (loss) from operations.........................        13,665             (5,606)           19,705             (2,865)
Other Income (Expense)
  Interest expense......................................          (186)             (622)              (497)            (1,796)
  Interest and other income (expense)...................           (58)             (360)               797                 26
                                                         -------------      -------------     -------------      -------------
Income (loss) before income taxes.......................        13,421             (6,588)           20,005             (4,635)
Benefit (provision) for income taxes....................        (4,700)             2,022            (7,202)             1,285
                                                         -------------      -------------     -------------      -------------
Net income (loss)....................................... $       8,721      $      (4,566)    $      12,803      $      (3,350)
                                                         =============      =============     =============      =============
  Weighted average shares outstanding...................        45,790             40,060            45,647             40,030
                                                         =============      =============     =============      =============

  Weighted average shares and potential dilutive
    shares outstanding..................................        48,216             40,060            47,341             40,030
                                                         =============      =============     =============      =============
Net income (loss) per share - basic..................... $        0.19      $       (0.11)    $        0.28      $       (0.08)
                                                         =============      =============     =============      =============
Net income (loss) per share - diluted................... $        0.18      $       (0.11)    $        0.27      $       (0.08)
                                                         =============      =============     =============      =============


See Notes to Unaudited Consolidated Financial Statements
                       eFUNDS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended June 30,
                                                                                 ------------------------------------
 (dollars in thousands)                                                               2001                   2000
                                                                                 ------------------------------------
 Cash Flows from Operating Activities
   Net income (loss)............................................................ $      12,803         $      (3,350)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities
       Depreciation.............................................................         9,133                 5,767
       Amortization of intangibles..............................................        10,941                 7,665
       Loss on disposals of property and equipment..............................           148                    89
       Equity in loss of investee...............................................           375                    --
       Deferred income taxes....................................................            26                (3,400)
       Changes in assets and liabilities
             Restricted cash....................................................         4,469                (2,691)
             Accounts receivable................................................       (23,692)               (7,383)
             Accounts payable...................................................        (4,793)                4,399
             Income taxes receivable/payable....................................         4,668                 9,497
             Accrued contract losses............................................        (2,419)                7,134
             Other assets and liabilities.......................................        (3,960)                3,161
                                                                                 -------------         -------------
                     Net cash provided by operating activities..................         7,699                20,888
                                                                                 -------------         -------------
 Cash Flows from Investing Activities
   Capital expenditures.........................................................       (14,308)              (16,023)
   Cash paid for investments....................................................        (1,119)              (20,000)
   Other........................................................................            --                   546
                                                                                 -------------         -------------
                 Net cash used in investing activities..........................       (15,427)              (35,477)
                                                                                 -------------         -------------
 Cash Flows from Financing Activities
   Net borrowings on line of credit.............................................        (5,303)                5,041
   Proceeds from issuance of long-term debt.....................................            --                    --
   Payments on long-term debt...................................................        (1,168)                 (985)
   Release of loan guarantee collateral.........................................         8,500                    --
   Proceeds from exercise of stock options......................................         7,288                    --
   Proceeds from initial public offering........................................            --                61,995
   Capital contributions by Deluxe..............................................            --                23,905
   Dividends paid to Deluxe.....................................................            --               (13,800)
                                                                                 -------------         -------------
                 Net cash provided by financing activities......................         9,317                76,156
                                                                                 -------------         -------------
 Adjustment for lag in financial reporting (Note 9).............................            --                (4,127)
 Net increase in cash and cash equivalents......................................         1,589                57,440
 Cash and cash equivalents at beginning of period...............................        78,731                35,849
                                                                                 -------------         -------------
 Cash and cash equivalents at end of period..................................... $      80,320         $      93,289
                                                                                 =============         =============

See Notes to Unaudited Consolidated Financial Statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the quarters and six month periods ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. The Company was incorporated in Delaware in December 1984 and changed its name from Deluxe Electronic Payment Systems, Inc. to eFunds Corporation in September 1999. The Company was formerly a wholly owned subsidiary of Deluxe Corporation (Deluxe). In January 2000, Deluxe announced that its board of directors had approved a plan to combine its electronic payments, risk management, professional services and government services businesses under the Company and to undertake a series of transactions designed to establish the Company as an independent, publicly traded company.

         The Company issued 5.5 million shares of common stock to the public in June 2000 (the IPO). Proceeds from the offering, based on the offering price of $13.00 per share, totaled $71.5 million ($64.5 million, net of offering expenses). Subsequent to the IPO, Deluxe continued to own 40 million shares of the Company's common stock, representing 87.9% of the Company's total outstanding common shares.

         In October 2000, Deluxe announced that it planned to distribute all of the shares of the Company's common stock owned by it to its shareholders through a Spin-Off transaction (the Spin-Off). In November 2000, Deluxe declared a dividend of all the 40,000,000 common shares of the Company held by it. This dividend was distributed on December 29, 2000 in the amount of approximately 0.5514 of an eFunds share for each Deluxe share. Deluxe received a ruling from the Internal Revenue Service that the distribution qualified as tax-free to Deluxe and its shareholders for U.S. federal income tax purposes, except to the extent that cash was received in lieu of fractional shares.

         In connection with the IPO and the Spin-Off, the Company and Deluxe entered into various agreements that addressed the allocation of assets and liabilities between them and that defined their relationship after the separation. The agreements related to matters such as consummation of the IPO and the distribution of the Company's stock, registration rights for Deluxe, intercompany loans, information technology consulting, business process management services, indemnification, data sharing, real estate matters, tax sharing and transition services. For transition services, the Company and Deluxe compensated each other for providing services. The transition period varied depending on the agreement, but most transition services terminated following the Spin-Off.

         Deluxe has been, and is expected to continue to be, a significant client of the Company. Beginning in 2000, the Company's services to Deluxe were formalized into a five-year software development and outsourcing agreement. If Deluxe fails to spend a minimum of $43 million under this agreement in any year, it will be obligated to make payments for a portion of the Company's fees based on estimates of the Company's lost profits. This agreement also calls for the Company to provide business process management services, including accounts receivable, accounts payable and other general accounting and data entry services to Deluxe. Deluxe's annual minimum spending target for business process management services ranges from $8.1 million in 2000 to $4.2 million in 2004. The provision of services by the Company under this agreement is non-exclusive, and Deluxe may contract with any third party for the provision of professional services. Revenue from Deluxe for information technology and business process management services was $12.1 million and $14.8 million for the second quarters of 2001 and 2000, respectively, and $26.5 million and $30.4 million for the six-month periods ended June 30, 2001 and 2000, respectively.

         Deluxe contributed the ownership of various subsidiaries and certain assets and liabilities of business operations (the Transferred Businesses) to the Company on March 31, 2000. As the Company and the Transferred Businesses were under common control the accompanying consolidated financial statements have been retroactively restated to reflect the historical consolidated results of operations and cash flows through March 31, 2000, as if the contribution of the Transferred Business described above had occurred and the Company and the Transferred Businesses had been operating as a stand-alone business throughout the periods presented on an "as-if-pooled" basis.

         The historical financial information the Company has included in the consolidated financial statements may not be reflective of what the results of operations, financial condition and cash flows would have been had the Company been a separate, stand-alone entity during all periods presented. As a result, historical financial information through the date of the Spin-Off may not necessarily be indicative of what the Company's results of operations, financial condition and cash flows will be in the future.

3. The Company's total comprehensive income (loss) for the quarters ended June 30, 2001 and 2000 was $8.6 million and $(4.9) million, respectively. Total comprehensive income (loss) for the six months ended June 30, 2001 and 2000 was $12.4 million and $(4.1), million respectively. The Company's total comprehensive income consists of net income and foreign currency translation adjustments.

4. In March 2000, the Company paid cash of $20.0 million for an approximate 24% interest in a limited liability company that provides automated teller machine (ATM) management services. This investment is being accounted for under the equity method of accounting and is included in long-term investments in the Company's consolidated balance sheet as of June 30, 2001. The difference of $20 million between the carrying value of the investment and the underlying equity in the net assets of the limited liability company is being accounted for in the same manner as goodwill and is being amortized over 15 years and is included in the Company's consolidated financial statements in interest and other income (expense) along with the Company's share of the limited liability company's losses. The carrying value of this investment is $17.5 million at June 30, 2001.

         The Company has agreed to make up to $35 million of cash available for supplying ATMs managed by the limited liability company and had supplied $21.7 million of cash for this purpose as of June 30, 2001. This cash is classified as long-term restricted cash in the accompanying balance sheet. The Company has also agreed to guarantee up to $3.0 million (Canadian) face value of equipment leases for Canadian customers of this company and has indicated that, subject to the mutual agreement of the parties upon definitive terms and conditions, it would be willing to work towards an arrangement under which the Company would loan the limited liability company up to $12.0 million to enable it to undertake mutually agreed-upon acquisitions. No such loans or lease guarantees have been provided through June 30, 2001.

         In September 2000, the Company entered into an ATM deployment and management agreement with the limited liability company under which the Company receives fees paid by customers utilizing ATMs deployed by it and interchange fees from their banks. The limited liability company manages this network of ATMs in exchange for a management fee determined by reference to the number of ATMs deployed. In June 2001, the Company and limited liability company amended the ATM deployment and management agreement such that the Company will manage the limited liability company's sales of ATM devices and customer maintenance and receive the ongoing revenues from these activities. In return, the Company will pay the limited liability company a fixed monthly fee. The limited liability company also paid a one-time fee to the Company as part of a settlement of certain disputes that had arisen under the deployment agreement. The deployment and management agreement, as amended, was also extended until at least March 31, 2002.

5. The Company has incurred significant losses relating to its government services business in prior periods. A roll-forward of the Company's loss reserve for losses on government services contracts is as follows:

          (dollars in thousands):                                       2001             2000
                                                                   -------------     --------------
          Balance, beginning of year............................   $      22,247     $      20,599
          Provision for contract losses.........................              --                --
          Reversal of provision for contract losses.............              --                --
          Charges to reserve....................................            (785)           (1,057)
                                                                   -------------     --------------
          Balance at March 31...................................   $      21,462     $      19,542
          Provision for contract losses.........................              --            12,200
          Reversal of provision for contract losses.............              --            (2,500)
          Charges to reserve....................................         (1,634)            (1,508)
                                                                   -------------     --------------
          Balance at June 30....................................   $      19,828     $      27,734
                                                                   =============     =============

         Deluxe has agreed to indemnify the Company for certain future losses arising from litigation based on the conduct of the government services business prior to the IPO as well as incremental future losses on contracts of the government services segment which were in a loss position at April 30, 2000. The Company plans to record any amounts received from Deluxe under the indemnification agreement as a reduction of expense when, and if, any additional contract or litigation losses are recognized. Deluxe's total indemnification obligations to the Company are limited to $14.6 million. No such indemnification obligations have arisen through June 30, 2001.

6. The Company's consolidated balance sheets reflect restructuring accruals of $3.1 million and $0.4 million as of June 30, 2001 and December 31, 2000, respectively, for employee severance and other costs. During the first quarter of 2001, restructuring accruals of $3.2 million were recorded relating to the planned closure of the Company's operations in Bothell, Washington. These new restructuring charges are reflected in selling, general and administrative (SG&A) expenses in the consolidated statement of operations.

         The following table summarizes the change in the Company's restructuring accruals for the six months ended June 30, 2001:

                                                              Number
                                                           of employees
         (dollars in thousands):                             affected                Amount
                                                           -------------          -------------
         Balance, December 31, 2000.....................             9            $        378
         Severance paid.................................            (7)                   (177)
         Adjustments....................................            --                     (40)
         Provision for restructuring....................           224                   3,200
                                                           -------------          -------------
         Balance, March 31, 2001........................           226            $      3,361
         Severance paid.................................            (2)                   (144)
         Adjustments....................................            (1)                   (100)
         Provision for restructuring....................            --                      --
                                                           -------------          -------------
         Balance, June 30, 2001.........................           223            $      3,117
                                                           =============          ============

7. On December 29, 2000, the Company secured a $15.0 million revolving credit facility with a term of nine months. Each borrowing thereunder will bear interest at either the lender's base or offshore rate at the Company's discretion. Although the Company has not borrowed any funds under this facility through June 30, 2001, it has posted an irrevocable standby letter of credit in the amount of $4.0 million to guarantee its performance under a government services contract with the state of New York. The issuance of this letter of credit reduced the Company's borrowing capacity under the facility to $11.0 million. The facility is guaranteed by certain of the Company's subsidiaries and requires the Company to comply with certain financial and non-financial covenants. The Company is currently in compliance with all of these requirements.

         As of June 30, 2001, the Company's India operations had a $10.0 million credit facility, denominated in Indian rupees, available at the lender's prime interest rate. Borrowings under this facility are due on demand. In March 2001, the Company repaid the outstanding balance of this facility and $8.5 million of a $10.0 million time deposit account maintained by the Company to support its guaranty was returned to the Company. The average amount drawn on this credit facility during the first quarter of 2001 was $5.3 million at a weighted average interest rate of 15.5%. The Company did not borrow against this credit facility during the second quarter of 2001. The average amount drawn on this line during 2000 was $4.5 million at a weighted average interest rate of 15.4%.

         The Company also issues letters of credit in the ordinary course of business under its India facility. At June 30, 2001 the aggregate value of outstanding letters of credit amounted to $0.7 million. These letters of credit are collateralized by the remaining $1.5 million of the $10.0 million time deposit account maintained with the issuer.

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

         The Company's segments operate primarily in the United States. The payment systems and services segment also has international operations. No single customer of the Company other than Deluxe accounted for more than 10% of total net revenues for the six months ended June 30, 2001 and 2000. Deluxe accounted for 10.5% and 15.1% of the Company's total net revenues in those periods, respectively.

         The accounting policies of the segments are the same as those described in Note 2 to the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K. In evaluating segment performance, management focuses on income from operations. The income from operations measurement utilized by management excludes special charges (e.g., restructuring charges, asset impairment charges, certain one-time charges that management believes are not reflective of on-going operations, etc.). Special charges in the first quarter of 2001 consisted of $3.2 million related to the closure of the Company's operations in Bothell, Washington. These costs were recorded in selling, general and administrative expense in the payment systems and services segment. Special charges in the second quarter of 2000 consisted of $9.7 million for losses on certain EBT contracts and $2.9 million for costs related to the Company's separation from Deluxe. The losses on the EBT contracts were charged to cost of revenue in the government services segment. The costs related to the separation from Deluxe were charged to general and administrative expenses in the payment systems and services segment.

                                                                                 Quarter Ended June 30, 2001
                                                                   ----------------------------------------------------
                                                                       Payment
                                                                     systems and         Government            Total
 (dollars in thousands)                                               services            services          Consolidated
                                                                   ----------------------------------------------------
 Total net revenues..............................................  $     117,121       $      11,078      $     128,199
 Gross margin excluding special charges..........................         46,778               3,889             50,667
 Operating income excluding special charges......................         10,661               3,004             13,665
 Special charges.................................................             --                  --                 --
 Gross margin including special charges..........................         46,778               3,889             50,667
 Operating income  including special charges.....................         10,661               3,004             13,665
 Depreciation and amortization expense...........................         10,284                  --             10,284
 Segment assets..................................................        380,606              20,735            401,341
 Capital purchases...............................................          5,230                  --              5,230

                                                                                 Quarter Ended June 30, 2000
                                                                   ----------------------------------------------------
                                                                       Payment
                                                                     systems and         Government            Total
 (dollars in thousands)                                               services            services          Consolidated
                                                                   ----------------------------------------------------
 Total net revenues..............................................  $      89,983       $      10,987      $     100,970
 Gross margin excluding special charges..........................         38,353               3,178             41,531
 Operating income excluding special charges......................          5,140               1,829              6,969
 Special charges.................................................          2,875               9,700             12,575
 Gross margin including special charges..........................         38,353              (6,522)            31,831
 Operating income (loss) including special charges...............          2,265              (7,871)            (5,606)
 Depreciation and amortization expense...........................          6,893                  --              6,893
 Segment assets..................................................        367,950              26,354            394,304
 Capital purchases...............................................          7,226                  --              7,226

                                                                               Six Months Ended June 30, 2001
                                                                   ----------------------------------------------------
                                                                       Payment
                                                                     systems and         Government            Total
 (dollars in thousands)                                               services            services          Consolidated
                                                                   ----------------------------------------------------
 Total net revenues..............................................  $     230,885       $      21,812      $     252,697
 Gross margin excluding special charges..........................         87,763               7,752             95,515
 Operating income excluding special charges......................         16,886               6,019             22,905
 Special charges.................................................          3,200                  --              3,200
 Gross margin including special charges..........................         87,763               7,752             95,515
 Operating income including special charges......................         13,686               6,019             19,705
 Depreciation and amortization expense...........................         20,074                  --             20,074
 Capital purchases...............................................         14,308                  --             14,308

                                                                               Six Months Ended June 30, 2000
                                                                   ----------------------------------------------------
                                                                       Payment
                                                                     systems and         Government            Total
 (dollars in thousands)                                               services            services          Consolidated
                                                                   ----------------------------------------------------
 Total net revenues..............................................  $     178,448       $      22,777      $     201,225
 Gross margin excluding special charges..........................         76,267               6,761             83,028
 Operating income excluding special charges......................          5,846               3,864              9,710
 Special charges.................................................          2,875               9,700             12,575
 Gross margin including special charges..........................         76,267             (2,939)             73,328
 Operating income (loss) including special charges...............          2,971             (5,836)            (2,865)
 Depreciation and amortization expense...........................         13,432                  --             13,432
 Capital purchases...............................................         16,023                  --             16,023

Revenues are attributed to geographic areas based on the location of the assets and employees producing the revenues. The Company's operations by geographic area are as follows (in thousands):

                                        Total Net Sales to External Customers                       Property and Equipment
                      ---------------------------------    -------------------------------    ------------------------------------
                                Quarter Ended                       Six Months Ended
                                   June 30,                             June 30,                            June 30,
                      ---------------------------------    -------------------------------    ------------------------------------
                           2001               2000              2001               2000             2001                2000
                      ---------------------------------    -------------------------------    ---------------      ---------------
United
  States..........    $      118,241     $       94,366    $      232,092     $      188,524   $       63,152      $       62,837
United
  Kingdom.........             4,340              4,613             9,343              8,396            1,701               1,964
India.............             5,618              1,991            11,262              4,305            8,004               4,363
Other foreign
  countries.......                --                 --                --                 --               56                  31
                      --------------     --------------    --------------     --------------   --------------      ---------------
Total.............    $      128,199     $      100,970    $      252,697     $      201,225   $       72,913      $       69,165
                      ==============     ==============    ==============     ==============   ==============      ===============

9. Effective January 1, 2000, the Company's Indian operations, which had previously reported their results of operations and financial position on a one-month lag, changed their reporting dates to coincide with the rest of the Company's subsidiaries. This change, which was made in conjunction with the implementation of the Company's central accounting and financial reporting system, reflects the financial results of those operations on a more timely basis and improves operating and planning efficiencies. The results of these Indian operations for the month of December 1999, which amounted to a net loss of $1.1 million, were excluded from the Company's consolidated statements of operations and were reflected as an adjustment to accumulated deficit during the first quarter of 2000.

10. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities, which provides guidance on accounting for derivatives and hedge transactions. The statement was effective for the Company on January 1, 2001. The effects of this pronouncement did not have a material effect on reported operating results or financial position of the Company.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, which establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The Company does not believe that SFAS No. 141 will have a material impact on the Company's consolidated financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets that will become effective for the Company on January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is assessing the impact this new standard will have on its consolidated balance sheet and statement of operations. Goodwill amortization for the second quarter of 2001 and the first six months of 2001 amounted to approximately $1.0 million and $2.0 million, respectively.

11. In connection with the Company's EBT and collection activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to contracts or state requirements. The aggregate amount of bonds outstanding for this purpose at June 30, 2001 was $9.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

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

We had previously announced an intention to exit the government services business when our current contractual commitments expire in 2006, but we are now willing to consider EBT contracts that extend beyond this date. Although revenues in this segment may continue to decline in the near term, we will now consider the extension or renewal of existing contracts when such extensions or renewals can be accomplished on a profitable basis. We intend to continue to take steps to improve profitability of this business.

Our consolidated financial statements have been prepared using the historical results of operations and historical bases of the assets and liabilities of the former Deluxe businesses that comprise our Company. The consolidated financial statements for the first quarter of 2000 also include allocations to us of certain liabilities and expenses, including profit sharing and other employee benefits; information technology services; facility costs; and other Deluxe administrative services costs. The expense allocations were determined on bases that both Deluxe and we considered to be a reasonable reflection of the utilization of the services provided to us or the benefit received by us. The expense allocation methods were based on number of employees, transaction processing costs, square footage and relative sales.

The financial information presented in this report may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for all periods presented, nor is it indicative of our future financial position, results of operations or cash flows.

RESULTS OF OPERATIONS - QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

The following table presents, for the periods indicated, the relative composition of net revenues and selected statements of operations data as a percentage of net revenues:

                                                                Quarters Ended June 30,          Six Months Ended June 30,
                                                               -------------------------       -----------------------------
                                                                  2001           2000              2001              2000
                                                               ----------     ----------       ------------      -----------
 Net revenue

   Payment systems and services................................   91.4%            89.1%            91.4%             88.7%
   Government services.........................................    8.6             10.9              8.6              11.3
     Total net revenues........................................  100.0            100.0            100.0             100.0

 Cost of revenue

   Payment systems and services................................   54.9             51.1             56.6              50.8
   Government services

     Cost of revenue excluding loss contract charges...........    5.6              7.8              5.6               8.0
     Loss contract and asset impairment charges................    0.0              9.6              0.0               4.8
       Total cost of revenue...................................   60.5             68.5             62.2              63.6

 Gross margin..................................................   39.5             31.5             37.8              36.4

 Selling, general and administrative expense...................   28.8             37.1             30.0              37.8

 Income (loss) from operations.................................   10.7             (5.6)             7.8              (1.4)

 Other income (expense)
   Interest expense............................................   (0.2)            (0.6)            (0.2)             (0.9)
   Interest and other income (expense).........................   (0.0)            (0.3)             0.3              (0.0)

 Income before income taxes....................................   10.5             (6.5)             7.9              (2.3)

 Benefit (provision) for income taxes..........................   (3.7)             2.0             (2.8)              0.6

 Net income....................................................    6.8%            (4.5)%            5.1%             (1.7)%

NET REVENUE - Net revenue increased $27.2 million, or 27%, to $128.2 million in the second quarter of 2001 from $101.0 million in the second quarter of 2000. Net revenue increased $51.5 million, or 25.6%, to $252.7 million for the first six months of 2001 from $201.2 million in the first six months of 2000.

Payment systems and services net revenue increased $27.1 million, or 30.2%, to $117.1 million in the second quarter of 2001 from $90.0 million in the second quarter of 2000. Net revenue increased $52.4 million, or 29.4%, to $230.9 million for the first six months of 2001 from $178.5 million in the first six months of 2000. The ATM management and deployment agreement that we entered into in September 2000, the opening of a new call center in Mumbai, India late in the fourth quarter of 2000, increased sales of new account opening products and increased software sales, particularly in the second quarter of 2001, were major drivers of our growth. Increases in transaction processing volumes in both the first and second quarters of 2001 over 2000 also contributed to our increase in revenue. These increases were somewhat offset by a decrease in revenue from the Company's check authorization business over the comparable periods in the prior year resulting from customer losses through industry consolidation, bankruptcies and pricing concessions associated with the execution of longer term contracts and by a decline in revenue earned from Deluxe.

Deluxe has been, and is expected to continue to be, one of our most significant customers. During the second quarter of 2001, total net revenue from Deluxe was $12.1 million, or 9.4% of our total net revenue, compared to $14.8 million, or 14.7% of our total net revenues in the second quarter of 2000. For the first two quarters of 2001, total net revenue from Deluxe was $26.5 million, or 10.5% of our total net revenue compared to $30.4 million, or 15.1% of our total net revenue, in the first two quarters of 2000. Further expense reduction efforts by Deluxe could cause the revenue we receive from Deluxe to continue to decline in future periods.

In June 2001, our ATM management and deployment agreement with a limited liability company in which we have a 24% interest was amended so that we will now manage the limited liability company's sales of ATM devices and customer maintenance and receive the revenue related to these activities in future periods. In return, we will pay the limited liability company a fixed monthly fee to support these activities. The agreement, as amended, was also extended at least through March 31, 2002. In addition we took steps to improve the future performance of this arrangement by creation of a co-branding initiative with one of our processing customers. We also received a one-time fee from the limited liability company in June 2001 as a settlement of certain disputes that had arisen under the deployment agreement.

Government services net revenue increased $0.1 million, or 0.8%, to $11.1 million in the second quarter of 2001 from $11.0 million in the second quarter of 2000. Net revenue decreased $1.0 million, or 4.2%, to $21.8 million for the first six months of 2001 from $22.8 million in the first six months of 2000. The decrease in revenue for the first six months of 2001 compared to the first six months of 2000 was primarily due to the expiration of an electronic benefit switching contract in the second quarter of 2000. This decline was partially offset by increased revenues from Medicaid eligibility verification services coupled with an increase in the number of cases processed. Although we continue to pursue EBT contracts where we can obtain them on a profitable basis, there may be a decline in the revenues of the government services segment as existing contracts expire. Our Medicaid eligibility verification contract with the state of New York expires at the end of October 2001 and the minimum annual revenue from this contract is $11.3 million. New York has the option to extend the contract on a month-to-month basis through April 2002. We do not know whether New York will exercise any of its extension options.

COST OF REVENUE - Cost of revenue increased $8.4 million, or 12.1%, to $77.5 million in the second quarter of 2001 from $69.1 million in second quarter of 2000. Cost of revenue increased $29.3 million, or 22.9%, to $157.2 million in the first six months of 2001 from $127.9 million in the first six months of 2000. As a percentage of revenue, cost of revenue was 60.5% for the second quarter of 2001 compared to 68.5% for the second quarter of 2000. For the first six months of 2001, cost of revenue as a percentage of revenue was 62.2% compared to 63.6% for the first six months of 2000. Excluding a charge of $9.7 million for future losses on certain government EBT contracts incurred in the second quarter of 2000, cost of revenue as a percentage of revenue was 58.9% for the second quarter of 2000 and 58.8% for the first six months of 2000.

Payment systems and services cost of revenue increased by $18.7 million, or 36.2%, to $70.3 million in the second quarter of 2001 from $51.6 million in the second quarter of 2000. Cost of revenue increased by $40.9 million, or 40.1%, to $143.1 million in the first six months of 2001 from $102.2 million in the first six months of 2000. As a percentage of segment revenue, cost of revenue was 60.1% for the second quarter of 2001 compared to 57.4% for the second quarter of 2000. For the first six months of 2001, cost of revenue as a percentage of segment revenue was 62.0% compared to 57.3% for the first six months of 2000. The increase in cost of revenue in both dollar and percentage terms was driven primarily by the ATM management and deployment agreement which was entered into in September 2000 and for which the cost of revenue currently approximates the associated net revenue. The opening of the new call center in Mumbai, India also caused cost of revenue to increase over both the second quarter and first six months of last year.

Government services cost of revenue decreased $10.3 million, or 58.9%, to $7.2 million in the second quarter of 2001 from $17.5 million in the second quarter of 2000. Cost of revenue decreased $11.6 million, or 45.3%, to $14.1 million in the first six months of 2001 from $25.7 million in the first six months of 2000. As a percentage of segment revenue, cost of revenue was 64.9% for the second quarter of 2001 compared to 159.4% for the second quarter of 2000. For the first six months of 2001, cost of revenue as a percentage of segment revenue was 64.5% compared to 112.9% for the first six months of 2000. Excluding a charge of $9.7 million for future losses on certain government EBT contracts incurred in the second quarter of 2000, cost of revenue as a percentage of revenue was 71.1% for the second quarter of 2000 and 70.3% for the first six months of 2000. The reduction in cost of revenue for both the quarter and six months ended June 30, 2001 compared to the adjusted results for the same periods in the prior year is a reflection of continuing efforts to reduce the cost of supporting a declining revenue stream and a reduction in costs due to the expiration of an electronic benefit switching contract in the second quarter of 2000.

GROSS MARGIN - Gross margin increased by $18.8 million, or 59.2%, to $50.6 million in the second quarter of 2001 from $31.8 million in the second quarter of 2000. Gross margin increased by $22.2 million, or 30.3%, to $95.5 million in the first six months of 2001 from $73.3 million in the first six months of 2000. As a percentage of revenue, gross margin was 39.5% for the second quarter of 2001 compared to 31.5% for the second quarter of 2000. For the first six months of 2001, gross margin as a percentage of revenue was 37.8% compared to 36.4% for the first six months of 2000. Excluding a charge of $9.7 million for future losses on certain government EBT contracts incurred in the second quarter of 2000, gross margin as a percentage of revenue was 41.1% for the second quarter of 2000 and 41.3% for the first six months of 2000.

The decrease in gross margin as a percentage of net revenue is due to the ATM management and deployment agreement. In the second quarter of 2001, this agreement made a slightly positive contribution to gross margin, but it exhibited a slightly negative gross margin for the first six months of 2001. We continue to carefully evaluate the performance of this agreement and during the second quarter of 2001 we took steps to enhance the profitability of this agreement by negotiating a co-branding arrangement with one of our debit processing customers. The decrease in gross margin attributable to the ATM management and deployment agreement was partially offset by positive margin contributions by the new call center operation in Mumbai, India, increased sales of software at generally higher margins and cost reduction efforts in the government services segment. Excluding the effect of the ATM management and deployment agreement, gross margin for the second quarter and first six months of 2001 would have improved to 43.9% and 47.7% of revenue, respectively.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES - SG&A expense decreased by $0.4 million, or 1.2%, to $37.0 million in the second quarter of 2001 from $37.4 million in the second quarter of 2000. SG&A expense decreased by $0.4 million, or 0.5%, to $75.8 million in the first six months of 2001 from $76.2 million in the first six months of 2000. As a percentage of revenue, SG&A expense was 28.8% for the second quarter of 2001 compared to 37.1% for the second quarter of 2000. For the first six months of 2001, SG&A expense as a percentage of revenue was 30.0% compared to 37.8% for the first six months of 2000. Excluding a charge of $3.2 million taken in the first quarter of 2001 primarily for severance costs related to the closure of our operations in Bothell, Washington and a charge of $2.9 million taken in the second quarter of 2000 related to separation costs from Deluxe, SG&A expense as a percentage of revenue was 28.7% for the first six months of 2001 compared to 36.4% for the first six months of 2000. Factors contributing to the decrease in SG&A expense were lower levels of spending in 2001 for promotional advertising and continued integration and consolidation efforts, offset somewhat by increased travel and other costs associated with the new call center in Mumbai, India.

OTHER INCOME (EXPENSE) - Other expense was $(0.2) million during the second quarter of 2001 compared to other expense of $(1.0) million for the second quarter of 2000. For the first six months of 2001, other income was $0.3 million compared to other expense of $(1.8) million for the first six months of 2000. Other income in 2001 includes the interest earned on cash and cash equivalents, offset by goodwill amortization related to our investment in a limited liability company, our share of the limited liability company's losses and interest on our India line of credit (which was repaid in March of 2001). Other expense in 2000 includes interest expense related to our intercompany balance payable to Deluxe (which was settled at the Spin-Off) and interest expense on borrowings under our India line of credit, offset by interest earned on cash and cash equivalents. The primary driver of the decrease in other expense is the absence of interest due to Deluxe on inter-company balances in 2001.

PROVISION FOR INCOME TAXES - The provision for income taxes was $4.7 million in the second quarter of 2001 compared to a $2.0 million income tax benefit in the second quarter of 2000 resulting in effective tax rates of 35.0% and (30.7)%, respectively. The effective tax rate for the first six months of 2001 was 36% compared to (27.7)% for the first six months of 2000. During the second quarter of 2001, the effective tax rate for 2001 was reduced from 38.0% to 36.0%. This rate reduction was obtained as a result of the Company recognizing the income tax benefit of certain federal net operating losses. The income tax benefit of these losses was not previously recognized. Our Indian software development and business process management operations qualify for tax incentives associated with businesses that operate within designated geographic locations. Such incentives generally provide us with exemptions from Indian tax on certain business income generated from these operations. These incentives phase out through March 2009.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION - At June 30, 2001, cash and cash equivalents were $80.3 million. We had $5.4 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients and had supplied $21.7 million in restricted cash to ATMs deployed by us. We have agreed with the company who manages this ATM base to make up to $35 million of cash available for this purpose. We have also agreed to guarantee up to $3.0 million (Canadian) face value of equipment leases for Canadian customers of this company and we have indicated that, subject to the mutual agreement of the parties upon definitive terms and conditions, we would be willing to work towards an arrangement under which we would loan this company up to $12.0 million to enable it to undertake mutually agreed-upon acquisitions. No such loans or lease guarantees have been provided through June 30, 2001.

As of June 30, 2001, the Company's India operations had a $10.0 million credit facility, denominated in Indian rupees, available at the lender's prime interest rate. Borrowings under this facility are due on demand. We repaid the outstanding balance of the facility in March 2001 and $8.5 million of a $10.0 million time deposit account maintained to support our guaranty of this facility was returned to us. The average amount drawn on this credit facility during the first quarter of 2001 was $5.3 million at a weighted average interest rate of 15.5%. The average amount drawn on this line during 2000 was $4.5 million at a weighted average interest rate of 15.4%. We did not draw on this facility during the second quarter of 2001, although we issue letters of credit in the ordinary course of business under this facility. At June 30, 2001 the aggregate value of outstanding letters of credit amounted to $0.7 million. These letters of credit are collateralized by the remaining $1.5 million of the $10.0 million time deposit account maintained with the issuer.

We obtained a $15.0 million revolving credit facility on December 29, 2000. This facility has a term of nine months and borrowings thereunder will bear interest at either the lender's base or offshore rate at our discretion. Although we did not borrow any funds under this facility through June 30, 2001, we did post an irrevocable standby letter of credit in the amount of $4.0 million to guarantee our performance under a government services contract with the state of New York. The issuance of this letter of credit reduced our borrowing capacity under the facility to $11.0 million. The facility is guaranteed by certain of our subsidiaries and requires us to comply with certain financial and non-financial covenants. We are in compliance with these covenants. We intend to replace the $15.0 million facility with a larger credit facility with one or more financial institutions prior to its maturity. If we are unable to secure a replacement credit facility prior to maturity, we will repay any outstanding borrowings from available cash and cash equivalents.

In connection with our EBT and collection activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to contracts or state requirements. The aggregate amount of such bonds outstanding at June 30, 2001 was $9.0 million.

The following table sets forth a summary of our cash flow activity and should be read in conjunction with our unaudited consolidated statements of cash flows:

                                                                    Summary of Cash Flows
                                                                  Six Months Ended June 30,
                                                               -------------------------------
(dollars in thousands)                                            2001                 2000
                                                               ----------           ----------
Cash provided by operating activities....................      $   7,699            $  20,888
Cash used in investing activities........................        (15,427)             (35,477)
Cash provided by financing activities....................          9,317               76,156
Adjustment for lag in financial reporting................             --               (4,127)
                                                               ----------           ----------
Net increase in cash and cash equivalents................      $   1,589            $  57,440
                                                               ==========           ==========

Cash flows from operating activities were $7.7 million and $20.9 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in operating cash flow reflects the payment of employee profit sharing and bonus plan obligations relating to 2000 and an increase in accounts receivable reflective of the growth of the company. Days sales outstanding in accounts receivable was
57.2 at June 30, 2001 compared to 54.1 at June 30, 2000. The increase is due to the change in the processing of our billings to and from Deluxe Corporation since the Spin-Off. Prior to the Spin-Off, we and Deluxe settled all billing activity through a single inter-company account. Subsequent to the Spin-Off, we send Deluxe invoices which are recorded as receivables.

Cash used in investing activities was $15.4 million for the six months ended June 30, 2001, primarily due to purchases of capital assets and expenditures for software investments. Cash used in investing activities was $35.5 million for the six months ended June 30, 2000, primarily due to the investment of $20.0 million to purchase a 24% interest in a provider of ATM management services and purchases of capital assets and software investments of $16.0 million.

Cash provided from financing activities was $9.3 million for the six months ended June 30, 2001. We used cash to repay debt of $6.5 million, including the repayment of $5.3 million outstanding under our Indian credit facility. In connection with that repayment, the lender returned $8.5 million of the $10.0 million that we had placed in a time deposit account as collateral to support our guarantee of this facility. The remaining $1.5 million remains on deposit with the lender as collateral for letters of credit issued under this facility. In addition, proceeds from the exercise of stock options and shares purchased through the employee stock purchase plan provided cash of $7.3 million. Cash provided from financing activities was $76.2 million for the six months ended June 30, 2000. We completed our IPO in June 2000, generating proceeds of $62.0 million. In addition, Deluxe provided $10.1 million to increase the capitalization of the Company in preparation for the Spin-Off and we used cash to repay debt of $1.0 million. We also borrowed $5.0 million against our credit facility in India.

The adjustment for the lag in financial reporting during December 1999 represents the net cash flows of our Indian operations. Previously, this business reported its results of operations and financial position on a one-month lag. In January 2000, this business changed its reporting period to coincide with the rest of our Company.

We believe that cash generated from operations, borrowings under available credit facilities and the remaining net proceeds from our IPO will provide sufficient funds for our operations for the foreseeable future.

FORWARD LOOKING STATEMENTS - Although the Company's previously stated expectations for the full year 2001 remain substantially unchanged, it is mindful of the challenges that a further slowdown in the economy could bring to the pace of new business activity and client spending. The Company's expectations for the third quarter are as follows:

- The annualized effective tax rate is expected to approximate 36 percent. The reduced rate is a result of successful tax planning and includes the negative impact of non-deductible goodwill amortization charges;
- Third quarter revenues are expected to be within the range currently anticipated by the analysts included in the First Call survey for the Company ($130 to $140 million); and
- Third quarter basic earnings per share are projected to be approximately $0.24.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, which establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. We do not believe that SFAS No. 141 will have a material impact on our consolidated financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets which will become effective for us on January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are assessing the impact this new standard will have on our consolidated balance sheet and statement of operations. Goodwill amortization for the second quarter of 2001 and the first six months of 2001 amounted to approximately $1.0 million and $2.0 million, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 2, 2000, James Stern sued the Company, Deluxe and a number of financial institutions in the Superior Court of California, County of Los Angeles alleging that the Company's ChexSystems product racially profiles and discriminates against minorities and prevents consumers from living above the poverty level. The defendants removed this case to the United States District Court for the Central District of California on June 30, 2000. On September 12, 2000, the District Court dismissed Mr. Stern's case for failure to state a claim upon which relief could be granted. The District Court gave Mr. Stern leave to amend and refile his complaint and he did so on September 19, 2000 alleging unfair business practices and civil rights violations by all defendants. The case was subsequently remanded to the Superior Court of California, County of Los Angeles. The Superior Court dismissed Mr. Stern's case with prejudice on June 21, 2001 and ordered Mr. Stern to pay $375 to the defendants.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

The net offering proceedings to the Company after deducting the total expenses associated with the offering was estimated to be $64,459,370. The following table summarizes the amount of these net-offering proceeds that were used during the period from the effective date of the offering through June 30, 2001 for the purposes shown:

    Infrastructure and cost savings initiatives............................................    $  13,000,000*
    Product development expenditures.......................................................       10,200,000*
    Construction of plants, buildings and facilities.......................................        7,400,000*
    Purchase and installation of machinery and equipment...................................        8,600,000*
    Purchases of real estate...............................................................                0
    Acquisition of other businesses........................................................                0
    Repayment of indebtedness..............................................................        5,303,000
    Working capital........................................................................                0
    Temporary investments (money market funds and commercial paper having a maturity of
      two weeks or less)...................................................................       19,956,370
                                                                                                ------------
        Total                                                                                   $ 64,459,370
                                                                                                ============

    *Estimated

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual Stockholder's meeting on April 19, 2001. 35,388,947 shares were represented at the meeting, constituting 77.8% of the shares outstanding and eligible to vote. Five items were considered at the meeting and the results of the voting were as follows:

Proposal 1.  To Elect Two Nominees to the Board of Directors:

               Nominees                  For                 Withheld
               --------                  ---                 --------
             Jack Robinson            35,241,695             147,525
           Sheila A. Penrose          35,244,084             144,863

Proposal 2. To Approve the Adoption of the eFunds Corporation Annual Incentive
Plan:

                  For                Against                Abstain
                  ---                -------                -------
              25,800,135            1,113,906               498,920

Proposal 3. To Approve the Adoption of the eFunds Corporation 2000 Stock Incentive Plan:

                  For                Against                Abstain
                  ---                -------                -------
              14,051,598           12,885,927               475,436

Proposal 4. To Approve the Adoption of the eFunds Corporation Employee Stock Purchase Plan:

                  For                Against                Abstain
                  ---                -------                -------
              26,363,698             801,909                247,484

Proposal 5. To ratify the Selection of Deloitte & Touche LLP as the Company's Independent Auditors:

                  For                Against                Abstain
                  ---                -------                -------
              35,028,698             115,301                244,948

The terms of office of our directors John A. Blanchard III, Hatim A. Tyabyi, John J. (Jack) Boyle III and Janet M. Clarke continued after the meeting.

ITEM 5.  OTHER INFORMATION

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

ESTIMATES OF FUTURE FINANCIAL RESULTS ARE INHERENTLY UNRELIABLE.

From time to time, representatives of the Company make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information relating to the Company and its products, when evaluating the Company's prospective results of operations.

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

CONSOLIDATION IN THE INDUSTRIES WE SERVE MAY ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES.

Mergers, acquisitions and personnel changes at financial institutions and electronic funds transfer networks may adversely affect our business, financial condition and results of operations. Currently, the banking and EFT industries are consolidating, causing the number of financial institutions and ATM networks to decline. This consolidation could cause us to lose:

          -    current and potential customers;

          - market share if the combined entity determines that it is more efficient to develop in-house products and services similar to ours or use our competitors' product and services; and

          - revenue if the combined institution is able to negotiate a greater volume discount for, or discontinue the use of, our products and services.

For example, one of the larger customers of our electronic transaction processing business, the STAR Network, has been purchased by one of our competitors, Concord EFS. Although we have a processing contract with STAR through 2002, we cannot presently predict the possible long-term impact of this acquisition on our business with certainty. The loss of STAR as a processing customer could have an adverse affect on our business.

OUR ATM DEPLOYMENT INITIATIVE MAY NOT BE SUCCESSFUL.

In September 2000, we entered into a new ATM deployment agreement with a limited liability company in which we hold a 24% interest. Under this agreement, we have assumed responsibility for ATM placement strategies and the expansion of the limited liability company's former ATM base and the limited liability company is responsible for managing and servicing the ATM base in exchange for a monthly fee determined by reference to the number of ATMs under management. Our revenues under this contract are received from the fees paid by consumers utilizing the machines and interchange fees paid by their banks. In June of 2001, we amended this agreement so that we assumed the responsibility for sales of ATMs by the limited liability company and we pay the limited liability company a fixed monthly fee to assist us in these efforts. Although this contract is expected to generate significant revenue growth in 2001, if we are not successful in deploying the ATM base in high volume locations or selling ATMs to other providers, we will not generate sufficient fee income to offset the fees payable to the limited liability company. In addition, if the agreement were not extended beyond its current expiration date of March 31, 2002, the revenues derived from this contract would not continue beyond the first quarter of 2002.

Until the second quarter of 2001, this business operated at a loss. Continued improvement in the future will depend upon our ability to efficiently manage the deployment of the ATMs and to generate additional revenues from the installed ATM base and the sale of new machines. No assurance can be given that we will be successful in these efforts. In addition, the expansion of the installed base of ATMs may require the application of increased amounts of cash to keep the machines appropriately supplied with cash for withdrawal by consumers. We are continuing to monitor the performance of this agreement and we continue to evaluate the alternatives available to us to improve the performance of this arrangement.

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

In the electronic payment management market, our principal competitors include:

          - third party network and credit card processors, including First Data, Equifax, Total System Services, Electronic Data Systems, Concord EFS and Alliance Data Systems;

          - financial institutions that have developed internal processing capabilities or services similar to ours, including Bank of America, M & I Data and Fifth Third National Bank;

          - electronic data interchange and cash management providers, including Fiserv, CheckFree, Metavante, EDS and Fundtech;

          - electronic bill payment providers, including CheckFree, EDS, MasterCard, Spectrum and Visa;

          - electronic funds transfer software providers, including Transaction Systems Architects, SLMsoft, Oasis, Mosaic and PaySys; and

          - national information database companies and other content providers, including Equifax, Experian and Trans Union.

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

For example, we have announced that we intend to develop products and services that effectively bundle various combinations of our transaction processing, risk management and professional services offerings into higher-value integrated product sets. We are continuing to evaluate the initial market opportunities available to us for these offerings. If we are not successful in developing and selling these enhanced products and services, our future growth expectations could be diminished.

WE ARE DEPENDENT UPON CONTINUED GROWTH IN THE MARKET FOR ELECTRONIC DEBIT PAYMENT SERVICES.

If the electronic debit payments market does not grow or grows more slowly than expected, our business will suffer. Several factors could inhibit the acceptance and growth of electronic debit payments, including:

          - these types of payments are relatively new alternatives to the more familiar cash, check and credit card payment options. Consumers and businesses may be unwilling to change their established payment preferences and adopt these new forms of payment as quickly as we expect; and

          - consumers may be concerned that these newer payment options are not as safe or reliable as more traditional payment methods. Consumers may also believe that these payment technologies offer a lower level of privacy.

IF WE EXPERIENCE SYSTEM FAILURES, THE PRODUCTS AND SERVICES WE PROVIDE TO OUR CUSTOMERS COULD BE DELAYED OR INTERRUPTED, WHICH WOULD HARM OUR BUSINESS AND REPUTATION AND RESULT IN THE LOSS OF CUSTOMERS.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our computer and telecommunications network systems and our data centers. Any significant interruptions could severely harm our business and reputation and result in a loss of revenue and customers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, power loss, telecommunications failure, unauthorized entry and computer viruses. Although we have taken steps to prevent system failures, we cannot be certain that our measures will be successful and that we will not experience service interruptions. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

LEGISLATION RELATING TO CONSUMER PRIVACY PROTECTION COULD HARM OUR ABILITY TO COLLECT AND USE DATA, INCREASE OUR OPERATING COSTS OR OTHERWISE HARM OUR BUSINESS.

Existing and new laws and regulations relating to consumer privacy protection could harm our ability to collect and use consumer data, increase our operating costs or otherwise harm our business. We collect personal data about consumers for use in our decision support and risk management products. Due to the increasing public concern over consumer privacy rights, Congress and state legislatures have adopted and are considering adopting laws and regulations restricting the purchase, sale and sharing of personal information about consumers. For example, some states have restricted the sale of motor vehicle records, including driver's license lists, and some states refuse to disclose this information at all.

The new federal financial modernization law, known as the Gramm-Leach-Bliley Act, imposes significant new consumer information privacy requirements on any entity engaged in the business of providing financial services, including entities that provide services to financial institutions. Federal agencies, such as the Comptroller of the Currency and the Federal Trade Commission, have issued regulations to implement these requirements. The Act requires covered companies to develop and implement policies to protect the security and confidentiality of consumers' nonpublic personal information and to disclose those policies to consumers before a customer relationship is established and annually thereafter. In addition, the Act requires covered companies to give an opt-out notice to consumers before sharing consumer information with third parties. The opt-out notice requirement in the Act is subject to several exceptions for credit reporting and fraud prevention purposes. Although we believe these exceptions apply to our business, government agencies could interpret their regulations in a manner that could expand the scope of the Act in ways which could adversely affect our business. In addition, even if the regulations do not affect us directly, uncertainty over the scope of the regulations could make financial institutions unwilling or reluctant to share consumer-related information with us.

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

IF THE SECURITY OF OUR DATABASES IS COMPROMISED, OUR REPUTATION COULD SUFFER AND CUSTOMERS MAY NOT BE WILLING TO USE OUR PRODUCTS AND SERVICES.

If the security of our databases is compromised, our business could be materially adversely affected. In our electronic payments business, we collect personal consumer data, such as names and addresses, social security numbers, drivers' license numbers, checking and savings account numbers and payment history records. Unauthorized access to our database could result in the theft or publication of personal confidential information and the deletion or modification of personal records or otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. A security or privacy breach may:

          -    deter customers from using our products and services;

          -    harm our reputation;

          -    expose us to liability;

          - increase our operating expenses to remediate problems caused by the breach; and

          - decrease market acceptance of electronic commerce transactions in general.

WE ARE DEPENDENT ON DELUXE FOR A SIGNIFICANT PORTION OF OUR REVENUE.

In the first half of 2001, net sales to Deluxe represented 10.5% of our total net revenues. On a year-over-year basis, however, total revenues from Deluxe declined by 13% to $26.5 million during the first two quarters of 2001 from $30.4 million in the first half of 2000. Although Deluxe has established minimum spending targets of $43 million per year through March 31, 2005 for software development, maintenance and support services from us, further efforts at expense reduction by Deluxe could cause the revenues we receive from Deluxe to continue to decline. The loss of Deluxe as a customer or a material reduction in the amount of services it orders from us would materially adversely affect our future results of operations and financial condition.

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

Our services and products are based on sophisticated software and computing systems and we often encounter delays when developing new products and services. Further, the software underlying our products and services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our products and technologies on platforms used by our customers or in new environments, such as the Internet. Defects in our software products, errors or delays in the processing of electronic transactions or other difficulties could result in:

          -    delay in market acceptance;

          -    additional development costs;

          -    diversion of technical and other resources;

          -    loss of customers;

          -    negative publicity; or

          -    exposure to liability claims.

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

OUR ATTEMPTS TO EXPAND BY MEANS OF ACQUISITIONS AND STRATEGIC ALLIANCES MAY NOT BE SUCCESSFUL.

Tax requirements related to our Spin-Off from Deluxe will restrict our ability to complete significant acquisitions through the issuance of our common stock. Further, our ability to expand in this manner involves many risks, including:

          - the operations, technology and personnel of any acquired companies may be difficult to integrate;

          - the allocation of resources to consummate these transactions may disrupt our business;

          - acquired businesses may not achieve anticipated revenues, earnings or cash flow;

          - strategic alliances may not be successful or we may not realize anticipated benefits in a timely manner, or at all; and

          - our relationships with existing customers and business partners may be weakened or terminated as a result of these transactions.

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR BUSINESS.

Because we currently sell some of our products and services in Europe, Australia and South and Latin America, our business is subject to risks associated with doing business internationally. Also, we may not be successful in selling our services outside of the United States. In the first half of 2001, we generated approximately 8.2% of our net sales outside of the United States. Our future results could be harmed by a variety of factors, including:

          -    changes in foreign currency exchange rates;

          - changes in a specific country's or region's political and economic conditions, particularly in emerging markets;

          -    potentially unfavorable tax rules;

          -    tariffs, duties and other trade barriers;

          -    reduced protection for intellectual property rights;

          -    challenges in managing widespread operations;

          - changes in foreign laws and regulatory requirements or in foreign policy; and

          -    varying business practices in foreign countries.

CHANGES IN INDIAN TAX LAWS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

The Company's Indian software development and business process management operations qualify for tax incentives associated with businesses which operate within designated geographic locations. These incentives generally provide us with exemptions from Indian tax on certain business income generated from these operations and phase out through March 2009. We cannot assure you that these tax benefits will be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, our taxes in future periods would likely increase.

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

OUR GOVERNMENT SERVICES BUSINESS HAS HISTORICALLY NOT BEEN PROFITABLE AND DELUXE'S INDEMNIFICATION MAY NOT BE ADEQUATE.

Our government services business contributed operating losses of approximately $106,000 during 2000, $6.6 million in 1999 and $47.7 million in 1998. These amounts include losses we recognized in 2000, 1999 and 1998 that represent probable future losses from unprofitable long-term service contracts and the write-off of assets associated with this business. The losses on the long-term service contracts result from the revenues from the contracts being lower than expected and the expenses to service the contracts being higher than anticipated. The assets associated with the government services business were written off because this business has a negative overall cash flow and its assets have no resale value.

Deluxe has agreed to indemnify us for future losses arising from any litigation based on the conduct of the business prior to our initial public offering and future losses on identified loss contracts in excess of our $29.2 million loss contract reserves as of April 30, 2000. This indemnification obligation does not apply to losses contemplated by the existing reserve and is subject to a $14.6 million limit. In addition, Deluxe's indemnification does not apply to any contract that was not in a loss position as of April 30, 2000 and so if any of these profitable contracts were to become unprofitable, no indemnification would be available. Our loss contract reserves are based on estimates of the future performance of identified contracts, and the estimated results may not be realized. As a result, we may incur losses beyond our current reserves and Deluxe's indemnification. For example, a reduction in the number of welfare recipients below our current expectations could increase our projected future losses. These excess losses would be recognized in future periods and decrease our earnings for those future periods.

WE FACE TERMINATION AND COMPLIANCE RISKS WITH RESPECT TO OUR GOVERNMENT
CONTRACTS.

All of our government contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized 8.6% of our net sales in the second quarter of 2001 pursuant to contracts of this type. If a government contract is so terminated, the contractor generally is entitled to receive compensation only for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines.

There may be a continuing decline in the revenues of the government services segment, as existing contracts expire. Our Medicaid eligibility verification contract with the state of New York expires at the end of October 2001 and the minimum annual revenue from this contract is $11.3 million. New York has the option to extend the contract on a month-to-month basis through April 2002. There can be no assurance that New York will exercise any of its extension options.

OUR GOVERNMENT SERVICES BUSINESS COULD BE HARMED BY COST OVERRUNS ON FIXED-PRICE CONTRACTS.

In the second quarter of 2001, approximately 8.6% of our net sales were derived from fixed-price, variable volume contracts of our government services business. Under these contracts, we agree to perform services for an agreed unit price and we bear the entire risk of cost overruns and changing volumes. If we do not successfully manage these project and contract risks or if our original contract estimates turn out to be inaccurate, we could suffer cost overruns and penalties and our reputation and results of operations could be harmed. We recorded charges of $40.9 million, $8.7 million and $9.7 million in 1998, 1999 and 2000, respectively, as a result of these risks. We cannot assure you that we will not incur additional charges of this type or that the indemnification Deluxe has agreed to provide us with respect to our existing contracts will be sufficient.

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

Third parties may assert infringement claims against us in the future. In particular, there has been a substantial increase in the issuance of business process patents, which may have broad commercial implications. Claims for infringement of all types of patents are becoming an increasing source of litigation. If we become subject to an infringement claim, we may be required to modify our products, services and technologies or obtain a license to permit our continued use of those rights. We may not be able to do either of these things in a timely manner or upon reasonable terms and conditions. Failure to do so could seriously harm our business and operating results. In addition, future litigation relating to infringement claims could result in substantial costs to us and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from using some of our products, services or technologies.

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

Deluxe generally has sole authority to respond to and conduct all tax proceedings and tax audits relating to our operations prior to the Spin-Off and to file all related returns on our behalf. Our tax sharing agreement with Deluxe also determines the amount of our liability to, or entitlement to payment from, Deluxe with regard to taxes and tax refunds for these periods. This arrangement may result in conflicts between Deluxe and us. Under the tax-sharing agreement, Deluxe may choose to contest, compromise or settle any adjustment or deficiency proposed by the relevant taxing authority in a manner that may be beneficial to Deluxe and detrimental to us.

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW AND TAX CONSIDERATIONS RELATED TO THE SPIN-OFF MAY DELAY OR PREVENT A CHANGE IN CONTROL.

Provisions of our certificate of incorporation and bylaws and Delaware law may delay or prevent a change in control of the Company that you may consider favorable. These provisions include the following:

          -    no cumulative voting by stockholders for directors;

          -    a classified board of directors with three-year staggered terms;

          - the ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies;

          - the ability of our board to issue preferred stock, without stockholder approval, with rights and preferences that may be superior to our common stock;

          -    the ability of our board to amend the bylaws;

          -    a prohibition of stockholder action by written consent;

          - advance notice requirements for stockholder proposals and for nominating candidates to our board;

          - restrictions under Delaware law on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock; and

          - a requirement that 66-2/3% of our stockholders and 66-2/3% of our directors approve certain corporate transactions, including mergers and consolidations, sales of assets or amendments to our certificate of incorporation.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        The following exhibits are filed as part of this report:


Exhibit No.                   Description                                             Method of Filing
-----------                   -----------                                             ----------------
       2.1     Initial Public Offering and Distribution Agreement, dated as of              *
               March 31, 2000, by and between Deluxe and eFunds (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form
               S-1 (the "S-1") filed by the Company with the Securities and
               Exchange Commission (the "Commission") on April 4,2000,
               Registration No. 333-33992).

       3.1     Amended and Restated Certificate of Incorporation (incorporated              *
               by reference to Exhibit 3.1 to the S-1)

       3.2     Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)                 *

       4.1     Form of common stock certificate (incorporated by reference to               *
               Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 ("Amendment No. 1"),
               Registration No. 333-33992)

       4.2     Form of Rights Agreement by and between the Company and Rights               *
               Agent, (incorporated by reference to Exhibit 4.2 to Amendment No.
               1)

       4.3     Certificate of Designation of Series A Participating Preferred               *
               Stock (incorporated by reference to Exhibit 4.3 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30,
               2000)

       10.3    eFunds Corporation Employee Stock Purchase Plan (as amended April       Filed herewith
               19, 2001)



*Incorporated by reference

(b)        Reports on Form 8-K:
      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         eFunds Corporation
                                         (Registrant)


Date: August 10, 2001                     /s/ J. A. Blanchard III
                                          _____________________________________
                                          J. A. Blanchard III,
                                          Chief Executive Officer and Chairman
                                          (Principal Executive Officer)



Date: August 10, 2001                     /s/ Paul H. Bristow
                                          _____________________________________
                                          Paul H. Bristow
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

INDEX TO EXHIBITS

   Exhibit No.                Description                                                Page Number
  ------------                -----------                                                -----------
      10.3     eFunds Corporation Employee Stock Purchase Plan (as amended April
               19, 2001)