Form 10-Q
period 2001-09-30
EFUNDS CORP
filed 2001-11-14
CIK 1109190

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____
                         Commission File Number 0-30791

                               eFunds Corporation
             (Exact name of registrant as specified in its charter)

           Delaware                                      39-1506286
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

       Gainey Center II, Suite 300
       8501 North Scottsdale Road
          Scottsdale, Arizona                              85253
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 480-629-7700

                          7272 East Indian School Road
                              Scottsdale, AZ 85251
          (Former name or former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No

The number of shares outstanding of the registrant's common stock, par value $.01 per share, at October 31, 2001 was 46,372,207.

                          PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                       eFunds CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30,
                                                                                    2001           December 31,
                                                                                 (unaudited)          2000
                                                                                  ---------         ---------
 (dollars in thousands)
Current Assets
  Cash and cash equivalents ..............................................        $  85,865         $  78,731
  Time deposit subject to compensating balance arrangement ...............            1,500            10,000
  Restricted cash ........................................................           22,288             3,787
  Accounts receivable - net ..............................................          100,873            57,825
  Deferred income taxes ..................................................           12,589            12,589
  Prepaid expenses and other current assets ..............................            8,505             7,111
                                                                                  ---------         ---------
    Total current assets .................................................          231,620           170,043
                                                                                  ---------         ---------
Property and equipment - net .............................................           71,733            77,355
Long-term investments ....................................................           18,104            18,500
Restricted cash ..........................................................               --            27,734
Intangibles
  Goodwill - net .........................................................           40,089            43,019
  Software - net .........................................................           35,368            33,150
  Other intangible assets - net ..........................................           13,323            15,004
                                                                                  ---------         ---------
    Total intangibles - net ..............................................           88,780            91,173
                                                                                  ---------         ---------
Other non-current assets .................................................            8,023             3,302
                                                                                  ---------         ---------
        Total non-current assets .........................................          186,640           218,064
                                                                                  ---------         ---------
         Total assets ....................................................        $ 418,260         $ 388,107
                                                                                  =========         =========
Current Liabilities

  Accounts payable .......................................................        $  25,119         $  29,163
  Accrued liabilities
    Accrued compensation and employee benefits ...........................           18,070            18,703
    Accrued contract losses ..............................................           15,546            22,247
    Other ................................................................           32,927            20,953
  Borrowings on line of credit ...........................................               --             5,303
  Long-term debt due within one year .....................................            2,164             2,100
                                                                                  ---------         ---------
    Total current liabilities ............................................           93,826            98,469
Long-term debt ...........................................................              520             2,244
Other long-term liabilities ..............................................               30                74
Commitments and contingencies (Notes 4, 5, 7 and 11)
Stockholders' equity
  Preferred stock $.01 par value; 100,000,000 shares authorized; no shares
    issued and outstanding ...............................................               --                --
  Common stock $.01 par value (authorized: 250,000,000 shares; issued and outstanding: 46,322,554 shares at September 30, 2001 and 45,500,000 at
     December 31, 2000) ..................................................              463               455
  Additional paid-in capital .............................................          402,661           391,699
  Accumulated deficit ....................................................          (77,184)         (103,233)
  Accumulated other comprehensive loss ...................................           (2,056)           (1,601)
                                                                                  ---------         ---------
    Stockholders' equity .................................................          323,884           287,320
                                                                                  ---------         ---------
      Total liabilities and stockholders' equity .........................        $ 418,260         $ 388,107
                                                                                  =========         =========

See Notes to Unaudited Consolidated Financial Statements
                       eFunds CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Quarter Ended                     Nine Months Ended
                                                                      September 30,                       September 30,
                                                              ---------------------------         ---------------------------
(dollars and shares in thousands,
  except per share amounts)                                      2001             2000               2001              2000
                                                              ---------         ---------         ---------         ---------
Net Revenue ..........................................        $ 135,353         $ 104,003         $ 388,050         $ 305,228
                                                              ---------         ---------         ---------         ---------
  Cost of revenue, excluding loss contract and
    asset impairment charges .........................           79,746            63,475           236,928           181,672
  Loss contract and asset impairment charges/(credits)           (2,500)               --            (2,500)            9,700
                                                                                ---------         ---------         ---------
    Total cost of revenue ............................           77,246            63,475           234,428           191,372
                                                              ---------         ---------         ---------         ---------
Gross Margin .........................................           58,107            40,528           153,622           113,856
                                                              ---------         ---------         ---------         ---------
  Selling, general and administrative expense ........           37,630            34,149           113,440           110,342
                                                              ---------         ---------         ---------         ---------
  Income from operations .............................           20,477             6,379            40,182             3,514
 Other Income (Expense)

  Interest expense ...................................              (99)             (465)             (598)           (2,260)
  Interest and other income ..........................                2               960               799               985
                                                              ---------         ---------         ---------         ---------
Income before income taxes ...........................           20,380             6,874            40,383             2,239
Provision for income taxes ...........................           (7,133)           (2,987)          (14,334)           (1,702)
                                                              ---------         ---------         ---------         ---------
Net income ...........................................        $  13,247         $   3,887         $  26,049         $     537
                                                              =========         =========         =========         =========
  Weighted average shares outstanding ................           46,248            45,500            45,850            41,847
                                                              =========         =========         =========         =========
  Weighted average shares and potential dilutive
    shares outstanding ...............................           48,030            45,500            47,525            41,847
                                                              =========         =========         =========         =========
Net income per share - basic .........................        $    0.29         $    0.09         $    0.57         $    0.01
                                                              =========         =========         =========         =========
Net income per share - diluted .......................        $    0.28         $    0.09         $    0.55         $    0.01
                                                              =========         =========         =========         =========

See Notes to Unaudited Consolidated Financial Statements
                       eFUNDS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                             ---------------------------
                                                                               2001               2000
                                                                             --------           --------
(dollars in thousands)
Cash Flows from Operating Activities
  Net income ......................................................          $ 26,049           $    537
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation ................................................            13,979              8,910
      Amortization of intangibles .................................            16,361             12,242
      Loss on disposals of property and equipment .................               268                 91
      Equity in loss of investee ..................................               525                 --
      Deferred income taxes .......................................               (44)            (3,347)
      Changes in assets and liabilities
            Restricted cash .......................................             9,233               (382)
            Accounts receivable ...................................           (43,048)           (13,243)
            Accounts payable ......................................            (4,046)            12,682
            Income taxes receivable/payable .......................            10,774             12,436
            Accrued contract losses ...............................            (6,702)             5,859
            Other assets and liabilities ..........................            (4,078)            (3,943)
                                                                             --------           --------
                    Net cash provided by operating activities .....            19,271             31,842
                                                                             --------           --------
Cash Flows from Investing Activities

  Capital expenditures ............................................           (22,327)           (27,935)
  Cash paid for investments .......................................            (1,129)           (20,000)
  Investment in time deposit to establish loan guarantee collateral             8,500            (10,000)
  Other ...........................................................                --                674
                                                                                                --------
                Net cash used in investing activities .............           (14,956)           (57,261)
                                                                             --------           --------
Cash Flows from Financing Activities

  Net borrowings (repayments) on line of credit ...................            (5,303)             9,491
  Payments on long-term debt ......................................            (1,658)            (1,511)
  Proceeds from exercise of stock options .........................             9,780                 --
  Proceeds from initial public offering ...........................                --             64,459
  Capital contributions by Deluxe .................................                --             23,905
  Dividends paid to Deluxe ........................................                --            (13,800)
  Other ...........................................................                --                  4
                Net cash provided by financing activities .........             2,819             82,548
                                                                             --------           --------
Adjustment for lag in financial reporting (Note 9) ................                --             (4,127)

Net increase in cash and cash equivalents .........................             7,134             53,002
Cash and cash equivalents at beginning of period ..................            78,731             35,849
                                                                             --------           --------
Cash and cash equivalents at end of period ........................          $ 85,865           $ 88,851
                                                                             ========           ========

See Notes to Unaudited Consolidated Financial Statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The consolidated balance sheet as of September 30, 2001, the consolidated statements of operations for the quarters and nine month periods ended September 30, 2001 and 2000 and the consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements are included. Other than those discussed in the notes below, such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The consolidated financial statements and notes are presented in accordance with instructions for Form 10-Q and do not contain certain information included in the Company's annual consolidated financial statements and notes. The consolidated financial statements and notes appearing in this report should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Deluxe has been, and is expected to continue to be, a significant client of the Company. Beginning in 2000, the Company's services to Deluxe were formalized into a five-year software development and business process outsourcing agreement. If Deluxe fails to spend a minimum of $43 million for software development services under this agreement in any year, it will be obligated to make payments for a portion of the Company's fees based on estimates of the Company's lost profits. This agreement also calls for the Company to provide business process management services, including accounts receivable, accounts payable and other general accounting and data entry services to Deluxe. Deluxe's annual minimum spending target for business process management services ranges from $8.1 million in 2000 to $4.2 million in 2004. The provision of services by the Company under this agreement is non-exclusive, and Deluxe may contract with any third party for the provision of professional services. Revenue from Deluxe for software development and business process outsourcing services was $9.3 million and $13.6 million for the third quarters of 2001 and 2000, respectively, and $35.8 million and $44.1 million for the nine-month periods ended September 30, 2001 and 2000, respectively.

     Deluxe contributed the ownership of various subsidiaries and certain assets and liabilities of business operations (the Transferred Businesses) to the Company on March 31, 2000. As the Company and the Transferred Businesses were under common control the accompanying consolidated financial statements have been retroactively restated to reflect the historical consolidated results of operations and cash flows through March 31, 2000 as if the contribution of the Transferred Businesses described above had occurred and the Company and the Transferred Businesses had been operating as a stand-alone business throughout the periods presented on an "as-if-pooled" basis.

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

3. The Company's total comprehensive income for the quarters ended September 30, 2001 and 2000 was $13.1 million and $3.6 million, respectively. Total comprehensive income (loss) for the nine months ended September 30, 2001 and 2000 was $25.6 million and $(0.5), million respectively. The Company's total comprehensive income consists of net income and foreign currency translation adjustments.

4. In March 2000, the Company paid cash of $20.0 million for an approximate 24% interest in Access Cash International, L.L.C. (ACI). ACI provides automated teller machine (ATM) deployment and management services. This investment is being accounted for under the equity method of accounting and is included in long-term investments in the Company's consolidated balance sheet. The difference of $20 million between the carrying value of the investment and the underlying equity in the net assets of ACI is being accounted for in the same manner as goodwill and is being amortized over 15 years and is included in the Company's consolidated financial statements in interest and other income (expense) along with the Company's share of ACI's losses. The carrying value of this investment is $17.0 million at September 30, 2001.

     The Company has agreed to make up to $35 million of cash available for supplying ATMs managed by ACI and had supplied $20.5 million of cash for this purpose as of September 30, 2001. This cash is classified as short-term restricted cash in the accompanying balance sheet. The Company has agreed to guarantee up to $3.0 million (Canadian) face value of equipment leases for ACI's Canadian customers and through September 30, 2001, the Company has guaranteed lease payments amounting to $1.2 million. Through September 30, 2001, the Company has not been required to make any payments pursuant to these guarantees.

     In September 2000, the Company entered into an ATM deployment and management agreement with ACI under which the Company receives fees paid by customers utilizing ATMs deployed by it and interchange fees from their banks. ACI manages this network of ATMs in exchange for a management fee determined by reference to the number of ATMs deployed.

     In June 2001, the Company and ACI amended the ATM deployment and management agreement to provide that the Company will manage ACI's sales of ATM devices and customer maintenance and will receive the ongoing revenues from these activities. In return, the Company will pay ACI a fixed monthly fee to support these services. ACI also paid a one-time fee to the Company as part of a settlement of certain disputes that had arisen under the deployment agreement. The deployment and management agreement, as amended, was also extended until at least March 31, 2002.

     On September 24, 2001 the Company announced that it reached an agreement to acquire the remaining equity interests in ACI for a purchase price of approximately $43.9 million. The acquisition closed on October 10, 2001 at which time $39.6 million of the purchase price was paid in cash. Payment of the balance of the purchase price of $4.3 million is subject to the satisfaction of certain post-closing conditions. ACI became a wholly owned subsidiary of the Company on the closing date and the ATM Deployment and Management Agreement was of no further effect.

5. The Company has incurred significant losses relating to its government services business in prior periods. A roll-forward of the Company's loss reserve for government services contracts is as follows:

                                                          2001               2000
                                                        --------           --------
     (dollars in thousands):
     Balance, beginning of year ..............          $ 22,247           $ 20,599
     Provision for contract losses ...........                --                 --
     Reversal of provision for contract losses                --                 --
     Charges to reserve ......................              (785)            (1,057)
                                                        --------           --------
     Balance at March 31 .....................          $ 21,462           $ 19,542
     Provision for contract losses ...........                --             12,200
     Reversal of provision for contract losses                --             (2,500)
     Charges to reserve ......................            (1,634)            (1,508)
                                                        --------           --------
     Balance at June 30 ......................          $ 19,828           $ 27,734
     Provision for contract losses ...........             1,295                 --
     Reversal of provision for contract losses            (3,795)                --
     Charges to reserve ......................            (1,782)            (1,275)
                                                        --------           --------
     Balance at September 30 .................          $ 15,546           $ 26,459
                                                        ========           ========

     Deluxe has agreed to indemnify the Company for certain future losses arising from litigation based on the conduct of the government services business prior to the IPO as well as incremental future losses on contracts of the government services segment which were in a loss position at April 30, 2000 to the extent such losses exceed the estimates underlying the $29.2 million loss reserve at April 30, 2000. The Company plans to record any amounts received from Deluxe under the indemnification agreement as a reduction of expense when, and if, any additional contract or litigation losses are recognized. Deluxe's total indemnification obligations to the Company are limited to $14.6 million. No such indemnification obligations have arisen through September 30, 2001.

6. The Company's consolidated balance sheets reflect restructuring accruals of $2.9 million and $0.4 million as of September 30, 2001 and December 31, 2000, respectively, for employee severance and other costs. During the first quarter of 2001, restructuring accruals of $3.2 million were recorded relating to the planned closure of the Company's operations in Bothell, Washington. These new restructuring charges are reflected in selling, general and administrative (SG&A) expenses in the consolidated statement of operations.

     The following table summarizes the change in the Company's restructuring accruals for the nine months ended September 30, 2001:

                                             Number
                                          of employees
                                            affected           Amount
                                            -------           -------
     (dollars in thousands):
     Balance, December 31, 2000 ..                9           $   378
     Severance paid ..............               (7)             (177)
     Adjustments .................               --               (40)
     Provision for restructuring .              224             3,200
                                            -------           -------
     Balance, March 31, 2001 .....              226           $ 3,361
                                            -------           -------
     Severance paid ..............               (2)             (144)
     Adjustments .................               (1)             (100)
     Provision for restructuring .               --                --
                                            -------           -------
     Balance, June 30, 2001 ......              223           $ 3,117
                                            -------           -------
     Severance paid ..............              (12)             (177)
     Adjustments .................               --                --
     Provisions for restructuring                --                --
                                            -------           -------
     Balance at September 30, 2001              211           $ 2,940
                                            =======           =======

7. On December 29, 2000, the Company secured a $15.0 million revolving credit facility with a term of nine months. Although the Company did not borrow any funds under this facility through its expiration in September 2001, it had posted an irrevocable standby letter of credit in the amount of $4.0 million to guarantee its performance under a government services contract with the state of New York. In September 2001, the Company obtained a replacement revolving credit facility in the amount of $20.0 million with a new lender. The new lender reissued the letter of credit in favor of the state of New York and, accordingly, the Company's borrowing capacity under the new facility was reduced to $16.0 million. Loans under the new facility will bear interest at either the applicable prime rate or the LIBOR rate plus a margin with such margin determined by reference to the Company's leverage ratio as defined in the loan documents. The facility is guaranteed by certain of the Company's subsidiaries and requires the Company to comply with certain financial and non-financial covenants. The Company is currently in compliance with all of these requirements. This facility has a term of one year.

     The Company's India operations had a $10.0 million credit facility, denominated in Indian rupees, available at the lender's prime interest rate. Borrowings under this facility are due on demand. In March 2001, the Company repaid the outstanding balance of this facility and $8.5 million of a $10.0 million time deposit account maintained by the Company to support its guaranty was returned to the Company. The Company subsequently requested that the amount available for borrowing under the facility be reduced to $1.5 million. The Company now uses the facility primarily for the purpose of issuing letters of credit in the ordinary course of business. At September 30, 2001 the aggregate value of outstanding letters of credit amounted to $1.0 million. These letters of credit are collateralized by the remaining $1.5 million time deposit account maintained with the issuer. This facility matures on September 30, 2002. The average amount drawn on this credit facility during the first quarter of 2001 was $5.3 million at a weighted average interest rate of 15.5%. The Company did not borrow against this credit facility during the third quarter of 2001. The average amount drawn on this line during 2000 was $4.5 million at a weighted average interest rate of 15.4%.

8. The Company has organized its business units into two operating segments based on the nature of the customers served by each segment. These segments are payment systems and services and government services. The payment systems and services segment provides the financial services and retail industries with a comprehensive suite of payment management and decision support products as well as related information technology consulting, software development and business process outsourcing services and ATM deployment and management services. The government services segment provides online electronic benefit transfer (EBT) services under entitlement programs on behalf of state and local governments and Medicaid eligibility verification services. The Company previously organized its business units into three segments. Prior periods have been restated to conform to the current period presentation.

     The Company's segments operate primarily in the United States. The payment systems and services segment also has international operations. No single customer of the Company accounted for more than 10% of total net revenue for the three and nine-month periods ended September 30, 2001. No single customer of the Company other than Deluxe accounted for more than 10% of total net revenues for the three and nine months ended September 30, 2000. Deluxe accounted for 13.1 and 14.5%, respectively, of the Company's total net revenue in these periods.

     The accounting policies of the segments are the same as those described in
     Note 2 to the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K. In evaluating segment performance, management focuses on income from operations. The income from operations measurement utilized by management excludes special charges and credits (e.g., restructuring charges, asset impairment charges, certain one-time charges that management believes are not reflective of on-going operations, etc.). Special credits in the third quarter of 2001 resulted from a $2.5 million net reduction in the Company's reserve for future losses on certain EBT contracts. Special charges in the first quarter of 2001 consisted of $3.2 million related to the closure of the Company's operations in Bothell, Washington. Special charges in the second quarter of 2000 consisted of $9.7 million for losses on certain EBT contracts and $2.9 million for costs related to the Company's separation from Deluxe. Special charges in the third quarter of 2000 consisted of $1.3 million related to the Company's separation from Deluxe. The charges and credits on the EBT contracts were recorded in cost of revenue in the government services segment. The costs related to the closure of the Bothell operations and the separation from Deluxe were charged to selling general and administrative expenses in the payment systems and services segment.

                                                          Quarter Ended September 30, 2001
                                                          --------------------------------
                                                     Payment
                                                   systems and        Government           Total
                                                     services          services        Consolidated
                                                     --------          --------        ------------
 (dollars in thousands)
 Total net revenues .......................          $124,193          $ 11,160          $135,353
 Gross margin excluding special credits ...            50,461             5,146            55,607
 Operating income excluding special credits            13,596             4,381            17,977
 Net special credits ......................                --             2,500             2,500
 Gross margin including special credits ...            50,461             7,646            58,107
 Operating income including special credits            13,596             6,881            20,477
 Depreciation and amortization expense ....            10,266                --            10,266
 Segment assets ...........................           398,196            20,064           418,260
 Capital purchases ........................             8,019                --             8,019

                                                                 Quarter Ended September 30, 2000
                                                                 --------------------------------
                                                             Payment
                                                           systems and          Government            Total
                                                             services            services         Consolidated
                                                             --------            --------         ------------
(dollars in thousands)
 Total net revenues ..............................         $  92,760          $  11,243         $ 104,003
 Gross margin excluding special charges ..........            37,133              3,395            40,528
 Operating income excluding special charges ......             5,370              2,347             7,717
 Special charges .................................            (1,338)                --            (1,338)
 Gross margin including special charges ..........            37,133              3,395            40,528
 Operating income (loss) including special charges             4,032              2,347             6,379
 Depreciation and amortization expense ...........             7,719                 --             7,719
 Segment assets ..................................           376,927             29,626           406,553
 Capital purchases ...............................            11,912                 --            11,912


                                                             Nine Months Ended September 30, 2001
                                                             ------------------------------------
                                                      Payment
                                                    systems and          Government            Total
                                                      services            services         Consolidated
                                                      --------            --------         ------------
(dollars in thousands)
Total net revenues .........................          $ 355,078           $  32,972          $ 388,050
Gross margin excluding net special items ...            138,224              12,898            151,122
Operating income excluding net special items             30,482              10,400             40,882
Net special items ..........................             (3,200)              2,500               (700)
Gross margin including net special items ...            138,224              15,398            153,622
Operating income including net special items             27,282              12,900             40,182
Depreciation and amortization expense ......             30,340                  --             30,340
Capital purchases ..........................             22,327                  --             22,327


                                                                  Nine Months Ended September 30, 2000
                                                                  ------------------------------------
                                                            Payment
                                                          systems and         Government             Total
                                                            services           services          Consolidated
                                                            --------           --------          ------------
(dollars in thousands)
Total net revenues ..............................          $ 271,207           $  34,021           $ 305,228
Gross margin excluding special charges ..........            113,400              10,156             123,556
Operating income excluding special charges ......             11,215               6,211              17,426
Special charges .................................             (4,212)             (9,700)            (13,912)
Gross margin including special charges ..........            113,400                 456             113,856
Operating income (loss) including special charges              7,003              (3,489)              3,514
Depreciation and amortization expense ...........             21,152                  --              21,152
Capital purchases ...............................             27,935                  --              27,935

Revenues are attributed to geographic areas based on the location of the assets and employees producing the revenues. The Company's operations by geographic area are as follows (in thousands):

                            Total Net Sales to External Customers                Property and Equipment
                    -----------------------------------------------------       -----------------------
                         Quarter Ended                Nine Months Ended
                         September 30,                  September 30,                September 30,
                    -----------------------       -----------------------       -----------------------
                      2001           2000           2001           2000           2001           2000
                    --------       --------       --------       --------       --------       --------
United
  States ....       $126,219       $ 97,398       $358,311       $285,922       $ 61,640       $ 65,633
United
  Kingdom ...          3,393          4,254         12,736         12,650          1,777          1,965
India .......          5,741          2,351         17,003          6,656          8,288          4,850
Other foreign
  countries .             --             --             --             --             28             37
                    --------       --------       --------       --------       --------       --------
Total .......       $135,353       $104,003       $388,050       $305,228       $ 71,733       $ 72,485
                    ========       ========       ========       ========       ========       ========

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

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets that will become effective for the Company on January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is assessing the total impact the foregoing requirements will have on its consolidated balance sheet and statement of operations. Goodwill amortization for the third quarter of 2001 and the first nine months of 2001 amounted to approximately $1.0 million and $3.0 million, respectively.

     In October 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for 2002 and generally is to be applied prospectively. The implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

11. In connection with the Company's EBT and collection activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to contracts or state requirements. The aggregate amount of bonds outstanding for this purpose at September 30, 2001 was $9.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW: We provide transaction processing and ATM outsourcing services, decision support and risk management products as well as related information technology consulting and business process management services to financial institutions, retailers, electronic funds transfer networks, e-commerce providers and government agencies. Our payment system and services segment offers all of our products and services to all of our customers other than government agencies. Our government services segment provides online electronic transfer of benefits (EBT) under entitlement programs on behalf of state and local governments and Medicaid eligibility verification services. We operate primarily in the United States, although our payment systems and services segment has international operations. We previously organized our business into three segments. Prior period segment data have been restated to conform to the current period presentation.

Our consolidated financial statements have been prepared using the historical results of operations and historical bases of the assets and liabilities of the former Deluxe businesses that comprise our Company. The consolidated financial statements for the first and second quarters of 2000 also include allocations to us of certain liabilities and expenses, including profit sharing and other employee benefits; information technology services; facility costs; and other Deluxe administrative services costs. The expense allocations were determined on bases that both Deluxe and we considered to be a reasonable reflection of the utilization of the services provided to us or the benefit received by us. The expense allocation methods were based on number of employees, transaction processing costs, square footage and relative sales.

The financial information presented in this report may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for all periods presented, nor is it indicative of our future financial position, results of operations or cash flows.

RESULTS OF OPERATIONS - QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000.

The following table presents, for the periods indicated, the relative composition of net revenues and selected statements of operations data as a percentage of net revenues:

                                                                      Quarter Ended             Nine Months Ended
                                                                      September 30,               September 30,
                                                                   -------------------         -------------------
                                                                   2001          2000          2001           2000
                                                                   -----         -----         -----         -----
Net revenue
  Payment systems and services .............................        91.8%         89.2%         91.5%         88.9%
  Government services ......................................         8.2          10.8           8.5          11.1
                                                                   -----         -----         -----         -----
    Total net revenues .....................................       100.0         100.0         100.0         100.0
                                                                   -----         -----         -----         -----

Cost of revenue
  Payment systems and services .............................        54.5          53.5          55.9          51.7
  Government services
   Cost of revenue excluding loss contract charges/(credits)         4.4           7.5           5.1           7.8
    Loss contract and asset impairment charges/(credits) ...        (1.8)           --          (0.6)          3.2
                                                                   -----         -----         -----         -----
      Total cost of revenue ................................        57.1          61.0          60.4          62.7
                                                                   -----         -----         -----         -----

Gross margin ...............................................        42.9          39.0          39.6          37.3
                                                                   -----         -----         -----         -----

Selling, general and administrative expense ................        27.8          32.9          29.2          36.1
                                                                   -----         -----         -----         -----

Income from operations .....................................        15.1           6.1          10.4           1.2
                                                                   -----         -----         -----         -----

Other income (expense)
  Interest expense .........................................        (0.1)         (0.4)         (0.2)         (0.7)
  Interest and other income (expense) ......................         0.0           0.9           0.2           0.3
                                                                   -----         -----         -----         -----

Income before income taxes .................................        15.0           6.6          10.4           0.8

Provision for income taxes .................................        (5.2)         (2.9)         (3.7)         (0.6)
                                                                   -----         -----         -----         -----

Net income .................................................         9.8%          3.7%          6.7%          0.2%
                                                                   =====         =====         =====         =====

NET REVENUE - Net revenue increased $31.4 million, or 30.2%, to $135.4 million in the third quarter of 2001 from $104.0 million in the third quarter of 2000. Net revenue increased $82.9 million, or 27.2%, to $388.1 million for the first nine months of 2001 from $305.2 million in the first nine months of 2000.

Payment systems and services net revenue increased $31.4 million, or 33.8%, to $124.2 million in the third quarter of 2001 from $92.8 million in the third quarter of 2000. Net revenue of this segment increased $83.9 million, or 30.9%, to $355.1 million for the first nine months of 2001 from $271.2 million in the first nine months of 2000.

The primary drivers of our revenue growth for the third quarter of 2001 were the licensing of our EFT software to Concord EFS, which represents our largest software licensing transaction to date, the ATM management and deployment agreement with ACI that we entered into in September 2000 and the contract with West Corporation under which we commenced operations in the fourth quarter of 2000. These factors, as well as, to a lesser degree, increased transaction processing volumes from existing customers, increased sales of products and services based on our DebitBureau(R) database as well as increased usage of our debit account opening products also contributed to our revenue growth over the comparable nine month period in 2000. The revenue increases for the quarter and the nine months ended September 30, 2001 were somewhat offset by a decrease in revenue from the Company's check authorization business over the comparable periods in the prior year resulting from customer losses through industry consolidation, bankruptcies and pricing concessions associated with the execution of longer term contracts and a decrease in revenue earned from Deluxe.

Concord EFS has notified us that it intends to terminate its processing agreement with us for the STAR debit network and to perform this processing at its own data centers. As part of the transition of this activity, Concord EFS licensed our EFT software and contracted for the long-term maintenance thereof and for professional services support to assist in the migration effort. This transition is currently scheduled to be completed by the fourth quarter of 2002. Concord EFS will pay us fixed monthly fees for the processing we perform for the STAR network during the transition period and we expect to see the revenues from this relationship decline from historical levels in future periods.

Deluxe has been, and is expected to continue to be, one of our most significant customers. During the third quarter of 2001, total net revenue from Deluxe was $9.3 million, or 6.9% of our total net revenue, compared to $13.6 million, or 13.1% of our total net revenues in the third quarter of 2000. For the first three quarters of 2001, total net revenue from Deluxe was $35.8 million, or 9.2% of our total net revenue, compared to $44.1 million, or 14.5% of our total net revenue, in the first three quarters of 2000. Of the $35.8 million of revenue earned from Deluxe so far this year, $30.7 million was for software development, $4.9 million was for business process outsourcing and the remainder was for payment processing. At present, we believe Deluxe will spend approximately $41 million for software development services with us for all of 2001. This amount is $2.0 million less than the $43 million annual minimum-spending target for such services specified in our software development and outsourcing agreement with Deluxe. If Deluxe fails to meet the minimum spending target, we will be entitled to receive a payment from Deluxe for the estimated profits on the revenue shortfall as set forth in the agreement. Such shortfall payment, if any is required, is not expected to be material to the results of our operations. We expect Deluxe to spend between $7 - $8 million with us in 2001 for business process outsourcing services. Based on recent communications with Deluxe, we believe that Deluxe presently plans to purchase a sufficient amount of software development services from us in 2002 to achieve or slightly exceed the $43 million annual minimum spending target in 2002.

In June 2001, our ATM management and deployment agreement with ACI was amended so that we managed the sale of ATM devices and customer maintenance and received the revenue related to these activities. In return, we paid ACI a fixed monthly fee to support these activities. We also received a one-time fee from ACI in June 2001 as a settlement of certain disputes that had arisen under the deployment agreement. These developments also contributed to the increase in our revenue for the quarter and nine months ended September 30, 2001.

Effective October 1, 2001 we acquired (the Acquisition) the remaining equity interests in ACI for a purchase price of approximately $43.9 million, of which approximately $39.6 million was paid in cash. Payment of the balance of the purchase price of $4.3 million is subject to the satisfaction of certain post-closing conditions. As a result of the acquisition, ACI has become a wholly-owned subsidiary and its balance sheets and statements of operations will now be consolidated with ours. In addition, the ATM management and deployment agreement will be of no further effect. We do not expect that the Acquisition will have a material impact on our reported revenue this year due to the effect of the previous ATM management and deployment agreement with ACI, nor do we expect the Acquisition to have a material impact on our publicly-stated expectations regarding our fourth quarter results of operations.

ACI had been operating at a loss in prior periods. A major objective of the Acquisition is to improve its financial performance in 2002 and beyond. We expect improvement in the ACI business to come from four major sources: (i) reduced operating costs through the integration of sales, marketing, operations and facilities, (ii) the elimination of processing fees for more than 5,000 of ACI's ATMs that are currently paid by ACI to Concord EFS, USPI and Metavante by processing these transactions at our data centers, (iii) the redeployment of under-performing or idle ATMs and (iv) higher branding revenues from existing and new branding customers. We currently expect that the Acquisition will be accretive in 2002.

The Acquisition is also part of a strategy to increase our core transaction processing revenue base through the acquisition and control of ATM transactions at the point of origination. We may pursue the acquisition of the ATM portfolios of other independent ATM deployment and management companies.

Government services net revenue was approximately $11.2 million in both the third quarter of 2001 and 2000. Net revenue decreased $1.0 million, or 2.9%, to $33.0 million for the first nine months of 2001 from $34.0 million in the first nine months of 2000. The decrease in revenue for the first nine months of 2001 compared to the first nine months of 2000 was primarily due to the expiration of an electronic benefit-switching contract in the third quarter of 2000. This decline was partially offset by increased revenues from Medicaid eligibility verification services coupled with an increase in the number of cases processed. Although we continue to pursue EBT contracts where we can obtain them on a profitable basis, we expect to see a decline in the revenues of the government services segment in 2002 if our Medicaid eligibility verification contract with the state of New York expires. This contract has historically provided us approximately $11.0 million in annual revenue was previously scheduled to expire at the end of October 2001. New York has extended this agreement through April 2002, with a possibility of further extensions.

COST OF REVENUE - Cost of revenue increased $13.7 million, or 21.6%, to $77.2 million in the third quarter of 2001 from $63.5 million in third quarter of 2000. Cost of revenue increased $43.0 million, or 22.5%, to $234.4 million in the first nine months of 2001 from $191.4 million in the first nine months of 2000. As a percentage of revenue, cost of revenue was 57.1% for the third quarter of 2001 compared to 61.0% for the third quarter of 2000. For the first nine months of 2001, cost of revenue, as a percentage of revenue, was 60.4% compared to 62.7% for the first nine months of 2000. Excluding a net credit of $2.5 million and charge of $9.7 million to our reserve for future losses on certain government EBT contracts recorded in the third quarter of 2001 and the second quarter of 2000, respectively, cost of revenue as a percentage of revenue was 61.1% for the first nine months of 2001 and 59.5% for the first nine months of 2000.

Payment systems and services cost of revenue increased by $18.1 million, or 32.5%, to $73.7 million in the third quarter of 2001 from $55.6 million in the third quarter of 2000. Cost of revenue increased by $59.1 million, or 37.4%, to $216.9 million in the first nine months of 2001 from $157.8 million in the first nine months of 2000. As a percentage of segment revenue, cost of revenue was 59.4% for the third quarter of 2001 compared to 59.9% for the third quarter of 2000. For the first nine months of 2001, cost of revenue as a percentage of segment revenue was 61.1% compared to 58.2% for the first nine months of 2000.

The increase in cost of revenue in both dollar and percentage terms was driven primarily by the ATM management and deployment agreement which was entered into in September 2000 and for which the cost of revenue approximated the associated net revenue. Costs associated with the opening of the new call center in Mumbai, India also contributed to the increase in cost of revenue over both the third quarter and first nine months of last year. Additionally, cost of revenue in the payment systems and services segment has increased as a result of costs associated with the introduction of newer products and services.

Government services cost of revenue decreased $4.3 million, or 55.1%, to $3.5 million in the third quarter of 2001 from $7.8 million in the third quarter of 2000. Cost of revenue decreased $16.0 million, or 47.6%, to $17.6 million in the first nine months of 2001 from $33.6 million in the first nine months of 2000. As a percentage of segment revenue, cost of revenue was 31.3% for the third quarter of 2001 compared to 69.6% for the third quarter of 2000. For the first nine months of 2001, cost of revenue as a percentage of segment revenue was 53.3% compared to 98.9% for the first nine months of 2000.

Excluding a net credit of $2.5 million recognized in the third quarter of 2001 related to a reduction in our estimate of future losses on certain government EBT contracts, cost of revenue decreased $1.8 million or 23.1% in the third quarter of 2001 from the third quarter of 2000. Excluding this net credit, cost of revenue was 53.9% of segment revenue in the third quarter of 2001. Excluding both this net credit and a net charge of $9.7 million for future losses on certain government EBT contracts recognized in the second quarter of 2000, cost of revenue as a percentage of revenue was 60.9% for the first nine months of 2001 compared to 70.2% for the first nine months of 2000.

The reduction in cost of revenue exclusive of net special charges and credits for both the quarter and nine months ended September 30, 2001 compared to the same periods in the prior year is a reflection of continuing efforts to reduce the cost of supporting this business and a reduction in costs due to the expiration of an electronic benefit switching contract in the third quarter of 2000.

GROSS MARGIN - Gross margin increased by $17.6 million, or 43.5%, to $58.1 million in the third quarter of 2001 from $40.5 million in the third quarter of 2000. Gross margin increased by $39.7 million, or 34.9%, to $153.6 million in the first nine months of 2001 from $113.9 million in the first nine months of 2000. As a percentage of revenue, gross margin was 42.9% for the third quarter of 2001 compared to 39.0% for the third quarter of 2000. Excluding a net credit of $2.5 million related to our estimates of future losses on certain government EBT contracts, gross margin in the third quarter of 2001 was 41.1%. Excluding net credits of $2.5 million and net charges of $9.7 million related to revisions of our estimates of future losses on certain government EBT contracts recorded in the third quarter of 2001 and the second quarter of 2000, respectively, gross margin as a percentage of revenue was 38.9% for the first nine months of 2001 compared with 40.5% for the first nine months of 2000.

The increase in gross margin as a percentage of net revenue in the third quarter of 2001 over the third quarter of 2000 is primarily due to increased software sales as software is among our highest margin product lines. Historically, software sales have accounted for between 8% and 12%, of revenue and we expect a similar contribution for 2001. The new call center operation in Mumbai, India also had a positive effect on gross margins in the third quarter of 2001 compared to the third quarter of 2000. The ATM management and deployment agreement also made a slightly positive contribution to gross margin in the third quarter of 2001.

The decrease in gross margin when comparing the nine months ended September 30, 2001 to the nine months ended 2000 reflects the negative impact of the ATM management and deployment agreement which is included in our results for the full nine months of 2001 compared with only one month in 2000. The introduction of new products and services that have not yet generated sufficient revenue to contribute positively to gross margin and the underutilization of personnel allocated to our software development and business process outsourcing agreement with Deluxe also contributed to the decrease in gross margin.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES - SG&A expense increased by $3.5 million, or 10.2%, to $37.6 million in the third quarter of 2001 from $34.1 million in the third quarter of 2000. SG&A expense increased by $3.1 million, or 2.8%, to $113.4 million in the first nine months of 2001 from $110.3 million in the first nine months of 2000. As a percentage of revenue, SG&A expense was 27.8% for the third quarter of 2001 compared to 32.8% for the third quarter of 2000. For the first nine months of 2001, SG&A expense as a percentage of revenue was 29.2% compared to 36.2% for the first nine months of 2000.

Excluding a charge of $1.3 million for costs related to our separation from Deluxe, SG&A expense as a percentage of revenue was 31.6% in the third quarter of 2000. Excluding a charge of $3.2 million taken in the first quarter of 2001 primarily for severance costs related to the closure of our operations in Bothell, Washington and charges of $4.2 million taken in the second and third quarters of 2000 related to separation costs from Deluxe, SG&A expense as a percentage of revenue was 28.4% for the first nine months of 2001 compared to 34.8% for the first nine months of 2000.

The absolute increase in SG&A expense in both the third quarter and nine month periods over the comparable periods last year is primarily related to our growth, increased hosting costs associated with our DebitBureau database and costs to support the demands associated with becoming a public company. These increases were offset somewhat by lower levels of spending in 2001 for promotion and advertising.

OTHER INCOME (EXPENSE) - Other expense was $0.1 million during the third quarter of 2001 compared to other income of $0.5 million for the third quarter of 2000. For the first nine months of 2001, other income was $0.2 million compared to other expense of $1.3 million for the first nine months of 2000. Other income in 2001 includes the interest earned on cash and cash equivalents, offset by goodwill amortization related to our investment in ACI, our share of ACI's losses and interest on our India line of credit (which was repaid in March of 2001). Other expense in 2000 includes interest expense related to our intercompany balance payable to Deluxe (which was settled at the Spin-Off) and interest expense on borrowings under our India line of credit, offset by interest earned on cash and cash equivalents. The primary driver of the decrease in other expense is the absence of interest due to Deluxe on intercompany balances in 2001.

PROVISION FOR INCOME TAXES - The provision for income taxes was $7.1 million in the third quarter of 2001 compared to $3.0 million in the third quarter of 2000 resulting in effective tax rates of 35.0% and 43.4%, respectively. The effective tax rate for the first nine months of 2001 was 35.5% compared to 75.9% for the first nine months of 2000. During the third quarter of 2001, the effective tax rate for 2001 was reduced from 36.0% to 35.5%. This rate reduction was obtained as a result of recognizing the income tax benefit of certain federal net operating losses. The income tax benefit of these losses was not previously recognized. Our Indian software development and business process management operations qualify for tax incentives associated with businesses that operate within designated geographic locations. Such incentives generally provide us with exemptions from Indian tax on certain business income generated from these operations. These incentives phase out through March 2009.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION - At September 30, 2001, cash and cash equivalents were $85.9 million. We had $1.7 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients and had supplied $20.5 million in restricted cash to ATMs deployed by us and managed by ACI. We have agreed to make up to $35 million available for this purpose as of September 30, 2001. We had also agreed to guarantee up to $3.0 million (Canadian) face value of equipment leases for Canadian customers of ACI and through September 30, 2001 we guaranteed lease payments amounting to $1.2 million. No payments were made by us pursuant to this guarantee.

Our India operations had a $10.0 million credit facility, denominated in Indian rupees, available at the lender's prime interest rate. Borrowings under this facility are due on demand. We repaid the outstanding balance of the facility in March 2001 and $8.5 million of a $10.0 million time deposit account maintained to support our guaranty of this facility was returned to us. We subsequently requested that the amount available for borrowing under the facility be reduced to $1.5 million. We now use the facility primarily for the purpose of issuing letters of credit in the ordinary course of business. At September 30, 2001 the aggregate value of outstanding letters of credit amounted to approximately $1.0 million. These letters of credit are collateralized by the remaining $1.5 million time deposit account maintained with the issuer. This facility matures on September 30, 2002. The average amount drawn on this credit facility during the first quarter of 2001 was $5.3 million at a weighted average interest rate of 15.5%. The average amount drawn on this line during 2000 was $4.5 million at a weighted average interest rate of 15.4%. We did not draw on this facility during the third quarter of 2001, although we issue letters of credit in the ordinary course of business under this facility.

We obtained a $15.0 million revolving credit facility on December 29, 2000. This facility had a term of nine months and expired in September 2001. Although we did not borrow any funds under this facility through its expiration, we did post an irrevocable standby letter of credit in the amount of $4.0 million to guarantee our performance under a government services contract with the state of New York. In September 2001, we obtained a replacement revolving credit facility in the amount of $20.0 million with a new lender. The new lender reissued the letter of credit in favor of the state of New York and, accordingly, our borrowing capacity under the new facility was reduced to $16.0 million. Loans under the new facility will bear interest at either the applicable prime rate or the LIBOR rate plus a margin, with such margin determined by reference to our leverage ratio as defined in the loan documents. The facility is guaranteed by certain of our subsidiaries and requires us to comply with certain financial and non-financial covenants. We are in compliance with these covenants. This facility has a term of one year.

In connection with our EBT and collection activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to contracts or state requirements. The aggregate amount of such bonds outstanding at September 30, 2001 was $9.6 million.

The following table sets forth a summary of our cash flow activity and should be read in conjunction with our unaudited consolidated statements of cash flows:

                                                     Summary of Cash Flows
                                                        Nine Months Ended
                                                          September 30,
                                                   ---------------------------
                                                     2001               2000
                                                   --------           --------
(dollars in thousands)
Cash provided by operating activities ...          $ 19,271           $ 31,842
Cash used in investing activities .......           (14,956)           (57,261)
Cash provided by financing activities ...             2,819             82,548
Adjustment for lag in financial reporting                --             (4,127)
                                                   --------           --------
Net increase in cash and cash equivalents          $  7,134           $ 53,002
                                                   ========           ========


Cash flows from operating activities were $19.3 million and $31.8 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in operating cash flow is primarily the result of an increase in accounts receivable to $100.8 million at September 30, 2001 from $57.8 million at December 31, 2000. This increase is reflective of our revenue growth, a change in the way we process our billings to and from Deluxe Corporation and the software sale to Concord EFS near the end of the third quarter. Prior to the Spin-Off, all billing activity with Deluxe Corporation was settled through a single inter-company account. Subsequent to the Spin-Off, we send Deluxe invoices which are recorded as receivables. Excluding the Concord EFS software transaction and the effect of our change in billing methods with Deluxe, days sales in accounts receivable is comparable to where it stood at September 30, 2000.

Cash used in investing activities was $15.0 million for the nine months ended September 30, 2001. The investments primarily relate to purchases of fixed assets and expenditures for software partially offset by the return of $8.5 million of the $10.0 million that we had placed in a time deposit account as collateral to support our guarantee of our Indian credit facility. The remaining $1.5 million remains in deposit with the lender as collateral for letters of credit issued under this facility. Cash used in investing activities was $57.3 million for the nine months ended September 30, 2000 and primarily relates to the investment of $20.0 million to purchase a 24% interest in ACI, a $10.0 million investment in a time deposit to secure our India credit facility and purchases of capital assets and software investments of $27.9 million.

Cash provided from financing activities was $11.3 million for the nine months ended September 30, 2001. We used cash to repay debt of $6.9 million, including the repayment of $5.3 million outstanding under our Indian credit facility. In addition, proceeds from the exercise of stock options and shares purchased through our employee stock purchase plan provided cash of $9.8 million. Cash provided from financing activities was $82.5 million for the nine months ended September 30, 2000. We completed our IPO in June 2000, generating proceeds of $64.5 million. In addition, Deluxe provided $10.1 million to increase the capitalization of the Company in preparation for the Spin-Off and we had net borrowings of approximately $8.0 million.

The adjustment for the lag in financial reporting during December 1999 represents the net cash flows of our Indian operations. Previously, this business reported its results of operations and financial position on a one-month lag. In January 2000, this business changed its reporting period to coincide with the rest of our Company.

In October 2001, we used $39.6 million from our existing cash reserves to fund our acquisition of the remaining equity interests in ACI. We believe that cash generated from operations, borrowings under available credit facilities and the remaining net proceeds from our IPO will provide sufficient funds for our operations for the foreseeable future.

FORWARD LOOKING STATEMENTS - The Company has confirmed the Street consensus view for fourth quarter:

     - Fourth quarter basic and diluted earnings per share are projected to be approximately $0.30 and $0.29, respectively;

     -    Fourth quarter revenue is expected to approximate $140 - $145 million.

The Company's previously announced outlook for the balance of 2001 and 2002 is as follows:

     - In light of the unprecedented uncertainty of current political and economic conditions, the Company has indicated that it expects revenue growth in the range of 15 to 20 percent for 2002. The Company remains confident with revenue growth in the 20 percent range longer term, but will continue to evaluate the circumstances and provide more specific guidance for 2002 in a few months.

     - Operating income is expected to be approximately 13 to 15 percent of revenue (excluding special items).

     -    The effective tax rate is expected to be 35 percent.

     - Net income is expected to increase at least 45 percent year over year (excluding special items, but including the beneficial impact of adopting SFAS 142).

     - Capital spending is targeted at $40 to $50 million, reflecting product development and enhancement costs, customer service improvements and data center consolidation initiatives, as well as infrastructure needs to support continued growth and expansion of our ATM network.

     - The Company expects to enter 2002 with more than 86% of its 2001 revenues under long-term contracts. - Regarding the Company's revenue mix by product group, the Company expects the following mix for this year: transaction processing, 43%; risk management and decision support, 30%; and professional services, which includes all software sales, 27%. Actual performance through three quarters, including the EFT software sale to Concord EFS, is as follows: transaction processing, 44.7%; risk management & decision support 28.5%; professional services, 26.8%.

     - EFT software sales have historically accounted for 8 to 12% of total revenues. Software revenues, including the recent sale to Concord EFS, are expected to remain in the same range in 2001 and 2002.

     - The Company's projected 45% net income growth for 2002 includes approximately $4 million of benefit from SFAS 142, which is estimated to add $.08 to $.09 per share to EPS for the year. Without the SFAS benefit, net income is expected to grow approximately 33%. The currently projected 45% growth in net income is based on achieving the low end of the targeted 15-20% range of revenue growth year-over-year. The Company expects additional improvement in net income if revenues approach the higher end of this targeted revenue range.

RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which provides guidance on accounting for derivatives and hedge transactions. The statement was effective for us on January 1, 2001. This pronouncement has not had a material impact on our reported operating results or financial position.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets that will become effective for us on January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are assessing the total impact the foregoing requirements will have on our consolidated balance sheet and statement of operations. Goodwill amortization for the third quarter of 2001 and the first nine months of 2001 amounted to approximately $1.0 million and $3.0 million, respectively.

In October 2001, the FASB issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for 2002 and generally is to be applied prospectively. The implementation of this standard is not expected to have a material impact on the company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate internationally, and so are subject to potentially adverse movements in foreign currency rate changes. We have not entered into foreign exchange forward contracts to reduce our exposure to foreign currency rate changes on inter-company foreign currency denominated balance sheet positions.

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

The net offering proceedings to the Company after deducting the total expenses associated with the offering was estimated to be $64,459,370. The following table summarizes the amount of these net-offering proceeds that were used during the period from the effective date of the offering through September 30, 2001 for the purposes shown:

Infrastructure and cost savings initiatives .......................................          $18,500,000*
Product development expenditures
                                                                                              11,200,000*

Construction of plants, buildings and facilities ..................................            7,400,000*
Purchase and installation of machinery and equipment ..............................            8,600,000*
Purchases of real estate ..........................................................                    0
Acquisition of other businesses ...................................................                    0
Repayment of indebtedness .........................................................            5,303,000
Working capital ...................................................................                    0
Temporary investments (money market funds and commercial paper having a maturity of two weeks or less)
                                                                                              13,456,370
                                                                                             -----------
    Total .........................................................................          $64,459,370
                                                                                             ===========

*Estimated

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

For example, one of the larger customers of our electronic transaction processing business, the STAR network, has been purchased by one of our competitors, Concord EFS. Although we will likely continue processing for STAR through the third quarter of 2002, we expect that the revenues we receive from this relationship will decline as the migration proceeds.

OUR ACQUISITION OF ACI MAY NOT BE SUCCESSFUL.

In October 2001, we acquired the remaining equity interests in Access Cash International, L.L.C. ("ACI"), a limited liability company in which we previously held a 24% interest. ACI is the second largest independent ATM service provider in the United States, with over 8,400 owned or managed ATMs. ACI provides turnkey ATM deployment solutions, including ATM sales and management as well as branding and advertising services. ACI's revenues are received from the fees paid by consumers utilizing the deployed ATM machines and interchange fees paid by their banks and from the sale of ATMs.

In recent years, ACI has operated at a loss. Continued improvement in the future will depend upon our ability to effectively integrate ACI's operations into our organization, to efficiently manage the deployment of the ATMs and to generate additional revenues from the installed ATM base and the sale of new machines. No assurance can be given that we will be successful in these efforts. If we are not successful in our effort to improve the revenues and profitability of ACI, our future results of operations will be adversely affected. In addition, the expansion of the installed base of ATMs may require the application of increased amounts of cash to keep the machines appropriately supplied with cash for withdrawal by consumers. In addition, regulations are currently being considered regarding the application of the Americans with Disabilities Act to ATM networks. Although any regulations could result in increased opportunities for ATM sales by us, they could also require us to retire or retrofit portions of the ATM base we own. It is also possible that existing ATM networks will be exempted from any future regulations. As a result, we are unable at this time to determine whether, and to what extent, any final regulations will impact our business.

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

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our computer and telecommunications network systems and our data centers. Any significant interruptions could severely harm our business and reputation and result in a loss of revenue and customers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, unlawful acts, power loss, telecommunications failure, unauthorized entry and computer viruses. Although we have taken steps to prevent system failures, we cannot be certain that our measures will be successful and that we will not experience service interruptions. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

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

WE ARE DEPENDENT ON DELUXE FOR A SIGNIFICANT PORTION OF OUR REVENUE.

In the first nine months of 2001, net sales to Deluxe represented 9.2% of our total net revenues. On a year-over-year basis, however, total revenues from Deluxe declined by 18.8% to $35.8 million during the first three quarters of 2001 from $44.1 million in the first three quarters of 2000. Although Deluxe has established minimum spending targets of $43 million per year through March 31, 2005 for software development, maintenance and other support services from us and has indicated that it expects to purchase services from us in 2002 at approximately this level, further efforts at expense reduction by Deluxe could cause the revenues we receive from Deluxe to continue to decline. The loss of Deluxe as a customer or a material reduction in the amount of services it orders from us would materially adversely affect our future results of operations and financial condition.

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

WE DEPEND ON THE CONTINUED SERVICES OF OUR KEY OFFICERS.

Our future success depends upon the continued services of a number of key officers, including John Blanchard, our Chairman and Chief Executive Officer, Paul Bristow, our Executive Vice President and Chief Financial Officer, Dr. Nikhil Sinha, our Executive Vice President, Business Enterprise Group and Paul
W. Finch, our Executive Vice President, Global Customer Care. The loss of the technical knowledge and industry expertise of any of these officers could seriously harm our business.

OUR ATTEMPTS TO EXPAND BY MEANS OF ACQUISITIONS AND STRATEGIC ALLIANCES MAY NOT BE SUCCESSFUL.

Tax requirements related to our Spin-Off from Deluxe will restrict our ability to complete significant acquisitions through the issuance of our common stock. Further, our ability to expand in this manner, including through our acquisition of ACI, involves many risks, including:

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

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR BUSINESS.

Because we currently sell some of our products and services in Europe, Australia and South and Latin America, our business is subject to risks associated with doing business internationally. Also, we may not be successful in selling our services outside of the United States. In the first nine months of 2001, we generated approximately 7.7% of our net sales outside of the United States. Our future results could be harmed by a variety of factors, including:

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

WE MAY FACE COLLECTION RISKS ON SOME PAYMENTS.

We plan to introduce a check guarantee program pursuant to which we will purchase certain checks presented at the point of sale at a discount from their face value and assume the subsequent risk of collection. If we are unable to collect on checks at the expected rates or if the payment quality of our portfolio of returned checks deteriorates, we may incur a loss on the checks we purchase.

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

Deluxe has agreed to indemnify us for future losses arising from any litigation based on the conduct of the business prior to our initial public offering and future losses on identified loss contracts in excess of the estimates underlying our

$29.2 million loss contract reserves as of April 30, 2000. This indemnification obligation does not apply to losses contemplated by the existing reserve and is subject to a $14.6 million limit. In addition, Deluxe's indemnification does not apply to any contract that was not in a loss position as of April 30, 2000 and so if any of these profitable contracts were to become unprofitable, no indemnification would be available. Our loss contract reserves are based on estimates of the future performance of identified contracts, and the estimated results may not be realized. As a result, we may incur losses beyond our current reserves and Deluxe's indemnification. For example, a reduction in the number of welfare recipients below our current expectations could increase our projected future losses. These excess losses would be recognized in future periods and decrease our earnings for those future periods.

WE FACE TERMINATION AND COMPLIANCE RISKS WITH RESPECT TO OUR GOVERNMENT
CONTRACTS.

All of our government contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized 8.2% of our net sales in the third quarter of 2001 pursuant to contracts of this type. If a government contract is so terminated, the contractor generally is entitled to receive compensation only for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines.

There may be a continuing decline in the revenues of the government services segment, as existing contracts expire. Our Medicaid eligibility verification contract with the state of New York has been extended through April 2002. The minimum annual revenue from this contract is $11.3 million. New York has the option to further extend this contract on a month-to-month basis after April 2002. There can be no assurance that New York will exercise any of its extension options.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

Exhibit No.                                         Description                                     Method of Filing
-----------                                         -----------                                     ----------------
     2.1            Interest Purchase Agreement, dated as of August 31, 2001 by and between                 *
                    eFunds Corporation and ATM Holding, Inc. (incorporated by
                    reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange
                    Commission (the "Commission") on October 24, 2001)

      3.1           Amended and Restated Certificate of Incorporation (incorporated by                      *
                    reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the
                    "S-1") filed by the Company with the Commission on April 4, 2000,
                    Registration No. 333-33992).

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

     10.4           Change in Control Agreement between the Company and Paul W. Finch.               Filed herewith


*Incorporated by reference

(b) Reports on Form 8-K:
    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            eFunds Corporation
                                            (Registrant)


Date: November 12, 2001                     /s/ J. A. Blanchard III
                                            J. A. Blanchard III,
                                            Chief Executive Officer and Chairman
                                            (Principal Executive Officer)



Date:November 12, 2001                      /s/ Paul H. Bristow
                                            Paul H. Bristow
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

INDEX TO EXHIBITS

 Exhibit No.                                   Description                                          Page Number
 -----------                                   -----------                                          -----------
     10.4             Change in Control Agreement between the Company and Paul W. Finch.