Form 10-Q/A
period 2001-06-30
EFUNDS CORP
filed 2002-03-06
CIK 1109190

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1


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

This Form 10-Q/A-1 is filed to amend the Form 10-Q for June 30, 2001 to include restated financial statements as discussed in note 12 to the consolidated financial statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                       EFUNDS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,      December 31,
(dollars in thousand)                                                             2001               2000
                                                                               (unaudited)
                                                                                ---------      -----------
                                                                                (restated
                                                                                 See note 12)
Current Assets
  Cash and cash equivalents ..............................................      $  80,320       $  78,731
  Time deposit subject to compensating balance arrangement ...............          1,500          10,000
  Restricted custodial cash ..............................................          5,355           3,787
  Accounts receivable - net ..............................................         79,376          57,825
  Deferred income taxes ..................................................         12,589          12,589
  Prepaid expenses and other current assets ..............................          9,567           7,111
                                                                                ---------       ---------
    Total current assets .................................................        188,707         170,043
                                                                                ---------       ---------
Property and equipment - net .............................................         72,913          77,355
Long-term investments ....................................................         19,092          18,500
Restricted cash ..........................................................         21,696          27,734
Intangibles
  Goodwill - net .........................................................         41,066          43,019
  Software - net .........................................................         34,970          33,150
  Other intangible assets - net ..........................................         13,879          15,004
                                                                                ---------       ---------
    Total intangibles - net ..............................................         89,915          91,173
                                                                                ---------       ---------
Other non-current assets .................................................          7,390           3,302
                                                                                ---------       ---------
        Total non-current assets .........................................        211,006         218,064
                                                                                ---------       ---------
         Total assets ....................................................      $ 399,713       $ 388,107
                                                                                =========       =========
Current Liabilities
  Accounts payable .......................................................      $  24,372       $  29,163
  Accrued liabilities
    Accrued compensation and employee benefits ...........................         13,700          18,703
    Accrued contract losses ..............................................         19,828          22,247
    Other ................................................................         31,683          20,953
  Borrowings on line of credit ...........................................           --             5,303
  Long-term debt due within one year .....................................          2,280           2,100
                                                                                ---------       ---------
    Total current liabilities ............................................         91,863          98,469
Long-term debt ...........................................................            896           2,244
Other long-term liabilities ..............................................            100              74
Commitments and contingencies (Notes 4, 5, 7 and 11)
Stockholders' equity
  Preferred stock $.01 par value; 100,000,000 shares authorized; no shares
    issued and outstanding ...............................................           --              --
  Common stock $.01 par value (authorized: 250,000,000 shares; issued and outstanding: 46,128,208 shares at June 30, 2001 and 45,500,000 at
     December 31, 2000) ..................................................            461             455
  Additional paid-in capital .............................................        399,778         391,699
  Accumulated deficit ....................................................        (91,413)       (103,233)
  Accumulated other comprehensive loss ...................................         (1,972)         (1,601)
                                                                                ---------       ---------
    Stockholders' equity .................................................        306,854         287,320
                                                                                ---------       ---------
      Total liabilities and stockholders' equity .........................      $ 399,713       $ 388,107
                                                                                =========       =========

See Notes to Unaudited Consolidated Financial Statements

                       EFUNDS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Quarter Ended June 30,         Six Months Ended June 30,
                                                     --------------------------      --------------------------
(dollars and shares in thousands,
  except per share amounts)                             2001            2000            2001            2000
                                                     ----------      ----------      ----------      ----------
                                                     (restated                       (restated
                                                      See note 12)                    See note 12)
Net Revenue ....................................     $  126,057      $  100,970      $  250,555      $  201,225
                                                     ----------      ----------      ----------      ----------
  Cost of revenue, excluding loss contract and
    asset impairment charges ...................         77,532          59,439         157,182         118,197
  Loss contract and asset impairment charges ...           --             9,700            --             9,700
                                                     ----------      ----------      ----------      ----------
    Total cost of revenue ......................         77,532          69,139         157,182         127,897
                                                     ----------      ----------      ----------      ----------
Gross Margin ...................................         48,525          31,831          93,373          73,328
                                                     ----------      ----------      ----------      ----------
  Selling, general and administrative expense ..         37,002          37,437          75,810          76,193
                                                     ----------      ----------      ----------      ----------
  Income (loss) from operations ................         11,523          (5,606)         17,563          (2,865)
Other Income (Expense)
  Interest expense .............................           (186)           (622)           (476)         (1,796)
  Interest and other income (expense) ..........            456            (360)          1,291              26
                                                     ----------      ----------      ----------      ----------
Income (loss) before income taxes ..............         11,793          (6,588)         18,378          (4,635)
Benefit (provision) for income taxes ...........         (4,055)          2,022          (6,557)          1,285
                                                     ----------      ----------      ----------      ----------
Net income (loss) ..............................     $    7,738      $   (4,566)     $   11,821      $   (3,350)
                                                     ==========      ==========      ==========      ==========
  Weighted average shares outstanding ..........         45,790          40,060          45,647          40,030
                                                     ==========      ==========      ==========      ==========
  Weighted average shares and potential dilutive
    shares outstanding .........................         48,216          40,060          47,341          40,030
                                                     ==========      ==========      ==========      ==========
Net income (loss) per share - basic ............     $     0.17      $    (0.11)     $     0.26      $    (0.08)
                                                     ==========      ==========      ==========      ==========
Net income (loss) per share - diluted ..........     $     0.16      $    (0.11)     $     0.25      $    (0.08)
                                                     ==========      ==========      ==========      ==========

See Notes to Unaudited Consolidated Financial Statements

                       EFUNDS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Six Months Ended June 30,
                                                            ------------------------
 (dollars in thousands)                                        2001          2000
                                                             --------      --------
                                                            (restated
                                                               See
                                                             note 12)
Cash Flows from Operating Activities
  Net income (loss) ....................................     $ 11,821      $ (3,350)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
      Depreciation .....................................        9,133         5,767
      Amortization of intangibles ......................       10,941         7,665
      Loss on disposals of property and equipment ......          148            89
      Equity in earnings of investee ...................         (139)         --
      Deferred income taxes ............................           26        (3,400)
      Changes in assets and liabilities
         Restricted cash ...............................        4,469        (2,691)
         Accounts receivable ...........................      (21,550)       (7,383)
         Accounts payable ..............................       (4,793)        4,399
         Income taxes receivable/payable ...............        4,022         9,497
         Accrued contract losses .......................       (2,419)        7,134
         Other assets and liabilities ..................       (3,960)        3,161
                                                             --------      --------
            Net cash provided by operating activities ..        7,699        20,888
                                                             --------      --------
Cash Flows from Investing Activities
  Capital expenditures .................................      (14,308)      (16,023)
  Cash paid for investments ............................       (1,119)      (20,000)
  Other ................................................         --             546
                                                             --------      --------
            Net cash used in investing activities ......      (15,427)      (35,477)
                                                             --------      --------
Cash Flows from Financing Activities
  Net borrowings on line of credit .....................       (5,303)        5,041
  Proceeds from issuance of long-term debt .............         --            --
  Payments on long-term debt ...........................       (1,168)         (985)
  Release of loan guarantee collateral .................        8,500          --
  Proceeds from exercise of stock options ..............        7,288          --
  Proceeds from initial public offering ................         --          61,995
  Capital contributions by Deluxe ......................         --          23,905
  Dividends paid to Deluxe .............................         --         (13,800)
                                                             --------      --------
            Net cash provided by financing activities ..        9,317        76,156
                                                             --------      --------
Adjustment for lag in financial reporting (Note 9) .....         --          (4,127)

Net increase in cash and cash equivalents ..............        1,589        57,440
Cash and cash equivalents at beginning of period .......       78,731        35,849
                                                             --------      --------
Cash and cash equivalents at end of period .............     $ 80,320      $ 93,289
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

3. The Company's total comprehensive income (loss) for the quarters ended June 30, 2001 and 2000 was $7.7 million and $(4.9) million, respectively. Total comprehensive income (loss) for the six months ended June 30, 2001 and 2000 was $11.4 million and $(4.1), million respectively. The Company's total comprehensive income consists of net income and foreign currency translation adjustments.

4. In March 2000, the Company paid cash of $20.0 million for an approximate 24% interest in Access Cash International, L.L.C (ACI) a limited liability company that provides automated teller machine (ATM) management services. This investment was being accounted for under the equity method of accounting and was included in long-term investments in the Company's consolidated balance sheet as of June 30, 2001. The difference of $20 million between the carrying value of the investment and the underlying equity in the net assets of ACI was being accounted for in the same manner as goodwill and was being amortized over 15 years and included in the Company's consolidated financial statements in interest and other income (expense) along with the Company's share of ACI's losses. The carrying value of this investment was approximately $18.0 million at June 30, 2001.

      The Company previously agreed to make up to $35 million of cash available for supplying ATMs managed by ACI and had supplied $21.7 million of cash for this purpose as of June 30, 2001. This cash is classified as long-term restricted cash in the accompanying balance sheet. The Company also agreed to guarantee up to $3.0 million (Canadian) face value of equipment leases for Canadian customers of ACI and had indicated that, subject to the mutual agreement of the parties upon definitive terms and conditions, it would be willing to work towards an arrangement under which the Company would loan ACI up to $12.0 million to enable it to undertake mutually agreed-upon acquisitions. No such loans or lease guarantees were provided through June 30, 2001.

      In September 2000, the Company entered into an ATM deployment and management agreement with ACI under which the Company received fees paid by customers utilizing ATMs deployed by it and interchange fees from their banks. ACI managed this network of ATMs in exchange for a management fee determined by reference to the number of ATMs deployed. The Company and ACI entered into an agreement dated June 29, 2001 (Amendment Agreement), to amend the ATM deployment and management agreement whereby ACI agreed to assign its revenue from equipment sales and maintenance during the second quarter of 2001 to the Company in order to settle various disputes that had arisen regarding ACI's performance under the ATM deployment and management agreement.

      The Amendment Agreement also amended the ATM deployment and management agreement so that, commencing in July 2001, the Company assumed the responsibility for future ATM equipment sales and related maintenance and agreed to pay ACI a fixed monthly fee of $0.7 million to support these activities. The Company retained the right to cancel this feature of the Amendment Agreement if the equipment sales and maintenance revenues did not exceed $0.6 million per month. The Amendment Agreement also provided that the Company would pay ACI an additional $0.25 million per month under the ATM deployment and management agreement to provide further incentives to ACI to support the Company's sales efforts and to defray the cost to ACI of doing so. The Amendment Agreement also extended the minimum term of the ATM deployment and management agreement through March 31, 2002.

      The Company and the then majority owner of ACI also entered into an agreement, dated July 2, 2001 (Letter Agreement) acknowledging their mutual desire to pursue a transaction by which the Company would acquire the remaining 76% of ACI. The Letter Agreement required the Company to pay $150,000 to the other owners of ACI if the Company had not acquired the remaining equity interests in ACI by July 31, 2001, with additional payments becoming due if the Company had not acquired the remaining equity interests in ACI by subsequent milestone dates through March 31, 2002. In addition, the Letter Agreement required the Company to pay the other owners of ACI $200,000 in exchange for their agreement not to pursue other potential purchasers of their equity interests in ACI.

      The Company has determined that ACI's agreement to the Amendment Agreement was dependent on the Company's agreement to the Letter Agreement. As a result, management has concluded that these agreements are inter-dependent and, in substance are one agreement effective in July 2002, and that the various elements of the two agreements can not be economically separated so as to support accounting for each element independently. Therefore, the payments among the Company, ACI and the owner of the remaining equity interests of ACI in accordance with these two agreements are being accounted for as advances and repayments, with the net amount to become an increase or decrease in the purchase price for the Company's acquisition of the remaining equity interests in ACI.

5. The Company has incurred significant losses relating to its government services business in prior periods. A roll-forward of the Company's loss reserve for losses on government services contracts is as follows:

      (dollars in thousands):                           2001            2000
                                                      --------        --------
      Balance, beginning of year ..............       $ 22,247        $ 20,599
      Provision for contract losses ...........           --              --
      Reversal of provision for contract losses           --              --
      Charges to reserve ......................           (785)         (1,057)
                                                      --------        --------
      Balance at March 31 .....................       $ 21,462        $ 19,542
      Provision for contract losses ...........           --            12,200
      Reversal of provision for contract losses           --            (2,500)
      Charges to reserve ......................         (1,634)         (1,508)
                                                      --------        --------
      Balance at June 30 ......................       $ 19,828        $ 27,734
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

      The following table summarizes the change in the Company's restructuring accruals for the six months ended June 30, 2001:

                                          Number
                                       of employees
      (dollars in thousands):            affected        Amount
                                       ------------     --------
      Balance, December 31, 2000              9         $   378
      Severance paid ............            (7)           (177)
      Adjustments ...............            --             (40)
      Provision for restructuring           224           3,200
                                       ------------     -------
      Balance, March 31, 2001 ...           226         $ 3,361
      Severance paid ............            (2)           (144)
      Adjustments ...............            (1)           (100)
      Provision for restructuring            --              --
                                       ------------     -------
      Balance, June 30, 2001 ....           223         $ 3,117
                                       ============     =======

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

      The Company's segments operate primarily in the United States. The payment systems and services segment also has international operations. No single customer of the Company other than Deluxe accounted for more than 10% of total net revenues for the six months ended June 30, 2001 and 2000. Deluxe accounted for 10.6% and 15.1% of the Company's total net revenues in those periods, respectively.

      The accounting policies of the segments are the same as those described in
      Note 2 to the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K. In evaluating segment performance, management focuses on operating income. The operating income measurement utilized by management excludes special charges (e.g., restructuring charges, asset impairment charges, certain one-time charges that management believes are not reflective of on-going operations, etc.). Special charges in the first quarter of 2001 consisted of $3.2 million related to the closure of the Company's operations in Bothell, Washington. These costs were recorded in selling, general and administrative expense in the payment systems and services segment. Special charges in the second quarter of 2000 consisted of $9.7 million for losses on certain EBT contracts and $2.9 million for costs related to the Company's separation from Deluxe. The losses on the EBT contracts were charged to cost of revenue in the government services segment. The costs related to the separation from Deluxe were charged to general and administrative expenses in the payment systems and services segment.


                                                              Quarter Ended June 30, 2001
                                                      -------------------------------------------
                                                        Payment
                                                      systems and     Government         Total
(dollars in thousands)                                  services       services      Consolidated
                                                      -----------     ----------     ------------
Total net revenues ..............................       $114,979       $ 11,078        $ 126,057
Gross margin excluding special charges ..........         44,636          3,889           48,525
Operating income excluding special charges ......          8,519          3,004           11,523
Special charges .................................           --             --               --
Gross margin including special charges ..........         44,636          3,889           48,525
Operating income  including special charges .....          8,519          3,004           11,523
Depreciation and amortization expense ...........         10,284           --             10,284
Segment assets ..................................        378,978         20,735          399,713
Capital purchases ...............................          5,230           --              5,230

                                                              Quarter Ended June 30, 2000
                                                      -------------------------------------------
                                                        Payment
                                                      systems and     Government         Total
(dollars in thousands)                                  services       services      Consolidated
                                                      -----------     ----------     ------------
Total net revenues ..............................       $ 89,983       $ 10,987        $ 100,970
Gross margin excluding special charges ..........         38,353          3,178           41,531
Operating income excluding special charges ......          5,140          1,829            6,969
Special charges .................................          2,875          9,700           12,575
Gross margin including special charges ..........         38,353         (6,522)          31,831
Operating income (loss) including special charges          2,265         (7,871)          (5,606)
Depreciation and amortization expense ...........          6,893           --              6,893
Segment assets ..................................        367,950         26,354          394,304
Capital purchases ...............................          7,226           --              7,226

                                                            Six Months Ended June 30, 2001
                                                      -------------------------------------------
                                                        Payment
                                                      systems and     Government         Total
(dollars in thousands)                                  services       services      Consolidated
                                                      -----------     ----------     ------------
Total net revenues ..............................       $228,743       $ 21,812        $ 250,555
Gross margin excluding special charges ..........         85,621          7,752           93,373
Operating income excluding special charges ......         14,744          6,019           20,763
Special charges .................................          3,200           --              3,200
Gross margin including special charges ..........         85,621          7,752           93,373
Operating income including special charges ......         11,544          6,019           17,563
Depreciation and amortization expense ...........         20,074           --             20,074
Capital purchases ...............................         14,308           --             14,308

                                                              Six Months Ended June 30, 2000
                                                      -------------------------------------------
                                                        Payment
                                                      systems and     Government         Total
(dollars in thousands)                                  services       services      Consolidated
                                                      -----------     ----------     ------------
Total net revenues ..............................       $178,448       $ 22,777        $ 201,225
Gross margin excluding special charges ..........         76,267          6,761           83,028
Operating income excluding special charges ......          5,846          3,864            9,710
Special charges .................................          2,875          9,700           12,575
Gross margin including special charges ..........         76,267         (2,939)          73,328
Operating income (loss) including special charges          2,971         (5,836)          (2,865)
Depreciation and amortization expense ...........         13,432           --             13,432
Capital purchases ...............................         16,023           --             16,023


Revenues are attributed to geographic areas based on the location of the assets and employees producing the revenues. The Company's operations by geographic area are as follows (in thousands):

                    Total Net Sales to External Customers       Property and Equipment
                 --------------------------------------------   ----------------------
                    Quarter Ended          Six Months Ended
                       June 30,                June 30,                June 30,
                 --------------------    --------------------    --------------------
                   2001        2000        2001        2000        2001        2000
                 --------    --------    --------    --------    --------    --------
United
  States ....    $116,099    $ 94,366    $229,950    $188,524    $ 63,152    $ 62,837
United
  Kingdom ...       4,340       4,613       9,343       8,396       1,701       1,964
India .......       5,618       1,991      11,262       4,305       8,004       4,363
Other foreign
  countries .          --          --          --          --          56          31
                 --------    --------    --------    --------    --------    --------
Total .......    $126,057    $100,970    $250,555    $201,225    $ 72,913    $ 69,195
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

12.   Restatement/Subsequent events

      Subsequent to the issuance of the Company's consolidated financial statements as of and for the three and six months ended June 30, 2001, management determined that the payments made among the Company, ACI and the owner of the remaining equity interests in ACI in accordance with the Amendment Agreement and Letter Agreement discussed in Note 4 should be accounted for as advances and repayments, with the net amount to become an increase or decrease in the purchase price for the Company's acquisition of the remaining equity interests in ACI. Previously, the Company had recorded revenue of $2.1 million in the three months ended June 30, 2001, based on ACI's assignment in the Amendment Agreement of its equipment sales in the second quarter of 2001 to the Company to settle disputes related to an existing ATM deployment and management agreement.

      In February 2002, in response to questions raised by a former ACI employee regarding the accounting for the Amendment Agreement, the Company conducted a review which included a review of the accounting for the Amendment Agreement and the Letter Agreement. Based on the review, management has concluded that these two agreements are inter-dependent and, in substance are one agreement that became effective in July 2002, and that the various elements of the two agreements can not be economically separated so as to support accounting for each element independently. As a result, the payments among ACI, the Company and the owner of the remaining equity interests in ACI should be accounted for as advances and repayments rather than revenues and expenses with the net amount to become an increase or decrease in the purchase price for the Company's acquisition of the remaining equity interests in ACI. Accordingly, the accompanying consolidated financial statements have been restated from amounts previously reported to account for the transactions resulting from these two agreements as discussed above and in Note 4 and to record the appropriate related adjustments to the provision for income taxes and the Company's equity in the earnings of ACI. The following summarizes the significant effects of the restatement on the accompanying financial statements:

                                            June 30, 2001
                                     ---------------------------
                                     As Previously        As
(dollars in thousands)                 Reported        Restated
                                     -------------    ----------
Cash and cash equivalents .......      $ 80,320        $ 80,320
Accounts receivable, net ........        81,518          79,376
Total current assets ............       190,849         188,707
Long-term investments ...........        18,578          19,092
Total non-current assets ........       210,492         211,006
Total assets ....................       401,341         399,713

Accrued other liabilities .......        32,328          31,683
Total current liabilities .......        92,508          91,863
Stockholders' equity ............      $307,837        $306,854

                                                                                       Quarter ended June 30, 2001
                                                                                      -----------------------------
                                                                                      As Previously          As
(dollars and shares in thousands except per share  amounts)                              Reported         Restated
                                                                                      -------------      ----------
Net Revenue .....................................................................       $  128,199       $  126,057
                                                                                        ----------       ----------
  Cost of revenue, excluding loss contract and asset impairment charges (credits)           77,532           77,532
  Loss contract and asset impairment charges (credits) ..........................             --               --
                                                                                        ----------       ----------
  Total cost of revenue .........................................................           77,532           77,532
                                                                                        ----------       ----------
Gross Margin ....................................................................           50,667           48,525
  Selling, general and administrative expense ...................................           37,002           37,002
                                                                                        ----------       ----------
  Income from operations ........................................................           13,665           11,523
Other Income (Expense)
  Interest expense ..............................................................             (186)            (186)
  Interest and other income (expense) ...........................................              (58)             456
                                                                                        ----------       ----------
Income before income taxes ......................................................           13,421           11,793
Provision for income taxes ......................................................           (4,700)          (4,055)
                                                                                        ----------       ----------
Net income ......................................................................       $    8,721       $    7,738
                                                                                        ==========       ==========

Weighted average shares:
  Basic .........................................................................           45,790           45,790
                                                                                        ==========       ==========
  Diluted .......................................................................           48,216           48,216
                                                                                        ==========       ==========

Earnings per share
  Basic .........................................................................       $     0.19       $     0.17
                                                                                        ==========       ==========
  Diluted .......................................................................       $     0.18       $     0.16
                                                                                        ==========       ==========

                                                                                      Six months ended June 30, 2001
                                                                                      ------------------------------
                                                                                      As Previously           As
(dollars and shares in thousands except per share amounts)                               Reported          Restated
                                                                                      -------------       ----------
Net Revenue .....................................................................       $  252,697        $  250,555
                                                                                        ----------        ----------
  Cost of revenue, excluding loss contract and asset impairment charges (credits)          157,182           157,182
  Loss contract and asset impairment charges (credits) ..........................             --                --
                                                                                        ----------        ----------
  Total cost of revenue .........................................................          157,182           157,182
                                                                                        ----------        ----------
Gross Margin ....................................................................           95,515            93,373
                                                                                        ----------        ----------
  Selling, general and administrative expense ...................................           75,810            75,810
                                                                                        ----------        ----------
  Income from operations ........................................................           19,705            17,563
Other Income (Expense)
  Interest expense ..............................................................             (497)             (476)
  Interest and other income (expense) ...........................................              797             1,291
                                                                                        ----------        ----------
Income before income taxes ......................................................           20,005            18,378
Provision for income taxes ......................................................           (7,202)           (6,557)
                                                                                        ----------        ----------
Net income ......................................................................       $   12,803        $   11,821
                                                                                        ==========        ==========
Weighted average shares:
  Basic .........................................................................           45,647            45,647
                                                                                        ==========        ==========
  Diluted .......................................................................           47,341            47,341
                                                                                        ==========        ==========

Earnings per share
  Basic .........................................................................       $     0.28        $     0.26
                                                                                        ==========        ==========
  Diluted .......................................................................       $     0.27        $     0.25
                                                                                        ==========        ==========

The Company and ACI's other owners entered into a definitive purchase and sale agreement for the remaining equity interests in ACI in August 2001 and the acquisition was consummated in October 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS: In March 2000, we paid cash of $20.0 million for an approximate 24% interest in Access Cash International, L.L.C (ACI) a limited liability company that provides automated teller machine
(ATM) management services. This investment was being accounted for under the equity method of accounting and was included in long-term investments in our consolidated balance sheet as of June 30, 2001. The difference of $20 million between the carrying value of the investment and the underlying equity in the net assets of ACI was being accounted for in the same manner as goodwill and was being amortized over 15 years and included in our consolidated financial statements in interest and other income (expense) along with our share of ACI's losses. The carrying value of this investment was approximately $18.0 million at June 30, 2001.

We previously agreed to make up to $35 million of cash available for supplying ATMs managed by ACI and had supplied $21.7 million of cash for this purpose as of June 30, 2001. This cash is classified as long-term restricted cash in the accompanying balance sheet. We also agreed to guarantee up to $3.0 million (Canadian) face value of equipment leases for Canadian customers of ACI and has indicated that, subject to the mutual agreement of the parties upon definitive terms and conditions, we would be willing to work towards an arrangement under which we would loan ACI up to $12.0 million to enable it to undertake mutually agreed-upon acquisitions. No such loans or lease guarantees were provided through June 30, 2001.

In September 2000, we entered into an ATM deployment and management agreement with ACI under which we received fees paid by customers utilizing ATMs deployed by us and interchange fees from their banks. ACI managed this network of ATMs in exchange for a management fee determined by reference to the number of ATMs deployed. We and ACI entered into an agreement dated June 29, 2001 (Amendment Agreement) to amend the ATM deployment and management agreement whereby ACI agreed to assign its revenue from equipment sales and maintenance during the second quarter of 2001 to us in order to settle various disputes that had arisen regarding ACI's performance under the ATM deployment and management agreement.

The Amendment Agreement also amended the ATM deployment and management agreement so that, commencing in July 2001, we assumed the responsibility for future ATM equipment sales and related maintenance and agreed to pay ACI a fixed monthly fee of $0.7 million to support these activities. We retained the right to cancel this feature of the Amendment Agreement if the equipment sales and maintenance revenues did not exceed $0.6 million per month. The Amendment Agreement also provided that we would pay ACI an additional $0.25 million per month under the ATM deployment and management agreement to provide further incentives to ACI to support our sales efforts and to defray the cost to ACI of doing so. The Amendment Agreement also extended the minimum term of the ATM deployment and management agreement through March 31, 2002.

We and the then majority owner of ACI also entered into an agreement dated July 2, 2001 (Letter Agreement) acknowledging our mutual desire to pursue a transaction by which we would acquire the remaining 76% of ACI. The Letter Agreement required us to pay $150,000 to the other owners of ACI if we had not acquired the remaining equity interests in ACI was not consummated by July 31, 2001, with additional payments becoming due if we had not acquired the remaining equity interests in ACI by subsequent milestone dates through March 31, 2002. In addition, the Letter Agreement required us to pay the other owners of ACI $200,000 in exchange for their agreement not to pursue other potential purchasers of their equity interests in ACI.

Subsequent to the issuance of our consolidated financial statements as of and for the three and six months ended June 30, 2001, management determined that the payments made among us, ACI and the owner of the remaining equity interests in ACI in accordance with the Amendment Agreement and Letter Agreement discussed in
Note 4 should be accounted for as advances and repayments, with the net amount to become an increase or decrease in the purchase price for our acquisition of the remaining equity interests in ACI. Previously, we had recorded revenue of $2.1 million in the three months ended June 30, 2001, based on ACI's assignment in the Amendment Agreement of its equipment sales in the second quarter of 2001 to us to settle disputes related to an existing ATM deployment and management agreement.

In February 2002, in response to questions raised by a former ACI employee regarding the accounting for the Amendment Agreement, we conducted a review which included a review of the accounting for the Amendment Agreement and the Letter Agreement. Based on the review, management has concluded that these two agreements are inter-dependent and, in substance are one agreement that became effective in July 2002, and that the various elements of the two agreements can not be economically separated so as to support accounting for each element independently. As a result, the payments among ACI, us and the owner of the remaining equity interests in ACI should be accounted for as advances and repayments rather than as revenues and expenses with the net amount to become an increase or decrease in the purchase price for our acquisition of the remaining equity interests in ACI. Accordingly, the accompanying consolidated financial statements have been restated from amounts previously reported to account for the transactions resulting from these two agreements as discussed above and in Note 4 and to record the appropriate related adjustments to the provision for income taxes and our equity in the earnings of ACI. The effects of the restatement on the consolidated financial statements are illustrated in
Note 12.

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

RESULTS OF OPERATIONS - QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

The following table presents, for the periods indicated, the relative composition of net revenues and selected statements of operations data as a percentage of net revenues:

                                                      Quarters Ended June 30,   Six Months Ended June 30,
                                                      -----------------------   -------------------------
                                                         2001         2000          2001         2000
                                                       --------     --------      --------     --------
Net revenue
  Payment systems and services ....................       91.2%        89.1%         91.3%        88.7%
  Government services .............................        8.8         10.9           8.7         11.3
                                                       --------     --------      --------     --------
    Total net revenues ............................      100.0        100.0         100.0        100.0
                                                       --------     --------      --------     --------

Cost of revenue
  Payment systems and services ....................       55.8         51.1          57.1         50.8
  Government services
    Cost of revenue excluding loss contract charges        5.7          7.8           5.6          8.0
    Loss contract and asset impairment charges ....        0.0          9.6           0.0          4.8
                                                       --------     --------      --------     --------
      Total cost of revenue .......................       61.5         68.5          62.7         63.6
                                                       --------     --------      --------     --------

Gross margin ......................................       38.5         31.5          37.3         36.4
                                                       --------     --------      --------     --------

Selling, general and administrative expense .......       29.4         37.1          30.3         37.8
                                                       --------     --------      --------     --------

Income (loss) from operations .....................        9.1         (5.6)          7.0         (1.4)
                                                       --------     --------      --------     --------

Other income (expense)
  Interest expense ................................       (0.1)        (0.6)         (0.2)        (0.9)
  Interest and other income (expense) .............        0.4         (0.3)          0.5         (0.0)
                                                       --------     --------      --------     --------

Income before income taxes ........................        9.4         (6.5)          7.3         (2.3)

Benefit (provision) for income taxes ..............       (3.3)         2.0          (2.6)         0.6
                                                       --------     --------      --------     --------

Net income ........................................        6.1%        (4.5)%         4.7%        (1.7)%
                                                       ========     ========      ========     ========

NET REVENUE - Net revenue increased $25.1 million, or 24.8%, to $126.1 million in the second quarter of 2001 from $101.0 million in the second quarter of 2000. Net revenue increased $49.4 million, or 24.6%, to $250.6 million for the first six months of 2001 from $201.2 million in the first six months of 2000.

Payment systems and services net revenue increased $25.0 million, or 27.8%, to $115.0 million in the second quarter of 2001 from $90.0 million in the second quarter of 2000. Net revenue increased $50.2 million, or 28.1%, to $228.7 million for the first six months of 2001 from $178.5 million in the first six months of 2000. The ATM management and deployment agreement that we entered into in September 2000, the opening of a new call center in Mumbai, India late in the fourth quarter of 2000, increased sales of new account opening products and increased software sales, particularly in the second quarter of 2001, were major drivers of our growth. Increases in transaction processing volumes in both the first and second quarters of 2001 over 2000 also contributed to our increase in revenue. These increases were somewhat offset by a decrease in revenue from the Company's check authorization business over the comparable periods in the prior year resulting from customer losses through industry consolidation, bankruptcies and pricing concessions associated with the execution of longer term contracts and by a decline in revenue earned from Deluxe.

Deluxe has been, and is expected to continue to be, one of our most significant customers. During the second quarter of 2001, total net revenue from Deluxe was $12.1 million, or 9.6% of our total net revenue, compared to $14.8 million, or 14.7% of our total net revenues in the second quarter of 2000. For the first two quarters of 2001, total net revenue from Deluxe was $26.5 million, or 10.6% of our total net revenue compared to $30.4 million, or 15.1% of our total net revenue, in the first two quarters of 2000. Further expense reduction efforts by Deluxe could cause the revenue we receive from Deluxe to continue to decline in future periods.

The Amendment Agreement dated June 29, 2001 extended our ATM management and deployment agreement with ACI in which we have a 24% interest through at least March 31, 2002. In addition we took steps to improve the future performance of this arrangement by creation of a co-branding initiative with one of our processing customers.

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

COST OF REVENUE - Cost of revenue increased $8.4 million, or 12.1%, to $77.5 million in the second quarter of 2001 from $69.1 million in second quarter of 2000. Cost of revenue increased $29.3 million, or 22.9%, to $157.2 million in the first six months of 2001 from $127.9 million in the first six months of 2000. As a percentage of revenue, cost of revenue was 61.5% for the second quarter of 2001 compared to 68.5% for the second quarter of 2000. For the first six months of 2001, cost of revenue as a percentage of revenue was 62.7% compared to 63.6% for the first six months of 2000. Excluding a charge of $9.7 million for future losses on certain government EBT contracts incurred in the second quarter of 2000, cost of revenue as a percentage of revenue was 58.9% for the second quarter of 2000 and 58.8% for the first six months of 2000.

Payment systems and services cost of revenue increased by $18.7 million, or 36.2%, to $70.3 million in the second quarter of 2001 from $51.6 million in the second quarter of 2000. Cost of revenue increased by $40.9 million, or 40.0%, to $143.1 million in the first six months of 2001 from $102.2 million in the first six months of 2000. As a percentage of segment revenue, cost of revenue was 61.2% for the second quarter of 2001 compared to 57.4% for the second quarter of 2000. For the first six months of 2001, cost of revenue as a percentage of segment revenue was 62.6% compared to 57.3% for the first six months of 2000. The increase in cost of revenue in both dollar and percentage terms was driven primarily by the ATM management and deployment agreement which was entered into in September 2000 and for which the cost of revenue currently approximates the associated net revenue. The opening of the new call center in Mumbai, India also caused cost of revenue to increase over both the second quarter and first six months of last year.

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

GROSS MARGIN - Gross margin increased by $16.7 million, or 52.5%, to $48.5 million in the second quarter of 2001 from $31.8 million in the second quarter of 2000. Gross margin increased by $20.1 million, or 27.4%, to $93.4 million in the first six months of 2001 from $73.3 million in the first six months of 2000. As a percentage of revenue, gross margin was 38.5% for the second quarter of 2001 compared to 31.5% for the second quarter of 2000. For the first six months of 2001, gross margin as a percentage of revenue was 37.3% compared to 36.4% for the first six months of 2000. Excluding a charge of $9.7 million for future losses on certain government EBT contracts incurred in the second quarter of 2000, gross margin as a percentage of revenue was 41.1% for the second quarter of 2000 and 41.3% for the first six months of 2000.

The decrease in gross margin as a percentage of net revenue is due to the ATM management and deployment agreement. In the second quarter of 2001, this agreement made a slightly positive contribution to gross margin of $0.5 million, but it exhibited a slightly negative gross margin for the first six months of 2001 of $(0.1) million. We continue to carefully evaluate the performance of this agreement and during the second quarter of 2001 we took steps to enhance the profitability of this agreement by negotiating a co-branding arrangement with one of our debit processing customers. The decrease in gross margin attributable to the ATM management and deployment agreement was partially offset by positive margin contributions by the new call center operation in Mumbai, India, increased sales of software at generally higher margins and cost reduction efforts in the government services segment. Excluding the effect of the ATM management and deployment agreement, gross margin for the second quarter and first six months of 2001 would have improved to 44.2% and 43.0% of revenue, respectively.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES - SG&A expense decreased by $0.4 million, or 1.1%, to $37.0 million in the second quarter of 2001 from $37.4 million in the second quarter of 2000. SG&A expense decreased by $0.4 million, or 0.5%, to $75.8 million in the first six months of 2001 from $76.2 million in the first six months of 2000. As a percentage of revenue, SG&A expense was 29.4% for the second quarter of 2001 compared to 37.1% for the second quarter of 2000. For the first six months of 2001, SG&A expense as a percentage of revenue was 30.3% compared to 37.8% for the first six months of 2000. Excluding a charge of $3.2 million taken in the first quarter of 2001 primarily for severance costs related to the closure of our operations in Bothell, Washington and a charge of $2.9 million taken in the second quarter of 2000 related to separation costs from Deluxe, SG&A expense as a percentage of revenue was 29.0% for the first six months of 2001 compared to 36.4% for the first six months of 2000. Factors contributing to the decrease in SG&A expense were lower levels of spending in 2001 for promotional advertising and continued integration and consolidation efforts, offset somewhat by increased travel and other costs associated with the new call center in Mumbai, India.

     OTHER INCOME (EXPENSE) - Other income was $0.3 million during the second quarter of 2001 compared to other expense of $(1.0) million for the second quarter of 2000. For the first six months of 2001, other income was $0.8 million compared to other expense of $(1.8) million for the first six months of 2000. Other income in 2001 includes the interest earned on cash and cash equivalents, offset by goodwill amortization related to our investment in ACI, our share of ACI's earnings and interest on our India line of credit (which was repaid in March of 2001). Other expense in 2000 includes interest expense related to our intercompany balance payable to Deluxe (which was settled at the Spin-Off) and interest expense on borrowings under our India line of credit, offset by interest earned on cash and cash equivalents. The primary driver of the decrease in other expense is the absence of interest due to Deluxe on inter-company balances in 2001.

PROVISION FOR INCOME TAXES - The provision for income taxes was $4.1 million in the second quarter of 2001 compared to a $2.0 million income tax benefit in the second quarter of 2000 resulting in effective tax rates of 34.4% and (30.7)%, respectively. The effective tax rate for the first six months of 2001 was 35.7% compared to (27.7)% for the first six months of 2000. During the second quarter of 2001, the effective tax rate for 2001 was reduced from 38.0% to 35.7%. This rate reduction was obtained as a result of the Company recognizing the income tax benefit of certain federal net operating losses. The income tax benefit of these losses was not previously recognized. Our Indian software development and business process management operations qualify for tax incentives associated with businesses that operate within designated geographic locations. Such incentives generally provide us with exemptions from Indian tax on certain business income generated from these operations. These incentives phase out through March 2009.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION - At June 30, 2001, cash and cash equivalents were $80.3 million. We had $5.4 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients and had supplied $21.7 million in restricted cash to ATMs deployed by us. We have agreed with ACI to make up to $35 million of cash available for this purpose. We have also agreed to guarantee up to $3.0 million (Canadian) face value of equipment leases for Canadian customers of this company and we have indicated that, subject to the mutual agreement of the parties upon definitive terms and conditions, we would be willing to work towards an arrangement under which we would loan this company up to $12.0 million to enable it to undertake mutually agreed-upon acquisitions. No such loans or lease guarantees have been provided through June 30, 2001.

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

The following table sets forth a summary of our cash flow activity and should be read in conjunction with our unaudited consolidated statements of cash flows:

                                                Summary of Cash Flows
                                              Six Months Ended June 30,
                                              -------------------------
(dollars in thousands)                           2001           2000
                                               --------       --------
Cash provided by operating activities ...      $  7,699       $ 20,888
Cash used in investing activities .......       (15,427)       (35,477)
Cash provided by financing activities ...         9,317         76,156
Adjustment for lag in financial reporting          --           (4,127)
                                               --------       --------
Net increase in cash and cash equivalents      $  1,589       $ 57,440
                                               ========       ========

Cash flows from operating activities were $7.7 million and $20.9 million for the six months ended June 30, 2001 and 2000, respectively. The decrease in operating cash flow reflects the payment of employee profit sharing and bonus plan obligations relating to 2000 and an increase in accounts receivable reflective of the growth of the company. Days sales outstanding in accounts receivable was
56.7 at June 30, 2001 compared to 54.1 at June 30, 2000. The increase is due to the change in the processing of our billings to and from Deluxe Corporation since the Spin-Off. Prior to the Spin-Off, we and Deluxe settled all billing activity through a single inter-company account. Subsequent to the Spin-Off, we send Deluxe invoices, which are recorded as receivables.

Cash used in investing activities was $15.4 million for the six months ended June 30, 2001, primarily due to purchases of capital assets and expenditures for software investments. Cash used in investing activities was $35.5 million for the six months ended June 30, 2000, primarily due to the investment of $20.0 million to purchase a 24% interest in ACI and purchases of capital assets and software investments of $16.0 million.

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

We believe that cash generated from operations, borrowings under available credit facilities and our current unrestricted cash balance will provide sufficient funds for our operations for the foreseeable future.

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

The net offering proceedings to the Company after deducting the total expenses associated with the offering was estimated to be $64,459,370. The following table summarizes the amount of these net-offering proceeds that were used during the period from the effective date of the offering through June 30, 2001 for the purposes shown:

  Infrastructure and cost savings initiatives ..................    $13,000,000*
  Product development expenditures .............................     10,200,000*
  Construction of plants, buildings and facilities .............      7,400,000*
  Purchase and installation of machinery and equipment .........      8,600,000*
  Purchases of real estate .....................................              0
  Acquisition of other businesses ..............................              0
  Repayment of indebtedness ....................................      5,303,000
  Working capital ..............................................              0
  Temporary investments (money market funds and commercial paper
    having a maturity of two weeks or less) ....................     19,956,370
                                                                    -----------
      Total ....................................................    $64,459,370
                                                                    ===========

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

OUR ATM DEPLOYMENT INITIATIVE MAY NOT BE SUCCESSFUL.

In September 2000, we entered into a new ATM deployment agreement with ACI in which we hold a 24% interest. Under this agreement, we have assumed responsibility for ATM placement strategies and the expansion of ACI's former ATM base and ACI's responsible for managing and servicing the ATM base in exchange for a monthly fee determined by reference to the number of ATMs under management. Our revenues under this contract are received from the fees paid by consumers utilizing the machines and interchange fees paid by their banks. In June of 2001, we amended this agreement so that we assumed the responsibility for sales of ATMs by the limited liability company and we pay ACI a fixed monthly fee to assist us in these efforts. If we are not successful in deploying the ATM base in high volume locations or selling ATMs to other providers, we will not generate sufficient fee income to offset the fees payable to ACI. In addition, if the agreement were not extended beyond its current expiration date of March 31, 2002, the revenues derived from this contract would not continue beyond the first quarter of 2002.

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

   - financial institutions that have developed internal processing capabilities or services similar to ours, including Bank of America, Metavante and Fifth Third National Bank;

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

WE ARE DEPENDENT ON DELUXE FOR A SIGNIFICANT PORTION OF OUR REVENUE.

In the first half of 2001, net sales to Deluxe represented 10.6% of our total net revenues. On a year-over-year basis, however, total revenues from Deluxe declined by 13% to $26.5 million during the first two quarters of 2001 from $30.4 million in the first half of 2000. Although Deluxe has established minimum spending targets of $43 million per year through March 31, 2005 for software development, maintenance and support services from us, further efforts at expense reduction by Deluxe could cause the revenues we receive from Deluxe to continue to decline. The loss of Deluxe as a customer or a material reduction in the amount of services it orders from us would materially adversely affect our future results of operations and financial condition.

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

WE FACE TERMINATION AND COMPLIANCE RISKS WITH RESPECT TO OUR GOVERNMENT
CONTRACTS.

All of our government contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized 8.8% of our net sales in the second quarter of 2001 pursuant to contracts of this type. If a government contract is so terminated, the contractor generally is entitled to receive compensation only for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines.

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

OUR GOVERNMENT SERVICES BUSINESS COULD BE HARMED BY COST OVERRUNS ON FIXED-PRICE CONTRACTS.

In the second quarter of 2001, approximately 8.8% of our net sales were derived from fixed-price, variable volume contracts of our government services business. Under these contracts, we agree to perform services for an agreed unit price and we bear the entire risk of cost overruns and changing volumes. If we do not successfully manage these project and contract risks or if our original contract estimates turn out to be inaccurate, we could suffer cost overruns and penalties and our reputation and results of operations could be harmed. We recorded charges of $40.9 million, $8.7 million and $9.7 million in 1998, 1999 and 2000, respectively, as a result of these risks. We cannot assure you that we will not incur additional charges of this type or that the indemnification Deluxe has agreed to provide us with respect to our existing contracts will be sufficient.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:


Exhibit No.                    Description                                               Method of Filing
-----------   ------------------------------------------------------------------------   ----------------
   2.1        Initial Public Offering and Distribution Agreement, dated as of March             *
              31, 2000, by and between Deluxe and eFunds (incorporated by reference to
              Exhibit 2.1 to the Registration Statement on Form S-1 (the "S-1") filed by the Company with the Securities and Exchange Commission (the
              "Commission") on April 4, 2000, Registration No. 333-33992).

   3.1        Amended and Restated Certificate of Incorporation (incorporated by                *
              reference to Exhibit 3.1 to the S-1)

   3.2        Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)                      *

   4.1        Form of common stock certificate (incorporated by reference to Exhibit            *
              4.1 to Amendment No. 1 to the S-1 filed by the Company with the
              Commission on May 15, 2000 ("Amendment No. 1"), Registration No.
              333-33992)

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

   10.3       eFunds Corporation Employee Stock Purchase Plan, as amended April 19,             *
              2001, (incorporated by reference to Exhibit 10.3 of the Company's
              Quarterly Report on For 10-Q for the quarter ended June 30, 2001)

*Incorporated by reference


(b) Reports on Form 8-K:
    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         eFunds Corporation
                                         (Registrant)


Date: March 4, 2002                      /s/ J. A. Blanchard III
                                         -------------------------------------
                                         J. A. Blanchard III,
                                         Chief Executive Officer and Chairman
                                         (Principal Executive Officer)



Date: March 4, 2002                      /s/ Paul H. Bristow
                                         -------------------------------------
                                         Paul H. Bristow
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.
Description                                                                                  Page No.
-----------   ------------------------------------------------------------------------   ----------------

