Form 10-Q/A
period 2001-09-30
EFUNDS CORP
filed 2002-03-06
CIK 1109190

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

This form 10-Q/A-1 is filed to amend the form 10-Q for September 30, 2001 to include restated financial statements as discussed in note 12 to the consolidated financial statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                       EFUNDS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                               September 30,     December 31,
(dollars in thousands)                                                             2001             2000
                                                                               (unaudited)
                                                                               ------------     ------------
                                                                                (Restated
                                                                                See note 12)
Current Assets
  Cash and cash equivalents ..............................................      $   85,865       $   78,731
  Time deposit subject to compensating balance arrangement ...............           1,500           10,000
  Restricted cash ........................................................          22,288            3,787
  Accounts receivable - net ..............................................          99,556           57,825
  Deferred income taxes ..................................................          12,589           12,589
  Prepaid expenses and other current assets ..............................           8,505            7,111
                                                                                ----------       ----------
    Total current assets .................................................         230,303          170,043
                                                                                ----------       ----------
Property and equipment - net .............................................          71,733           77,355
Long-term investments ....................................................          18,453           18,500
Restricted cash ..........................................................              --           27,734
Intangibles
  Goodwill - net .........................................................          40,089           43,019
  Software - net .........................................................          35,368           33,150
  Other intangible assets - net ..........................................          13,323           15,004
                                                                                ----------       ----------
    Total intangibles - net ..............................................          88,780           91,173
                                                                                ----------       ----------
Other non-current assets .................................................           8,023            3,302
                                                                                ----------       ----------
        Total non-current assets .........................................         186,989          218,064
                                                                                ----------       ----------
         Total assets ....................................................      $  417,292       $  388,107
                                                                                ==========       ==========
Current Liabilities
  Accounts payable .......................................................      $   25,119       $   29,163
  Accrued liabilities
    Accrued compensation and employee benefits ...........................          18,070           18,703
    Accrued contract losses ..............................................          15,546           22,247
    Other ................................................................          32,542           20,953
  Borrowings on line of credit ...........................................              --            5,303
  Long-term debt due within one year .....................................           2,164            2,100
                                                                                ----------       ----------
    Total current liabilities ............................................          93,441           98,469
Long-term debt ...........................................................             520            2,244
Other long-term liabilities ..............................................              30               74
Commitments and contingencies (Notes 4, 5, 7 and 11)
Stockholders' equity
  Preferred stock $.01 par value; 100,000,000 shares authorized; no shares
    issued and outstanding ...............................................              --               --
  Common stock $.01 par value (authorized: 250,000,000 shares; issued and outstanding: 46,322,554 shares at September 30, 2001 and 45,500,000 at
     December 31, 2000) ..................................................             463              455
  Additional paid-in capital .............................................         402,661          391,699
  Accumulated deficit ....................................................         (77,767)        (103,233)
  Accumulated other comprehensive loss ...................................          (2,056)          (1,601)
                                                                                ----------       ----------
    Stockholders' equity .................................................         323,301          287,320
                                                                                ----------       ----------
      Total liabilities and stockholders' equity .........................      $  417,292       $  388,107
                                                                                ==========       ==========

See Notes to Unaudited Consolidated Financial Statements

                       EFUNDS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Quarter Ended                    Nine Months Ended
                                                                  September 30,                      September 30,
                                                            ---------------------------       ---------------------------
(dollars and shares in thousands,
  except per share amounts)                                    2001             2000             2001             2000
                                                            ----------       ----------       ----------       ----------
                                                            (Restated                         (Restated
                                                            See note 12)                      See note 12)
Net Revenue ..........................................      $  132,978       $  104,003       $  383,533       $  305,228
                                                            ----------       ----------       ----------       ----------
  Cost of revenue, excluding loss contract and
    asset impairment charges .........................          76,546           63,475          233,728          181,672
  Loss contract and asset impairment charges/(credits)          (2,500)              --           (2,500)           9,700
                                                            ----------       ----------       ----------       ----------
    Total cost of revenue ............................          74,046           63,475          231,228          191,372
                                                            ----------       ----------       ----------       ----------
Gross Margin .........................................          58,932           40,528          152,305          113,856
                                                            ----------       ----------       ----------       ----------
  Selling, general and administrative expense ........          37,630           34,149          113,440          110,342
                                                            ----------       ----------       ----------       ----------
  Income from operations .............................          21,302            6,379           38,865            3,514
Other Income (Expense)
  Interest expense ...................................             (99)            (465)            (575)          (2,260)
  Interest and other income (expense).................            (163)             960            1,128              985
                                                            ----------       ----------       ----------       ----------
Income before income taxes ...........................          21,040            6,874           39,418            2,239
Provision for income taxes ...........................          (7,395)          (2,987)         (13,952)          (1,702)
                                                            ----------       ----------       ----------       ----------
Net income ...........................................      $   13,645       $    3,887       $   25,466       $      537
                                                            ==========       ==========       ==========       ==========
  Weighted average shares outstanding ................          46,248           45,500           45,850           41,847
                                                            ==========       ==========       ==========       ==========
  Weighted average shares and potential dilutive
    shares outstanding ...............................          48,030           45,500           47,525           41,847
                                                            ==========       ==========       ==========       ==========
Net income per share - basic .........................      $     0.30       $     0.09       $     0.56       $     0.01
                                                            ==========       ==========       ==========       ==========
Net income per share - diluted .......................      $     0.28       $     0.09       $     0.54       $     0.01
                                                            ==========       ==========       ==========       ==========

See Notes to Unaudited Consolidated Financial Statements

                       EFUNDS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         ---------------------------
(dollars in thousands)                                                      2001             2000
                                                                         ----------       ----------
                                                                         (Restated
                                                                         See note 12)
Cash Flows from Operating Activities
  Net income ......................................................      $   25,466       $      537
  Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation ................................................          13,979            8,910
      Amortization of intangibles .................................          16,361           12,242
      Loss on disposals of property and equipment .................             268               91
      Equity in loss of investee ..................................             176               --
      Deferred income taxes .......................................             (44)          (3,347)
      Changes in assets and liabilities
         Restricted cash ..........................................           9,233             (382)
         Accounts receivable ......................................         (41,731)         (13,243)
         Accounts payable .........................................          (4,046)          12,682
         Income taxes receivable/payable ..........................          10,389           12,436
         Accrued contract losses ..................................          (6,702)           5,859
         Other assets and liabilities .............................          (4,078)          (3,943)
                                                                         ----------       ----------
              Net cash provided by operating activities ...........          19,271           31,842
                                                                         ----------       ----------
Cash Flows from Investing Activities
  Capital expenditures ............................................         (22,327)         (27,935)
  Cash paid for investments .......................................          (1,129)         (20,000)
  Investment in time deposit to establish loan guarantee collateral           8,500          (10,000)
  Other ...........................................................              --              674
                                                                         ----------       ----------
              Net cash used in investing activities ...............         (14,956)         (57,261)
                                                                         ----------       ----------
Cash Flows from Financing Activities
  Net borrowings (repayments) on line of credit ...................          (5,303)           9,491
  Payments on long-term debt ......................................          (1,658)          (1,511)
  Proceeds from exercise of stock options .........................           9,780               --
  Proceeds from initial public offering ...........................              --           64,459
  Capital contributions by Deluxe .................................              --           23,905
  Dividends paid to Deluxe ........................................              --          (13,800)
  Other ...........................................................              --                4
                                                                         ----------       ----------
              Net cash provided by financing activities ...........           2,819           82,548
                                                                         ----------       ----------
Adjustment for lag in financial reporting (Note 9) ................              --           (4,127)

Net increase in cash and cash equivalents .........................           7,134           53,002
Cash and cash equivalents at beginning of period ..................          78,731           35,849
                                                                         ----------       ----------
Cash and cash equivalents at end of period ........................      $   85,865       $   88,851
                                                                         ==========       ==========

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

3. The Company's total comprehensive income for the quarters ended September 30, 2001 and 2000 was $13.6 million and $3.6 million, respectively. Total comprehensive income (loss) for the nine months ended September 30, 2001 and 2000 was $25.0 million and $(0.5) million, respectively. The Company's total comprehensive income consists of net income and foreign currency translation adjustments.

4. In March 2000, the Company paid cash of $20.0 million for an approximate 24% interest in Access Cash International, L.L.C, (ACI), a limited liability company that provides automated teller machine (ATM) management services. This investment was being accounted for under the equity method of accounting and was included in long-term investments in the Company's consolidated balance sheet as of September 30, 2001. The difference of $20 million between the carrying value of the investment and the underlying equity in the net assets of ACI was being accounted for in the same manner as goodwill and was being amortized over 15 years and included in the Company's consolidated financial statements in interest and other income (expense) along with the Company's share of ACI's losses. The carrying value of this investment was approximately $17.3 million at September 30, 2001.

      The Company previously agreed to make up to $35 million of cash available for supplying ATMs managed by ACI and had supplied $20.5 million of cash for this purpose as of September 30, 2001. This cash is classified as current restricted cash in the accompanying balance sheet. The Company also agreed to guarantee up to $3.0 million (Canadian) face value of equipment leases for ACI's Canadian customers and through September 30, 2001 the Company had guaranteed lease payments amounting to $1.2 million. Through September 30, 2001, the Company had not been required to make any payments pursuant to these guarantees.

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

      The Amendment Agreement also amended the ATM deployment and management agreement so that, commencing in July 2001, the Company assumed the obligation for future ATM equipment sales and related maintenance and agreed to pay ACI a fixed monthly fee of $0.7 million to support these activities. The Company retained the right to cancel this feature of the Amendment Agreement if the equipment sales and maintenance revenues did not exceed $0.6 million per month. The Amendment Agreement also provided that the Company would pay ACI an additional $0.25 million per month under the ATM deployment and management agreement to provide further incentives to ACI to support the Company's sales efforts and to defray the cost to ACI of doing so. The Amendment Agreement also extended the minimum term of the ATM deployment and management agreement through March 31, 2002.

      The Company and the then majority owner of ACI also entered into an agreement, dated July 2, 2001, (Letter Agreement) acknowledging their mutual desire to pursue a transaction by which the Company would acquire the remaining 76% of ACI. The Letter Agreement required the Company to pay $150,000 to the other owners of ACI if the Company had not acquired the remaining equity interests in ACI by July 31, 2001, with additional payments becoming due if the Company had not acquired the remaining equity interests in ACI by subsequent milestone dates through March 31, 2002. In addition, the Letter Agreement required the Company to pay the other owners of ACI $200,000 in exchange for their agreement not to pursue other potential purchasers of their equity interests in ACI.

      The Company has determined that ACI's agreement to the Amendment Agreement was dependent on the Company's agreement to the Letter Agreement. As a result, management has concluded that these two agreements are inter-dependent and, in substance are one agreement effective in July 2002, and that the various elements of the two agreements can not be economically separated so as to support accounting for each element independently. Therefore, the payments among the Company, ACI and the owner of the remaining equity interests of ACI in accordance with these two agreements are being accounted for as advances and repayments, with the net amount to become an increase or decrease in the purchase price for the Company's acquisition of the remaining equity interests in ACI.

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

      The following table summarizes the change in the Company's restructuring accruals for the nine months ended September 30, 2001:

                                           Number
                                        of employees
      (dollars in thousands):             affected          Amount
                                        ------------      ----------
      Balance, December 31, 2000 ..             9         $      378
                                         ----------       ----------
      Severance paid ..............            (7)              (177)
      Adjustments .................            --                (40)
      Provision for restructuring .           224              3,200
                                         ----------       ----------
      Balance, March 31, 2001 .....           226         $    3,361
                                         ----------       ----------
      Severance paid ..............            (2)              (144)
      Adjustments .................            (1)              (100)
      Provision for restructuring .            --                 --
                                         ----------       ----------
      Balance, June 30, 2001 ......           223         $    3,117
                                         ----------       ----------
      Severance paid ..............           (12)              (177)
      Adjustments .................            --                 --
      Provisions for restructuring             --                 --
                                         ----------       ----------
      Balance at September 30, 2001           211         $    2,940
                                         ==========       ==========

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

      The accounting policies of the segments are the same as those described in
      Note 2 to the Company's audited consolidated financial statements included in the Company's Annual Report on Form 10-K. In evaluating segment performance, management focuses on operating income. The operating income measurement utilized by management excludes special charges and credits (e.g., restructuring charges, asset impairment charges, certain one-time charges that management believes are not reflective of on-going operations, etc.). Special credits in the third quarter of 2001 resulted from a $2.5 million net reduction in the Company's reserve for future losses on certain EBT contracts. Special charges in the first quarter of 2001 consisted of $3.2 million related to the closure of the Company's operations in Bothell, Washington. Special charges in the second quarter of 2000 consisted of $9.7 million for losses on certain EBT contracts and $2.9 million for costs related to the Company's separation from Deluxe. Special charges in the third quarter of 2000 consisted of $1.3 million related to the Company's separation from Deluxe. The charges and credits on the EBT contracts were recorded in cost of revenue in the government services segment. The costs related to the closure of the Bothell operations and the separation from Deluxe were charged to selling general and administrative expenses in the payment systems and services segment.

                                                    Quarter Ended September 30, 2001
                                                ----------------------------------------
                                                  Payment
                                                systems and    Government       Total
(dollars in thousands)                            services      services    Consolidated
                                                -----------    ----------   ------------
Total net revenues .........................      $121,818      $ 11,160      $132,978
Gross margin excluding special credits .....        51,286         5,146        56,432
Operating income excluding special credits .        14,421         4,381        18,802
Net special credits ........................            --         2,500         2,500
Gross margin including special credits .....        51,286         7,646        58,932
Operating income including special credits .        14,421         6,881        21,302
Depreciation and amortization expense ......        10,266            --        10,266
Segment assets .............................       397,228        20,064       417,292
Capital purchases ..........................         8,019            --         8,019

                                                    Quarter Ended September 30, 2000
                                                ----------------------------------------
                                                  Payment
                                                systems and    Government       Total
(dollars in thousands)                            services      services    Consolidated
                                                -----------    ----------   ------------
Total net revenues .........................      $ 92,760      $ 11,243      $ 104,003
Gross margin excluding special charges .....        37,133         3,395         40,528
Operating income excluding special charges .         5,370         2,347          7,717
Special charges ............................        (1,338)           --         (1,338)
Gross margin including special charges .....        37,133         3,395         40,528
Operating income (loss) including special
  charges .................................          4,032         2,347          6,379
Depreciation and amortization expense .....          7,719            --          7,719
Segment assets ............................        376,927        29,626        406,553
Capital purchases .........................         11,912            --         11,912

                                                   Nine Months Ended September 30, 2001
                                                 ----------------------------------------
                                                   Payment
                                                 systems and    Government       Total
(dollars in thousands)                             services      services    Consolidated
                                                 -----------    ----------   ------------
Total net revenues .........................      $ 350,561      $ 32,972     $ 383,533
Gross margin excluding net special items ...        136,907        12,898       149,805
Operating income excluding net special items         29,165        10,400        39,565
Net special items ..........................         (3,200)        2,500          (700)
Gross margin including net special items ...        136,907        15,398       152,305
Operating income including net special items         25,965        12,900        38,865
Depreciation and amortization expense ......         30,340            --        30,340
Capital purchases ..........................         22,327            --        22,327

                                                   Nine Months Ended September 30, 2000
                                                 ----------------------------------------
                                                   Payment
                                                 systems and    Government       Total
(dollars in thousands)                             services      services    Consolidated
                                                 -----------    ----------   ------------
Total net revenues .........................      $ 271,207      $ 34,021     $ 305,228
Gross margin excluding special charges .....        113,400        10,156       123,556
Operating income excluding special charges .         11,215         6,211        17,426
Special charges ............................         (4,212)       (9,700)      (13,912)
Gross margin including special charges .....        113,400           456       113,856
Operating income (loss) including special ..          7,003        (3,489)        3,514
charges
Depreciation and amortization expense ......         21,152            --        21,152
Capital purchases ..........................         27,935            --        27,935

Revenues are attributed to geographic areas based on the location of the assets and employees producing the revenues. The Company's operations by geographic area are as follows (in thousands):




                     Total Net Sales to External Customers      Property and Equipment
                 --------------------------------------------   ----------------------
                     Quarter Ended        Nine Months Ended
                     September 30,           September 30,           September 30,
                 --------------------    --------------------    --------------------
                   2001        2000        2001        2000        2001        2000
                 --------    --------    --------    --------    --------    --------
United
  States ....    $123,844    $ 97,398    $353,794    $285,922    $ 61,640    $ 65,633
United
  Kingdom ...       3,393       4,254      12,736      12,650       1,777       1,965
India .......       5,741       2,351      17,003       6,656       8,288       4,850
Other foreign
  countries .          --          --          --          --          28          37
                 --------    --------    --------    --------    --------    --------
Total .......    $132,978    $104,003    $383,533    $305,228    $ 71,733    $ 72,485
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

12.  Restatement/Subsequent events

     Subsequent to the issuance of the Company's consolidated financial statements as of and for the three and nine months ended September 30, 2001, management determined that the payments made among the Company, ACI and the owner of the remaining equity interests in ACI in accordance with the Amendment Agreement and Letter Agreement discussed in Note 4 should be accounted for as advances and repayments, with the net amount being an increase or decrease in the purchase price for the Company's acquisition of the remaining equity interests in ACI. Previously, the Company had recorded revenue of $2.1 million in the three months ended June 30, 2001, based on ACI's assignment in the Amendment Agreement of its equipment sales in the second quarter of 2001 to the Company to settle disputes related to an existing ATM deployment and management agreement, and had also previously recorded in the three months ended September 30, 2001, revenues of $2.4 million for payments received from ACI and $3.2 million in costs of revenue for payments made to ACI and the owner of the remaining equity interests of ACI, all such payments made in accordance with the two agreements.

     In February 2002, in response to questions raised by a former ACI employee regarding the accounting for the Amendment Agreement, the Company conducted a review of the Amendment Agreement and the Letter Agreement. Based on the review, management has concluded that these two agreements are inter-dependent and, in substance are one agreement that became effective in July 2002, and that the various elements of the two agreements can not be economically separated so as to support accounting for each element independently. As a result, the payments among ACI, the Company and the owner of the remaining equity interests in ACI should have been accounted for as advances and repayments with the net amount being an increase or decrease to the purchase price for the Company's acquisition of the remaining equity interests in ACI, rather than as revenues and expenses. Accordingly, the accompanying consolidated financial statements have been restated from amounts previously reported to account for the transactions resulting from these two agreements as discussed above and in Note 4 and to record the appropriate related adjustments to the provision for income taxes and the Company's equity in the earnings of ACI. The following summarizes the significant effects of the restatement on the accompanying financial statements:

                                                 September 30, 2001
                                            ----------------------------
                                            As Previously         As
(dollars in thousands)                         Reported        Restated
                                            -------------     ----------
Cash and cash equivalents ..............      $   85,865      $   85,865
Accounts receivable, net ...............         100,873          99,556
Total current assets ...................         231,620         230,303
Long-term investments ..................          18,104          18,453
Total non-current assets ...............         186,640         186,989
Total assets ...........................         418,260         417,292

Accrued other liabilities ..............          32,927          32,542
Total current liabilities ..............          93,826          93,441
Stockholders' equity ...................      $  323,884      $  323,301

                                                                                      Quarter ended September 30,
                                                                                                   2001
                                                                                     -----------------------------
                                                                                     As Previously         As
(dollars and shares in thousands except per share amounts)                             Reported          Restated
                                                                                     -------------      ----------
Net Revenue .....................................................................      $  135,353       $  132,978
                                                                                       ----------       ----------
  Cost of revenue, excluding loss contract and asset impairment charges (credits)          79,746           76,546
  Loss contract and asset impairment charges (credits) ..........................          (2,500)          (2,500)
                                                                                       ----------       ----------
  Total cost of revenue .........................................................          77,246           74,046
                                                                                       ----------       ----------
Gross Margin ....................................................................          58,107           58,932
  Selling, general and administrative expense ...................................          37,630           37,630
                                                                                       ----------       ----------
  Income from operations ........................................................          20,477           21,302
Other Income (Expense)
  Interest expense ..............................................................             (99)             (99)
  Interest and other income (expense) ...........................................               2             (163)
                                                                                       ----------       ----------
Income before income taxes ......................................................          20,380           21,040
Provision for income taxes ......................................................          (7,133)          (7,395)
                                                                                       ----------       ----------
Net income ......................................................................      $   13,247       $   13,645
                                                                                       ==========       ==========

Weighted average shares:
  Basic .........................................................................          46,248           46,248
                                                                                       ==========       ==========
  Diluted .......................................................................          48,030           48,030
                                                                                       ==========       ==========

Earnings per share
  Basic .........................................................................      $     0.29       $     0.30
                                                                                       ==========       ==========
  Diluted .......................................................................      $     0.28       $     0.28
                                                                                       ==========       ==========

                                                                                      Nine months ended September
                                                                                                30, 2001
                                                                                     -----------------------------
                                                                                     As Previously          As
(dollars and shares in thousands except per share amounts)                              Reported         Restated
                                                                                     -------------      ----------
Net Revenue .....................................................................      $  388,050       $  383,533
                                                                                       ----------       ----------
  Cost of revenue, excluding loss contract and asset impairment charges (credits)         236,928          233,728
  Loss contract and asset impairment charges (credits) ..........................          (2,500)          (2,500)
                                                                                       ----------       ----------
  Total cost of revenue .........................................................         234,428          231,228
                                                                                       ----------       ----------
Gross Margin ....................................................................         153,622          152,305
                                                                                       ----------       ----------
  Selling, general and administrative expense ...................................         113,440          113,440
                                                                                       ----------       ----------
  Income from operations ........................................................          40,182           38,865
Other Income (Expense)
  Interest expense ..............................................................            (598)            (575)
  Interest and other income (expense) ...........................................             799            1,128
                                                                                       ----------       ----------
Income before income taxes ......................................................          40,383       $   39,418
Provision for income taxes ......................................................         (14,334)         (13,952)
                                                                                       ----------       ----------
Net income ......................................................................      $   26,049       $   25,466
                                                                                       ==========       ==========

Weighted average shares:
  Basic .........................................................................          45,850           45,850
                                                                                       ==========       ==========
  Diluted .......................................................................          47,525           47,525
                                                                                       ==========       ==========

Earnings per share:
  Basic .........................................................................      $     0.57       $     0.56
                                                                                       ==========       ==========
  Diluted .......................................................................      $     0.55       $     0.54
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS: In March 2000, we paid cash of $20.0 million for an approximate 24% interest in Access Cash International, L.L.C, (ACI) a limited liability company that provides automated teller machine
(ATM) management services. This investment was being accounted for under the equity method of accounting and was included in long-term investments in our consolidated balance sheet as of September 30, 2001. The difference of $20 million between the carrying value of the investment and the underlying equity in the net assets of ACI was being accounted for in the same manner as goodwill and was being amortized over 15 years and included in our consolidated financial statements in interest and other income (expense) along with our share of ACI's losses. The carrying value of this investment was approximately $17.3 million at September 30, 2001.

We previously agreed to make up to $35 million of cash available for supplying ATMs managed by ACI and had supplied $20.5 million of cash for this purpose as of September 30, 2001. This cash is classified as current restricted cash in the accompanying balance sheet. We also agreed to guarantee up to $3.0 million (Canadian) face value of equipment leases for ACI's Canadian customers and through September 30, 2001 guaranteed lease payments amounting to $1.2 million. Through September 30, 2001 we had not been required to make any payments pursuant to these guarantees.

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

The Amendment Agreement also amended the ATM deployment and management agreement so that, commencing in July 2001, we assumed the obligation for future ATM equipment sales and related maintenance and agreed to pay ACI a fixed monthly fee of $0.7 million to support these activities. We retained the right to cancel this feature of the Amendment Agreement if the equipment sales and maintenance revenues did not exceed $0.6 million per month. The Amendment Agreement also provided that we would pay ACI an additional $0.25 million per month under the ATM deployment and management agreement to provide further incentives to ACI to support our sales efforts and to defray the cost to ACI of doing so. The Amendment Agreement also extended the minimum term of the ATM deployment and management agreement through March 31, 2002.

We and the then majority owner of ACI also entered into an agreement dated July 2, 2001 (Letter Agreement) acknowledging our mutual desire to pursue a transaction by which we would acquire the remaining 76% of ACI. The Letter Agreement required us to pay $150,000 to the other owners of ACI if we had not acquired the remaining equity interests in ACI by July 31, 2001 with additional payments becoming due if we had not acquired the remaining equity interests in ACI by subsequent milestone dates through March 31, 2002. In addition, the Letter Agreement required us to pay the other owners of ACI $200,000 in exchange for their agreement not to pursue other potential purchasers of their equity interests in ACI.

Subsequent to the issuance of our consolidated financial statements as of and for the three and nine months ended September 30, 2001, management determined that the payments made among us, ACI and the owner of the remaining equity interests in ACI in accordance with the Amendment Agreement and Letter Agreement discussed in Note 4 should be accounted for as advances and repayments, with the net amount being an increase or decrease in the purchase price for our acquisition of the remaining equity interests in ACI. Previously, we had recorded revenue of $2.1 million in the three months ended June 30, 2001, based on ACI's assignment in the Amendment Agreement of its equipment sales in the second quarter of 2001 to us to settle disputes related to an existing ATM deployment and management agreement, and had also previously recorded in the three months ended September 30, 2001, revenues of $2.4 million for payments received from ACI and $3.2 million in costs of revenue for payments made to ACI and the owner of the remaining equity interests of ACI, with all such payments made in accordance with the two agreements.

In February 2002, in response to questions raised by a former ACI employee regarding the accounting for the Amendment Agreement, we conducted a review of the Amendment Agreement and the Letter Agreement. Based on the review, management has concluded that these two agreements are inter-dependent and, in substance are one agreement that became effective in July 2002, and that the various elements of the two agreements can not be economically separated so as to support accounting for each element independently. As a result, the payments among ACI, us and the owner of the remaining equity interests in ACI should have been accounted for as advances and repayments with the net amount being an increase or decrease to the purchase price for our acquisition of the remaining equity interests in ACI, rather than as revenues and expenses. Accordingly, the accompanying consolidated financial statements have been restated from amounts previously reported to account for the transactions resulting from these two agreements as discussed above and in Note 4 and to record the appropriate related adjustments to the provision for income taxes and our equity in the earnings of ACI. The effects of the restatement on the consolidated financial statements are illustrated in Note 12.

RESULTS OF OPERATIONS - QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000.

The following table presents, for the periods indicated, the relative composition of net revenues and selected statements of operations data as a percentage of net revenues:

                                                                      Quarter Ended        Nine Months Ended
                                                                      September 30,           September 30,
                                                                  --------------------    --------------------
                                                                    2001        2000        2001        2000
                                                                  --------    --------    --------    --------
Net revenue
  Payment systems and services .............................        91.6%       89.2%       91.4%       88.9%
  Government services ......................................         8.4        10.8         8.6        11.1
                                                                  --------    --------    --------    --------
    Total net revenues .....................................       100.0       100.0       100.0       100.0
                                                                  --------    --------    --------    --------

Cost of revenue
  Payment systems and services .............................        53.0        53.5        55.7        51.7
  Government services
   Cost of revenue excluding loss contract charges/(credits)         4.6         7.5         5.2         7.8
    Loss contract and asset impairment charges/(credits) ...        (1.9)       --          (0.6)        3.2
                                                                  --------    --------    --------    --------
      Total cost of revenue ................................        55.7        61.0        60.3        62.7
                                                                  --------    --------    --------    --------

Gross margin ...............................................        44.3        39.0        39.7        37.3
                                                                  --------    --------    --------    --------

Selling, general and administrative expense ................        28.3        32.9        29.6        36.1
                                                                  --------    --------    --------    --------

Income from operations .....................................        16.0         6.1        10.1         1.2
                                                                  --------    --------    --------    --------

Other income (expense)
  Interest expense .........................................        (0.1)       (0.4)       (0.1)       (0.7)
  Interest and other income (expense) ......................        (0.1)        0.9         0.3         0.3
                                                                  --------    --------    --------    --------

Income before income taxes .................................        15.8         6.6        10.3         0.8

Provision for income taxes .................................        (5.5)       (2.9)       (3.7)       (0.6)
                                                                  --------    --------    --------    --------

Net income .................................................        10.3%        3.7%        6.6%        0.2%
                                                                  ========    ========    ========    =========

NET REVENUE - Net revenue increased $29.0 million, or 27.9%, to $133.0 million in the third quarter of 2001 from $104.0 million in the third quarter of 2000. Net revenue increased $78.3 million, or 25.7%, to $383.5 million for the first nine months of 2001 from $305.2 million in the first nine months of 2000.

Payment systems and services net revenue increased $29.0 million, or 31.3%, to $121.8 million in the third quarter of 2001 from $92.8 million in the third quarter of 2000. Net revenue of this segment increased $79.4 million, or 29.3%, to $350.6 million for the first nine months of 2001 from $271.2 million in the first nine months of 2000.

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

Deluxe has been, and is expected to continue to be, one of our most significant customers. During the third quarter of 2001, total net revenue from Deluxe was $9.3 million, or 7.0% of our total net revenue, compared to $13.6 million, or 13.1% of our total net revenues in the third quarter of 2000. For the first three quarters of 2001, total net revenue from Deluxe was $35.8 million, or 9.3% of our total net revenue, compared to $44.1 million, or 14.5% of our total net revenue, in the first three quarters of 2000. Of the $35.8 million of revenue earned from Deluxe so far this year, $30.7 million was for software development, $4.9 million was for business process outsourcing and the remainder was for payment processing. At present, we believe Deluxe will spend approximately $41 million for software development services with us for all of 2001. This amount is $2.0 million less than the $43 million annual minimum-spending target for such services specified in our software development and outsourcing agreement with Deluxe. If Deluxe fails to meet the minimum spending target, we will be entitled to receive a payment from Deluxe for the estimated profits on the revenue shortfall as set forth in the agreement. Such shortfall payment, if any is required, is not expected to be material to the results of our operations. We expect Deluxe to spend between $7 - $8 million with us in 2001 for business process outsourcing services. Based on recent communications with Deluxe, we believe that Deluxe presently plans to purchase a sufficient amount of software development services from us in 2002 to achieve or slightly exceed the $43 million annual minimum spending target in 2002.

Effective October 1, 2001 we acquired (the Acquisition) the remaining equity interests in ACI for a purchase price of approximately $42.6 million, of which approximately $38.3 million was paid in cash. Payment of the balance of the purchase price of $4.3 million is subject to the satisfaction of certain post-closing conditions. As a result of the acquisition, ACI has become a wholly-owned subsidiary and its balance sheets and statements of operations will now be consolidated with ours. In addition, the ATM management and deployment agreement will be of no further effect. We do not expect that the Acquisition will have a material impact on our reported revenue this year due to the effect of the previous ATM management and deployment agreement with ACI, nor do we expect the Acquisition to have a material impact on our publicly stated expectations regarding our fourth quarter results of operations.

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

Government services net revenue was approximately $11.2 million in both the third quarter of 2001 and 2000. Net revenue decreased $1.0 million, or 2.9%, to $33.0 million for the first nine months of 2001 from $34.0 million in the first nine months of 2000. The decrease in revenue for the first nine months of 2001 compared to the first nine months of 2000 was primarily due to the expiration of an electronic benefit-switching contract in the third quarter of 2000. This decline was partially offset by increased revenues from Medicaid eligibility verification services coupled with an increase in the number of cases processed. Although we continue to pursue EBT contracts where we can obtain them on a profitable basis, we expect to see a decline in the revenues of the government services segment in 2002 if our Medicaid eligibility verification contract with the state of New York expires. This contact has historically provided us approximately $11.0 million in annual revenue was previously scheduled to expire at the end of October 2001. New York has extended this agreement through April 2002, with a possibility of further extensions.

COST OF REVENUE - Cost of revenue increased $10.5 million, or 16.5%, to $74.0 million in the third quarter of 2001 from $63.5 million in third quarter of 2000. Cost of revenue increased $39.8 million, or 20.8%, to $231.2 million in the first nine months of 2001 from $191.4 million in the first nine months of 2000. As a percentage of revenue, cost of revenue was 55.7% for the third quarter of 2001 compared to 61.0% for the third quarter of 2000. For the first nine months of 2001, cost of revenue, as a percentage of revenue, was 60.3% compared to 62.7% for the first nine months of 2000. Excluding a net credit of $2.5 million and charge of $9.7 million to our reserve for future losses on certain government EBT contracts recorded in the third quarter of 2001 and the second quarter of 2000, respectively, cost of revenue as a percentage of revenue was 60.9% for the first nine months of 2001 and 59.5% for the first nine months of 2000.

Payment systems and services cost of revenue increased by $14.9 million, or 26.8%, to $70.5 million in the third quarter of 2001 from $55.6 million in the third quarter of 2000. Cost of revenue increased by $55.9 million, or 35.4%, to $213.7 million in the first nine months of 2001 from $157.8 million in the first nine months of 2000. As a percentage of segment revenue, cost of revenue was 57.9% for the third quarter of 2001 compared to 59.9% for the third quarter of 2000. For the first nine months of 2001, cost of revenue as a percentage of segment revenue was 61.0% compared to 58.2% for the first nine months of 2000.

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

GROSS MARGIN - Gross margin increased by $18.4 million, or 45.4%, to $58.9 million in the third quarter of 2001 from $40.5 million in the third quarter of 2000. Gross margin increased by $38.4 million, or 33.7%, to $152.3 million in the first nine months of 2001 from $113.9 million in the first nine months of 2000. As a percentage of revenue, gross margin was 44.3% for the third quarter of 2001 compared to 39.0% for the third quarter of 2000. Excluding a net credit of $2.5 million related to our estimates of future losses on certain government EBT contracts, gross margin in the third quarter of 2001 was 42.4%. Excluding net credits of $2.5 million and net charges of $9.7 million related to revisions of our estimates of future losses on certain government EBT contracts recorded in the third quarter of 2001 and the second quarter of 2000, respectively, gross margin as a percentage of revenue was 39.1% for the first nine months of 2001 compared with 40.5% for the first nine months of 2000.

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

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES - SG&A expense increased by $3.5 million, or 10.3%, to $37.6 million in the third quarter of 2001 from $34.1 million in the third quarter of 2000. SG&A expense increased by $3.1 million, or 2.8%, to $113.4 million in the first nine months of 2001 from $110.3 million in the first nine months of 2000. As a percentage of revenue, SG&A expense was 28.3% for the third quarter of 2001 compared to 32.9% for the third quarter of 2000. For the first nine months of 2001, SG&A expense as a percentage of revenue was 29.6% compared to 36.1% for the first nine months of 2000.

Excluding a charge of $1.3 million for costs related to our separation from Deluxe, SG&A expense as a percentage of revenue was 31.6% in the third quarter of 2000. Excluding a charge of $3.2 million taken in the first quarter of 2001 primarily for severance costs related to the closure of our operations in Bothell, Washington and charges of $4.2 million taken in the second and third quarters of 2000 related to separation costs from Deluxe, SG&A expense as a percentage of revenue was 28.7% for the first nine months of 2001 compared to 34.8% for the first nine months of 2000.

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

OTHER INCOME (EXPENSE) - Other expense was $0.3 million during the third quarter of 2001 compared to other income of $0.5 million for the third quarter of 2000. For the first nine months of 2001, other income was $0.6 million compared to other expense of $1.3 million for the first nine months of 2000. Other income in 2001 includes the interest earned on cash and cash equivalents, offset by goodwill amortization related to our investment in ACI, our share of ACI's losses and interest on our India line of credit (which was repaid in March of 2001). Other expense in 2000 includes interest expense related to our intercompany balance payable to Deluxe (which was settled at the Spin-Off) and interest expense on borrowings under our India line of credit, offset by interest earned on cash and cash equivalents. The primary driver of the decrease in other expense is the absence of interest due to Deluxe on intercompany balances in 2001.

PROVISION FOR INCOME TAXES - The provision for income taxes was $7.4 million in the third quarter of 2001 compared to $3.0 million in the third quarter of 2000 resulting in effective tax rates of 35.1% and 43.4%, respectively. The effective tax rate for the first nine months of 2001 was 35.4% compared to 76.0% for the first nine months of 2000. During the third quarter of 2001, the effective tax rate for 2001 was reduced from 35.7% to 35.4%. This rate reduction was obtained as a result of recognizing the income tax benefit of certain federal net operating losses. The income tax benefit of these losses was not previously recognized. Our Indian software development and business process management operations qualify for tax incentives associated with businesses that operate within designated geographic locations. Such incentives generally provide us with exemptions from Indian tax on certain business income generated from these operations. These incentives phase out through March 2009.

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

The following table sets forth a summary of our cash flow activity and should be read in conjunction with our unaudited consolidated statements of cash flows:

                                              Summary of Cash Flows
                                                Nine Months Ended
                                                   September 30,
                                              ----------------------
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
                                              ========      ========

Cash flows from operating activities were $19.3 million and $31.8 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in operating cash flow is primarily the result of an increase in accounts receivable to $99.6 million at September 30, 2001 from $57.8 million at December 31, 2000. This increase is reflective of our revenue growth, a change in the way we process our billings to and from Deluxe Corporation and the software sale to Concord EFS near the end of the third quarter. Prior to the Spin-Off, all billing activity with Deluxe Corporation was settled through a single inter-company account. Subsequent to the Spin-Off, we send Deluxe invoices which are recorded as receivables. Excluding the Concord EFS software transaction and the effect of our change in billing methods with Deluxe, days sales in accounts receivable has improved from where it stood at September 30, 2000.

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

Cash provided from financing activities was $2.8 million for the nine months ended September 30, 2001. We used cash to repay debt of $6.9 million, including the repayment of $5.3 million outstanding under our Indian credit facility. In addition, proceeds from the exercise of stock options and shares purchased through our employee stock purchase plan provided cash of $9.8 million. Cash provided from financing activities was $82.5 million for the nine months ended September 30, 2000. We completed our IPO in June 2000, generating proceeds of $64.5 million. In addition, Deluxe provided $10.1 million to increase the capitalization of the Company in preparation for the Spin-Off and we had net borrowings of approximately $8.0 million.

The adjustment for the lag in financial reporting during December 1999 represents the net cash flows of our Indian operations. Previously, this business reported its results of operations and financial position on a one-month lag. In January 2000, this business changed its reporting period to coincide with the rest of our Company.

In October 2001, we used $38.3 million from our existing cash reserves to fund our acquisition of the remaining equity interests in ACI. We believe that cash generated from operations, borrowings under available credit facilities and our unrestricted cash balance will provide sufficient funds for our operations for the foreseeable future.

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

The net offering proceedings to the Company after deducting the total expenses associated with the offering was estimated to be $64,459,370. The following table summarizes the amount of these net-offering proceeds that were used during the period from the effective date of the offering through September 30, 2001 for the purposes shown:

Infrastructure and cost savings initiatives ..................     $18,500,000*
Product development expenditures .............................      11,200,000*
Construction of plants, buildings and facilities .............       7,400,000*
Purchase and installation of machinery and equipment .........       8,600,000*
Purchases of real estate .....................................               0
Acquisition of other businesses ..............................               0
Repayment of indebtedness ....................................       5,303,000
Working capital ..............................................               0
Temporary investments (money market funds and commercial paper
   having a maturity of two weeks or less) ...................      13,456,370
                                                                   -----------
    Total ....................................................     $64,459,370
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

In recent years, ACI has operated at a loss. Continued improvement in the future will depend upon our ability to effectively integrate ACI's operations into our organization, to efficiently manage the deployment of the ATMs and to generate additional revenues from the installed ATM base and the sale of new machines. No assurance can be given that we will be successful in these efforts. If we are not successful in our effort to improve the revenues and profitability of ACI, our future results of operations will be adversely affected. In addition, the expansion of the installed base of ATMs may require the application of increased amounts of cash to keep the machines appropriately supplied with cash for withdrawal by consumers. In addition, regulations are currently being considered regarding the application of the Americans with Disabilities Act to ATM networks. Although any regulations could result in increased opportunities for ATM sales by us, they could also require us to retire or retrofit portions of the ATM base we own. It is also possible that existing ATM networks will be exempted from any future regulations. As a result we are unable at this time to determine whether, and to what extent, any final regulations will impact our business.

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

WE ARE DEPENDENT ON DELUXE FOR A SIGNIFICANT PORTION OF OUR REVENUE.

In the first nine months of 2001, net sales to Deluxe represented 9.3% of our total net revenues. On a year-over-year basis, however, total revenues from Deluxe declined by 18.8% to $35.8 million during the first three quarters of 2001 from $44.1 million in the first three quarters of 2000. Although Deluxe has established minimum spending targets of $43 million per year through March 31, 2005 for software development, maintenance and other support services from us and has indicated that it expects to purchase services from us in 2002 at approximately this level, further efforts at expense reduction by Deluxe could cause the revenues we receive from Deluxe to continue to decline. The loss of Deluxe as a customer or a material reduction in the amount of services it orders from us would materially adversely affect our future results of operations and financial condition.

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

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR BUSINESS.

Because we currently sell some of our products and services in Europe, Australia and South and Latin America, our business is subject to risks associated with doing business internationally. Also, we may not be successful in selling our services outside of the United States. In the first nine months of 2001, we generated approximately 7.8% of our net sales outside of the United States. Our future results could be harmed by a variety of factors, including:

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

Deluxe has agreed to indemnify us for future losses arising from any litigation based on the conduct of the business prior to our initial public offering and future losses on identified loss contracts in excess of estimates underlying our $29.2 million loss contract reserves as of April 30, 2000. This indemnification obligation does not apply to losses contemplated by the existing reserve and is subject to a $14.6 million limit. In addition, Deluxe's indemnification does not apply to any contract that was not in a loss position as of April 30, 2000 and so if any of these profitable contracts were to become unprofitable, no indemnification would be available. Our loss contract reserves are based on estimates of the future performance of identified contracts, and the estimated results may not be realized. As a result, we may incur losses beyond our current reserves and Deluxe's indemnification. For example, a reduction in the number of welfare recipients below our current expectations could increase our projected future losses. These excess losses would be recognized in future periods and decrease our earnings for those future periods.

WE FACE TERMINATION AND COMPLIANCE RISKS WITH RESPECT TO OUR GOVERNMENT
CONTRACTS.

All of our government contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized 8.4% of our net sales in the third quarter of 2001 pursuant to contracts of this type. If a government contract is so terminated, the contractor generally is entitled to receive compensation only for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

Exhibit No.                                 Description                                  Method of Filing
-----------   ------------------------------------------------------------------------   ----------------
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

   10.4       Change in Control Agreement between the Company and Paul W. Finch.                *
              (incorporated by reference to the Company's Quarterly Report on Form
              10-Q for the quarter ended September 30, 2001)

*Incorporated by reference


(b) Reports on Form 8-K:

    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         eFunds Corporation
                                         (Registrant)


Date: March 4, 2002                      /s/ J. A. Blanchard III
                                         --------------------------------------
                                         J. A. Blanchard III,
                                         Chief Executive Officer and Chairman
                                         (Principal Executive Officer)



Date: March 4, 2002                      /s/ Paul H. Bristow
                                         --------------------------------------
                                         Paul H. Bristow
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.                                 Description                                  Page No.
-----------   ------------------------------------------------------------------------   --------


