Form 10-K405
period 2001-12-31
EFUNDS CORP
filed 2002-04-01
CIK 1109190

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.
      Commission file number 0-30791.

                               eFUNDS CORPORATION

             (Exact name of registrant as specified in its charter)


          Delaware                                               39-1506286
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


Gainey Center II
8501 N. Scottsdale Road, Suite 300                                 85253
Scottsdale, Arizona                                              (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:  (480) 629-7700

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

The aggregate market value of the voting stock held by non-affiliates of the registrant is $757,517,722 based on the last sales price of the registrant's common stock on the National Association of Securities Dealers Automated Quotation System on March 27, 2002. The number of outstanding shares of the registrant's common stock as of March 27, 2002 was 46,519,365 and the last sales price of the registrant's common stock on that date was $16.40.

Documents Incorporated by Reference: Portions of the registrant's proxy statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities Exchange Commission on or before April 30, 2002, is incorporated by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I

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

      In April 1999, we began the process of combining four of Deluxe's other former operating units into an integrated electronic payments and risk management business. The operations combined were DebitBureau, Chex Systems, Inc., Deposit Payment Protection Services, Inc. and an electronic check conversion company that Deluxe acquired in February 1999. In September 1999, we changed the name of our Company to eFunds Corporation. In January 2000, we decided to combine Deluxe's professional services business, eFunds IT Solutions Group, Inc. and eFunds International India Private Limited, with our electronic payments and risk management businesses. In June 2000, we sold 5,500,000 shares of our common stock to the public at a price of $13.00 per share. After the IPO, Deluxe continued to own about 87.9% of the outstanding shares of our common stock. In December 2000, Deluxe distributed all of the shares of our common stock owned by it to its shareholders through a tax-free spin-off (the "Spin-Off") in which each of its shareholders received approximately .5514 of a share of our common stock for each Deluxe share owned by them. Following the Spin-Off, Deluxe ceased to own any shares of our common stock.

      In March 2000, we paid cash of $20.0 million for an approximate 24% interest in Access Cash International, L.L.C. ("ACI"), a limited liability company that provides automated teller machines ("ATM") services. ACI was the second largest independent provider of ATM services in the United States. In September 2000, we entered into an ATM deployment and management agreement with ACI under which we received fees paid by customers utilizing ATMs deployed by us and interchange fees from their banks. ACI managed this network of ATMs in exchange for a management fee determined by reference to the number of ATMs under management. Effective October 1, 2001, we acquired (the "Acquisition") the remaining approximately 76% of the equity interests in ACI for approximately $44.6 million, of which approximately $40.3 million was paid in cash on the closing date of the Acquisition. Payment of the $4.3 million balance of the purchase price is subject to the satisfaction of certain post-closing conditions. We entered into the ATM deployment and management agreement and ultimately acquired ACI as part of our strategy to increase our transaction processing revenues through the acquisition and control of ATM transactions at the point of origination. At the time of the Acquisition, ACI managed a network of approximately 8,500 ATMs throughout the U.S. and Canada.

      ACI had been operating at a loss in periods prior to the Acquisition. A major objective of the Acquisition was to improve its financial performance in 2002 and beyond. We expect improvement in the ACI business to come from four major sources: (i) reduced operating costs through the integration of sales, marketing, operations and facilities, (ii) the elimination of processing fees for more than 6,000 of ACI's ATMs that were being paid by ACI to third party processors by migrating the processing of all of ACI's transactions to our data centers, (iii) the redeployment of under-performing or idle ATMs and (iv) higher branding revenues from existing and new branding customers. We currently expect that the Acquisition will be accretive in 2002.

      On January 31, 2002, we purchased substantially all of the U.S. ATM-related assets of Hanco Systems, Inc., an independent ATM deployment and management company ("Hanco"). We paid approximately $11.4 million in cash, plus an additional amount for outstanding accounts receivable of Hanco and the assumption of certain of its liabilities. Hanco managed a network of approximately 2,500 ATMs in 30 states. We are actively pursuing the acquisition of the ATM portfolios of other independent ATM deployment and management companies.

      Our principal executive offices are located at Gainey Center II, 8501 N. Scottsdale Road, Suite 300, Scottsdale, Arizona 85253 and our telephone number is 480-629-7700. Our Internet address is www.efunds.com. The information contained on our web site is not a part of this document.

OUR BUSINESS

      We provide electronic transaction processing, ATM outsourcing and decision support and risk management services to financial institutions, retailers, electronic funds transfer networks, e-commerce providers and government agencies. We also offer business process outsourcing services to complement our payments business. Our services enable our clients to reduce their transaction and infrastructure costs, detect potential fraud and enhance their relationships with their customers. We operate two principal businesses:

      -     Payment systems and services; and

      -     Government services.

      PAYMENT SYSTEMS AND SERVICES

      Our payments systems and services segment provides transaction processing and ATM deployment and outsourcing services, decision support and risk management products as well as related information technology consulting and business process management services. Our payment systems and services segment had net revenues of $468.7 million in 2001, which represented approximately 91% of our total net revenues in 2001.

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

      To carry out the tasks required, each ATM or point-of-sale device is typically connected to several computer networks. These networks include private networks that connect the devices of a single owner, shared networks that serve several device owners in a region and national shared networks that provide access to devices across regions. Each shared network has numerous financial institution members. For example, the COOP network, for which we provide processing services, has over 800 credit union members. As part of our transaction processing services, we, and other gateway service providers like us, provide cardholders with access across these multiple networks.

      Our subsidiary ACI is also an independent provider of ATMs. As part of this service, we place ATMs with convenience, grocery, general merchandise and drug stores, as well as gas stations, located throughout the United States and Canada. We are the largest independent provider of ATM services in the United States and we currently manage an active network of approximately 11,000 ATMs. We are migrating the processing of the ATM transactions generated at these machines to our networks as ACI's existing processing agreements with third party processors expire. Currently, we provide the processing for approximately 4,600 of the ATM machines in our network and we expect to complete the transition of the processing for our remaining 6,400 ATMs by the end of the year. We own or lease approximately 20% of the ATMs placed at the merchant locations and the remaining ATMs are owned or leased by our merchant customers. We collect both ATM surcharge fees from consumers using ATMs deployed by us and interchange fees from their banks. We share a greater or lesser portion of these fees with the merchant, depending on whether we or the merchant owns or leases the ATM at which the transaction originated. We also have approximately 250 machines in inventory that are available for deployment. We expect to expand our network through the placement of additional ATMs and the acquisition of additional independent ATM providers. We will also seek to generate additional revenues from the sale of branding slots on the deployed machines. These branded machines enable customers of the sponsoring institution to use the branded ATM without paying a surcharge fee. We are also seeking to provide financial institutions with ATM management services.

      We drive or operate more than 10,000 bank-owned ATMs in addition to those included in our Access Cash network and more than 72,000 point-of-sale terminals. These terminals include approximately 40,000 electronic benefits terminals, 19,000 Medicaid benefits terminals and 13,000 bank-owned retail terminals. We process virtually all types of debit-based transactions, including cash withdrawals, cash deposits, balance inquiries, purchases, purchases with cash back and purchase returns. In 2001, we processed approximately eight billion transactions, with 99.99% system availability. In addition, we authorize cash advances and purchases initiated with credit cards at ATM or point-of-sale locations. We also provide 24 hour a day, 7 day a week monitoring of ATMs for system irregularities.

      We license our electronic funds transfer software, the same software that drives our electronic funds transfer processing business, to in-house processors and regional networks in 23 foreign countries and in the United States. In 2001, our licensees processed over 13 billion transactions around the world using our electronic funds transfer software. Our electronic funds transfer software runs on IBM and Tandem computing platforms. We also provide software maintenance and support services.

      In 2001, Concord EFS acquired the STAR debit network, formerly our largest transaction processing customer, and notified us that it intended to terminate STAR's processing agreement with us and perform the processing for this network at its own data centers. As part of the transition of this activity, Concord EFS licensed our EFT software and contracted for the long-term maintenance thereof and for professional services to assist in the migration effort. The license to Concord EFS represented our largest software licensing transaction to date. The transition of the processing for the STAR network to Concord EFS is currently scheduled to be completed by the fourth quarter of 2002. Concord EFS will pay us fixed monthly fees for processing we perform for the STAR network during the transition period and we expect to see the revenues from our relationship with STAR decline substantially from historical levels in future periods. Including software license and maintenance fees and fees for processing transactions for STAR, Concord EFS accounted for approximately $56.2 million of net revenue during the year ended December 31, 2001, or approximately 10.9% of our total net revenues in that year. We do not expect that the fees we received from Concord EFS in 2001 will recur at comparable levels in future periods and we currently estimate that the total net revenues we will recognize from our relationship with Concord EFS in 2002 will approximate $25 million. Approximately 40% of this amount is expected to be recognized in the first quarter of 2002 and substantially all of the remaining balance is expected to occur ratably in the second and third quarters.

      During 2001, we provided processing services to the American Clearing House Association, a private sector automated clearinghouse service, or ACH, provider. The ACH network is an electronic payment delivery system used primarily to process repetitive payments, such as mortgage payments, payroll, social security payments and utility payments. The ACH network routes electronic funds transfers between financial institutions on behalf of their customers. The Federal Reserve is the largest ACH service provider. As a result of fee reductions instituted by the Federal Reserve that do not apply to third party ACH providers like ourselves, we have now determined to exit this business. This business accounted for $0.8 million in net revenues in 2001.

      Decision Support and Risk Management

      We offer products that help financial institutions, retailers and other businesses that open debit accounts or accept checks and other forms of debit payments to:

      -     determine the likelihood of account fraud and identity manipulation;

      - assess the overall risks involved in opening new accounts or accepting payment transactions; and

      - make better predictions about other products their customers are likely to purchase.

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

      Our SCAN, or Shared Check Authorization Network, helps retailers reduce the risk of write-offs for dishonored checks due to insufficient funds and other forms of account fraud or identity manipulation. When a check is presented as payment at the point-of-sale, SCAN members run the check through a scanner. The information on the check is then compared to the SCAN database to determine whether there have been previous payment problems with the check writer or his or her account. SCAN then reports any issues to the retailer and the merchant decides whether or not to accept the check. SCAN serves 13 of the 20 largest retailers in the United States based on recent market data. More than 77,000 retail locations report returned check activity to the SCAN network. Our larger retail customers host our SCAN database on their own computers. Others access the database through our SCAN Online Offering. Merchants pay a service fee for SCAN based on the aggregate dollar value of checks authorized by them, if they host the SCAN file themselves, or by the number of inquiries submitted, if they use SCAN Online. Additional fees apply for inquiries by the retailers or consumers to our call centers.

      To help retailers manage their check acceptance programs, we offer collection services to some SCAN members. We tailor our collection strategies to specific retailer needs. The services generally involve sending letters and follow-up telephone calls to consumers whose checks have been returned. In the past, we occasionally extended a portfolio purchase option to SCAN members. Under this program, we purchased returned checks from the retailer at a mutually agreed upon discount from the face amount and assumed the collection risk on the returned items. We have discontinued this product offering. In 2001, we began a limited market introduction of our SecureFunds check guarantee product pursuant to which we purchase approved checks at a discount and assume the risk of collection. The widespread introduction of this service remains under consideration.

      Our ChexSystems business is a provider of new account applicant verification services for financial institutions. ChexSystems provides access to more than 18 million closed-for-cause account histories and 52 million records of new account inquiries through our FraudFinder product. An account is considered closed-for-cause when, for example, a consumer refuses to pay the account fee and the bank closes the account. ChexSystems helps financial institutions assess the risks involved in opening an account for a new customer by enabling them to make inquiries against our database when a consumer applies for a new account. ChexSystems also helps financial institutions make decisions about offering additional financial products to new customers. The ChexSystems service is used by more than 88,000 financial institution locations. Financial institutions may access the service online or by telephone. We also are developing an Internet-based new account verification service. Financial institutions pay a service fee for our new account verification services based on the number of inquiries they send to us. During 2002, we plan on introducing a new set of customer acquisition and account management products and services for financial institutions that will utilize our DebitBureau data for decision support purposes.

      As a separate service, we also provide collection services to financial institution clients of ChexSystems. We do not assume any collection risk for these services. We contract with a third party for extended collection activity.

      ChexSystems also offers DebitReport, a service pursuant to which our DebitBureau data is made available to credit grantors, directly and through credit bureaus, to supplement their credit decisioning processes and for use in making pre-approved offers of credit.

      Professional Services

      To complement and support our electronic payments business, we provide our clients with information technology and business process outsourcing services. Our business process management and outsourcing services focus on both back-office and customer support business processes, such as accounting operations, help desk, account management, transaction processing and call center operations. Our business process outsourcing services are provided primarily at our shared services facility in Gurgaon, India and at our call center sites in Mumbai, India. Our offshore business processing capabilities allow our clients to focus on their core processes, reduce their direct personnel costs, avoid non-core capital investments and improve the quality of their outsourced operations.

      Our information technology services include the installation of our electronic payment products and the integration of these products within the customer's existing information technology infrastructure. We also customize our standard products and develop new applications for clients who want additional features and functionality and help clients test and refine our products in their information technology environments. In addition, we provide on-site user training on our products and solutions for the information technology, operations and management staff of clients. We build long-term continuing relationships with our clients by providing on-going maintenance and support of our software products.

      Our former parent company, Deluxe, is the principal customer for our professional services offerings. In 2001, sales to Deluxe were $47.6 million. Sales to Deluxe for the year ended December 31, 2001 include fees related to services provided pursuant to a five-year software development and business process outsourcing agreement that we signed with Deluxe in 2000. If Deluxe fails to spend a minimum of $43 million for software development services under this agreement in any year, it will be obligated to make payments to us based on a schedule in the contract that is reflective of our estimates of our lost profits. For the year ended December 31, 2001, Deluxe's spending attributable to the software development component of this agreement was $41.1 million, which did not meet the minimum-spending target. Accordingly, additional fees of $0.3 million were accrued. This agreement also calls for us to provide business process management services, including accounts receivable, accounts payable and other general accounting and data entry services to Deluxe. Deluxe's annual minimum spending target for business process management services ranges from $8.1 million in 2000 to $4.2 million in 2004. Revenue from Deluxe for business process outsourcing services was $6.2 million for the year ended December 31, 2001. The provision of services by us under the software development and business process outsourcing agreement is non-exclusive, and Deluxe may contract with any third party for the provision of professional services.

      GOVERNMENT SERVICES

      Our government services business was started in response to federal mandates that require state and local governmental agencies to convert to electronic payment methods for the distribution of benefits under entitlement programs, primarily food stamps and Transitional Aid to Needy Families (formerly Aid to Families with Dependant Children). Our electronic benefits transfer processing system manages, supports and controls the electronic payment and distribution of cash benefits to program participants through ATMs and point-of-sale networks. Our services reduce operating costs and fraud for the government agency administering the benefits program, eliminate the food stamp stigma for recipients through the use of a plastic ATM-like card and make benefits more readily available to recipients at retail point-of-sale terminals and ATMs.

      In 1993, we rolled out our first statewide system to electronically deliver these benefits using our electronic funds transfer capabilities. From 1994 through 1996 we bid on contracts that secured business as a prime or subcontractor with over 30 states and local governments, including three subcontracts with coalitions of states. We were providing services for 30 state and local governments at the end of 2001. All of our government services contracts relate to government entitlement programs.

      We also offer a Medicaid eligibility verification processing service that performs online verification of a person's eligibility for Medicaid services. Our system provides authorization services, drug utilization review and electronic claims capture and transmission for pharmacies and managed care firms. Currently, we provide this service for the State of New York's Medicaid program. Our contract with New York provided us with $11.9 million in revenue in 2001 and was previously scheduled to expire at the end of October 2001. New York has extended this contract through October 2002. It is possible that we may be offered further extensions, but no assurances can be given that our contract will in fact be further extended.

      All of our government contracts are for scheduled service periods of five to seven years, although all of our government services contracts are terminable by the contracting governmental entity at any time. The contracts are based on a fixed price per recipient, variable volume model. For the three contracts with coalitions of states, we serve as a subcontractor for Citibank. An integral part of these arrangements was an exclusive switching services agreement with Citibank pursuant to which we provided services that allowed benefit recipients to use their benefit cards to purchase goods from merchants located in a state other than their state of residence and from merchants who were not members of our network.

      Prior to 2001, our government services segment experienced a history of losses that resulted in special charges for loss contracts, asset impairments and legal proceedings totaling approximately $90 million.
Although our government services business realized $16.8 million of operating income in 2001 (including a net special credit of $2.5 million resulting from the reduction of previous loss contract accruals), it contributed operating losses of $106,000 in 2000 and $6.6 million in 1999, including special charges for loss contracts incurred in these years. Deluxe has agreed to indemnify us against future losses on government services contracts that were in a loss position at the time of our IPO to the extent the projected future losses on these contracts exceed the loss contract reserve we had established as of April 30, 2000. Deluxe has also agreed to indemnify us against future losses related to any litigation related to this business based on any facts or circumstances arising prior to the completion of our IPO. The indemnification obligations of Deluxe do not apply to losses contemplated by our pre-IPO loss contract reserves and are subject to a $14.6 million limit. If Deluxe were to make any indemnification payments for any litigation, Deluxe's loss contract indemnification obligations would be correspondingly reduced. In addition, Deluxe's indemnification does not apply to any contract that was not in a loss position on April 30, 2000 and so if any of our contracts that were then projected to be profitable were to become unprofitable or if we enter into a new contract that became unprofitable, no indemnification would be available. We had an additional loss contract accrual of $1.3 million in 2001 relating to a revised estimate for a contract that was previously expected to be profitable. This new accrual is not subject to Deluxe's indemnification obligations.

      We had previously announced that we intended to exit the government services business when our then-current contractual commitments expired in 2006. We have revised this position and we now intend to continue to pursue additional contracts for this business without regard to their expiration date. We also intend to continue to take steps to further improve the profitability of this business. We have recently been informed that we have been awarded the prime EBT contracts for the States of Alabama and Missouri. The contract with Alabama will commence in June 2002 and we believe the Missouri agreement will commence in January 2003. When fully operational, these relationships are expected to generate an aggregate of approximately $4.5 million in annual incremental revenues over the amounts we received from these States in 2001 by reason of our subcontract with Citibank.


      Our government services segment had net revenues of $44.9 million in 2001, which represented 9% of our total net revenues. Net revenues for our government services business are primarily derived from monthly fees paid by the participating governmental agencies that are based on the number of benefit recipients.

      Sales and Marketing

      We market our electronic products and services through a direct sales force and indirect sales channels, such as distributors, resellers and alliances. We organize our direct sales force in four tiers determined by customer size. We work collaboratively with our customers and prospective customers to help them identify and solve their business challenges through the application of new solutions based on our products and services. Because many of our customers use a combination of our products and services, our direct sales force primarily targets larger existing and new customers to capture cross-selling opportunities. Our international sales force is focused on the sale of our transaction processing software to large financial institutions throughout the world.

      Most of our direct sales personnel are deployed across the country and generally operate out of their homes or on our customers' premises. We also have some direct sales personnel who work out of our offices in Milwaukee, Wisconsin; Shoreview, Minnesota; Scottsdale, Arizona; and Dallas, Texas. Our international sales offices are located in Sydney and Melbourne, Australia; Mumbai, India; and Runcorn, England. We build awareness of our products and services and the eFunds corporate name through targeted advertising, public relations, participating in trade shows and conferences and providing product information through our web site.

      Customer Support, Technology and Infrastructure

      Customer Support. We provide customer support services through our customer contact centers located in Bloomington, Minnesota; Dallas, Texas; Gurgaon and Mumbai, India; Milwaukee, Wisconsin; and Phoenix, Arizona. Most of our contact centers are open 24 hours a day, 7 days a week and provide access to website, e-mail and telephone support. We also provide technical and operational support for our customers in our data centers. In addition to user questions and technical issues, in accordance with the Fair Credit Reporting Act we respond to inquiries from consumers who have been denied check authorization or rejected for a new banking account. We also provide on-site customer support services in connection with our other products and services, and charge a separate fee for these services based on an hourly rate.

      Technology. Our products are configured to run on operating systems widely adopted by the electronic debit payment industry. These include the Tandem, IBM, UNIX and Windows operating environments. Our software is developed using C, C++, Cobol, HTML, TAL, Java and other programming languages. Our software products are interoperable with a wide range of terminal types and computer networks and support a variety of communications protocols, such as TCP/IP as well as other protocols.

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

      In the electronic payments market, our principal competitors include:

      - third-party network and credit card processors, including First Data, Equifax, Total System Services, EDS, Concord EFS and Alliance Data Systems;

      - financial institutions that have developed in-house processing capabilities or services similar to ours, including Bank of America, M&I Bank and Fifth Third National Bank;

      - electronic data interchange and cash management providers, including Fiserv, CheckFree, Metavante, EDS and Fundtech;

      - electronic bill payment providers, including CheckFree, EDS, MasterCard, Spectrum and Visa;

      - electronic funds transfer software providers, including Transaction System Architects, SLMsoft, Oasis, Mosaic and PaySys; and

      - national information database companies, including Equifax, Experian and TransUnion.

      In the market for electronic transaction processing and government services, the principal factors on which we compete are price and service levels. Competition for our decision support and risk management products is based primarily on the quantity and quality of the data available to us for this purpose and, to a somewhat lesser degree, price. Our business process outsourcing and professional services offerings compete primarily on the basis of the quality of service levels and, to some degree, price. We believe that we have competed effectively to date. Our continued ability to do so will require us to effectively manage our costs, respond promptly and effectively to changes in the marketplace and innovations by our competitors and to efficiently introduce new products and services and combinations of our new and existing products and services that are reflective of the current needs of our customers.

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

      Because we collect and disclose debit data and other personal information about consumers, we are subject to the federal Fair Credit Reporting Act and any state laws providing greater consumer protections. The Fair Credit Reporting Act provides that consumers have the right to know the contents of the records pertaining to them which are maintained at our consumer reporting agencies, to challenge the accuracy of that information and to have their information verified, updated or removed if it is incorrect. To comply with these requirements, we maintain consumer relations call centers for each of our consumer reporting businesses. We are also required to maintain a high level of security for the computer systems in which consumer data files reside.

      Our consumer reporting agencies and collection agencies are also subject to regulation by the Federal Trade Commission. In addition, our debt collection services are subject to the Fair Debt Collection Practices Act and state collections statutes and licensing requirements.

      Financial institutions are now subject to the requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act. Regulations implementing the privacy provisions of this law went into effect in July 2001. The Act imposes significant requirements on any entity engaged in the business of providing financial services, including entities that provide services to financial institutions. The privacy provisions of the Act impose on each entity subject to the new requirements an affirmative obligation to develop and implement policies to protect the security and confidentiality of consumers' nonpublic personal information and to disclose those policies to consumers before a customer relationship is established and annually thereafter. The banking regulators and the Federal Trade Commission have issued regulations which will implement the privacy portions of the Act. We believe that these regulations permit banks to provide debit data and other nonpublic personal information to us.


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


Employees

      We had approximately 4,350 full and part-time employees as of March 1, 2002. We have a number of employee benefit plans, including a 401(k) plan, stock option and stock purchase plans, profit sharing plans and medical and hospitalization plans. We have never experienced a work stoppage or strike and consider our employee relations to be good.

Financial Information About Industry Segment; Financial Information About Domestic Operations and Export Sales

      Information about these matters appears in "Note 11. Business Segment Information" to the financial statements included in Part II of this Annual Report on Form 10-K.

Executive Officers

      The executive officers of the Company are elected by the Board of Directors each year. The term of office of each executive officer will expire at the annual meeting of the Board of Directors that will be held after the regular shareholders meeting on May 30, 2002. The principal occupation of each executive officer is with the Company, and their positions are as follows:

------------------------------------------------------------------------------------------------
NAME                        POSITION                            AGE      EXECUTIVE OFFICER SINCE
------------------------------------------------------------------------------------------------
John A. Blanchard III       Chairman of the Board, President    59       2000
                            and Chief Executive Officer
------------------------------------------------------------------------------------------------
Dr. Nikhil Sinha            Executive Vice President, Global    41       2000
                            Sales, Marketing and Product
                            Management
------------------------------------------------------------------------------------------------
Paul H. Bristow             Executive Vice President and        59       2000
                            Chief Financial Officer
------------------------------------------------------------------------------------------------
Paul W. Finch               Executive Vice President, Systems   38       2001
                            & Operations
------------------------------------------------------------------------------------------------
Steven F. Coleman           Senior Vice President, General      43       2000
                            Counsel and Secretary
------------------------------------------------------------------------------------------------
Colleen McKeown Adstedt     Senior Vice President of Human      39       2001
                            Resources and Administration
------------------------------------------------------------------------------------------------

      John A. Blanchard III has served as Chief Executive Officer of the Company since March 1, 2000. Mr. Blanchard also serves as the Chairman of our Board of Directors. Mr. Blanchard served as President and Chief Executive Officer of Deluxe, our former parent company, from May 1, 1995 until our Spin-Off from Deluxe in December 2000. Between May 1996 and the Spin-Off, Mr. Blanchard also served as Chairman of Deluxe's Board of Directors. From January 1994 to April 1995, Mr. Blanchard was executive vice president of General Instrument Corporation, a supplier of systems and equipment to the cable and satellite television industry. From 1991 to 1993, Mr. Blanchard was chairman and chief executive officer of Harbridge Merchant Services, a national credit card processing company. Previously, Mr. Blanchard was employed by American Telephone & Telegraph Company for 25 years, most recently as senior vice president responsible for national business sales. Mr. Blanchard also serves as a director of Wells Fargo and Company and ADC Telecommunications, Inc. ("ADC").

      Dr. Nikhil Sinha has served as an Executive Vice President of our Company since March 1, 2000. Previously, Dr. Sinha served as President and Chief Executive Officer of our professional services companies from June 1999 to February 2000. He was a director of the Telecommunications and Information Policy Institute at the University of Texas at Austin from September 1997 to May 1999 and associate professor of International Communication from 1991 to 1997. Dr. Sinha has worked as a consultant to the Informatics and Telecommunications Division for the World Bank and as an advisor to the Indian Telecom Commission and the Indian Planning Commission. Dr. Sinha also serves on the advisory committee of the Indo-US Sub-Commission on Education and Culture. He is co-founder and director of Sinha & Lariviere, Ltd., a consulting firm providing strategic and investment advisory services to U.S. companies doing business in South Asia.

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

      Paul W. Finch has served as Executive Vice President, Systems and Operations since August 2001. Mr. Finch's group provides for the technical development, delivery and on-going support of all of our products and services. From May 2000 until August 2001, Mr. Finch served as our Senior Vice President, Global Operations and Customer Care, where he managed all of our customer support operations. Previously, Mr. Finch served as vice president and general manager of our ACH clearing systems and services unit. Mr. Finch joined the Deluxe group of companies in 1989 when Deluxe acquired ACH Systems, Inc., of which Mr. Finch was the president and founder.

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

      Colleen McKeown Adstedt has served as our Senior Vice President of Human Resources and Administration since March 1, 2000. Previously, she served as Chief Administrative Officer for our professional services companies from May 1999 to February 2000. From March 1998 until April 1999, Ms. McKeown Adstedt served as a Director of Human Resources for Deluxe and from May 1996 to March 1998 as Director of Labor Relations, Chief Negotiator, Ground Operations for Northwest Airlines. Ms. McKeown Adstedt's prior work experience included a variety of senior level positions in sales, human resources, and labor relations with Northwest Airlines, Pepsico and Ford Motor Company.

Recent Developments

      On January 31, 2002, we purchased substantially all of the U.S. ATM-related assets of Hanco Systems, Inc., an independent ATM deployment and management company ("Hanco"). We paid approximately $11.4 million in cash, plus an additional amount for outstanding accounts receivable of Hanco and the assumption of certain of its liabilities. Hanco managed a network of approximately 2,500 ATMs in 30 states.

Transactions with Deluxe

      Purchase and sale transactions between us and Deluxe are executed at either current market pricing or agreed-upon transfer prices. Purchases from Deluxe were approximately $0.2 million in 2000 and approximately $2.9 million in 1999. Sales to Deluxe were $47.6 million, $59.3 million and $9.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      Deluxe allocated to us $16.4 million and $25.6 million of expenses for the years ended December 31, 2000 and 1999, respectively, for the cost of corporate services provided. Prior to 2000, these allocations, which were calculated based on a percentage of our revenue to total Deluxe revenue, number of employees and transaction processing costs, included expenses for various support functions such as human resources, information services and finance. These common costs to us and Deluxe were allocated because specific identification of the actual costs incurred was not practicable. We and Deluxe believed that this allocation method was reasonable. During 2000, certain of the costs for these support functions were incurred directly by us. The remaining corporate services provided by Deluxe were allocated to us based on estimates of the costs that have been incurred by us if we were a stand-alone, independent company. The allocation of costs to us by Deluxe ceased at the Spin-Off.

      Prior to March 31, 2000, Deluxe also charged us for interest expense or credited us for interest income based on the cash we had borrowed from or provided to Deluxe. We were charged or credited net interest (expense) income from Deluxe of $(0.9) million and $2.8 million for the years ended December 31, 2000 and 1999, respectively. The average interest rates used to calculate these amounts were 6.7% and 5.1% for the years ended December 31, 2000 and 1999, respectively. The interest rate for net receivables from Deluxe was based on the average 30-day commercial paper composite rate. The interest rate for net payables was based on the average 30-day commercial paper composite rate plus 2%. At December 31, 1999 and March 31, 2000, Deluxe forgave the net outstanding debt that we owed it. Subsequent to March 31, 2000, we and Deluxe have repaid any net amounts owed to each other in cash. The interest rates applied subsequent to March 31, 2000, were based on the one-month LIBOR rate plus 0.25%.


Agreements with Deluxe

      In connection with the IPO and the Spin-Off, we and Deluxe entered into various agreements that addressed the allocation of assets and liabilities between us and that defined our relationship after the separation. The agreements related to matters such as consummation of the IPO and the distribution of our stock by Deluxe, registration rights for Deluxe, intercompany loans, information technology consulting, business process management services, indemnification, data sharing, real estate matters, tax sharing and transition services. For transition services, we and Deluxe compensated each other for providing services. The transition period varied depending on the agreement, but most transition services terminated following the Spin-Off.

      The following is a summary description of the remaining relevant agreements between our Company and Deluxe. This description, which summarizes the material terms of the agreements, is not complete. Interested parties should read the full text of the agreements, which have been filed with the Securities and Exchange Commission.

Tax-Sharing Agreement

      In general, we were included in Deluxe's consolidated group for federal income tax purposes for so long as Deluxe beneficially owned at least 80% of the total voting power and value of our outstanding stock. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of each other member of the group. We entered into a tax-sharing agreement with Deluxe which allocates tax liabilities between us and Deluxe during the periods in which we were included in Deluxe's consolidated group. We could, however, be liable in the event that any federal tax liability is incurred, but not discharged, by other members of Deluxe's consolidated group.

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

      Prior to the Spin-Off, Deluxe continued to have all the rights as our parent for purposes of federal, state and local tax law. Deluxe will be the sole and exclusive agent for us in any and all matters relating to our income, franchise and similar tax liabilities during these periods. Deluxe will have sole and exclusive responsibility for the preparation and filing of consolidated federal and consolidated or combined or unitary state income tax returns or amended returns. Deluxe will have the power, in its sole discretion, to contest, compromise or settle any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for a refund on our behalf. In addition, Deluxe had agreed to undertake to provide services with respect to our separate state and local tax returns and our foreign tax returns. We paid Deluxe approximately $310,000 in 2001 for tax services provided to us by Deluxe. We no longer obtain these services from Deluxe.

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

Real Estate Agreements

      In 2000, we purchased real property and a data center located in Phoenix, Arizona and personal property from a subsidiary of Deluxe at its then net book value of approximately $10 million. We and Deluxe also entered into several agreements under which Deluxe or its subsidiaries agreed to:

      - sublease a portion of a building in Shoreview, Minnesota to us at approximately $57,445 per month (we will be leaving this facility later in 2002 and subleasing our space to a third party);

      - lease a portion of a data center in Phoenix, Arizona from us at approximately $106,000 per month; and

      -     assign their rights as tenant under various leases to us.


Professional Services Agreement

      We have entered into a master agreement with Deluxe under which we will provide Deluxe with:

      - software development and maintenance services for information technology applications;

      - financial shared services including accounts receivable, accounts payable and general accounting transaction processing; and

      -     data entry services.

      This agreement will expire on March 31, 2005, and will automatically renew each year thereafter for an additional one year term unless terminated by either party. In addition, this agreement may be terminated by Deluxe at its option if we are acquired, whether by merger or the sale of all or substantially all of our assets, by a third party. During the term of the agreement, Deluxe will be obligated to spend $43 million per year for software development and maintenance services for information technology applications. The actual amounts to be paid to us by Deluxe will be based on the actual number of hours of information technology services that we provide to Deluxe. If Deluxe fails to reach the $43 million spending target per year, it will be obligated to make compensatory payments for a portion of our fees based on our estimates of lost margins. If Deluxe exceeds the $43 million spending target per year, Deluxe will be entitled to receive reduced rates. We also will provide Deluxe with business process management services, including accounts receivable, accounts payable and other general accounting services and data entry services. Deluxe's annual minimum spending target for these business process management services will range from $8.1 million in 2000 to $4.2 million in 2004. The agreement also provides for credits to Deluxe for unsatisfactory performance by us and bonuses for superior performance, as is typical for information technology professional services. The provision of services by us under the agreement is non-exclusive, and Deluxe may contract with any third party for the provision of information technology and business process management services. We recorded total revenue of $47.6 million under this agreement in 2001.

Third Party Indemnification Agreements

      Under a third party indemnification agreement, we agreed to indemnify Deluxe in connection with any liabilities incurred by Deluxe after the Spin-Off as a result of:

      - Deluxe's purchase or lease of property or services for our benefit under any master agreement; or

      - any guaranties under which Deluxe guaranteed our performance of agreements with third parties.

      We are obligated to indemnify Deluxe for any liability to the extent such liability primarily relates to the past, present or future operation of our business or operations. No amounts have been paid to Deluxe under this agreement.

      We also entered into an indemnification agreement with Deluxe pursuant to which Deluxe agreed to indemnify us against any liabilities incurred by us related to the sale by Deluxe of certain businesses that were formerly conducted by Deluxe in the United Kingdom through one of our UK subsidiaries. No payments have been made to us pursuant to this agreement.

      We and Deluxe also entered into a Cross-Indemnification Agreement pursuant to which we each agreed to indemnify each other against any liabilities arising out of the underwriting agreement related to our IPO, except insofar as any such liability arises out of a breach of such agreement by the party seeking indemnification. No payments have been made pursuant to this agreement.

Network Access Agreement

      Historically, some ChexSystems customers have elected to use the online ordering connectivity provided by Deluxe's check printing operations to receive services provided by ChexSystems. Deluxe provided us a license to use these connections to its check printing customers in order to allow us to continue to provide our ChexSystems products to financial institutions who wish to receive these products through the Deluxe network. In exchange for access to this product delivery channel, we paid Deluxe its cost of providing these services during 2000 and we paid cost plus 10% in 2001. Deluxe charged us approximately $3.0 million for these services in 2001. Deluxe maintains ownership of all rights in its network, except that we own the interface between the network security layer and our back-end systems. This agreement was originally scheduled to expire on December 31, 2001, but has now been extended until December 31, 2005.

      Under the extended agreement, we pay Deluxe a per-transaction fee for each electronic submission sent through its network by ChexSystems. The per-transaction fee varies depending on the number of transactions submitted during any given month, subject to a minimum monthly fee of $183,333 per month during 2002, $175,000 per month during 2003, $158,333 per month during 2004 and $150,000 per month during 2005. We also pay Deluxe an hourly rate for development and electronic delivery support and a fee of $4,000 per month for standard data contribution transmissions.

Data and Related Agreements

      We and Deluxe had also entered into several agreements which governed the transfer of data between us. Under a data contribution agreement, Deluxe provided us, at no cost, with consumer account records pertaining to its direct to consumer check printing business. We agreed to only use this information for purposes that are consistent with applicable federal, state and local laws, including the Fair Credit Reporting Act. Customers of Deluxe had the ability to request that their information not be provided to us. This agreement ended on July 1, 2001.

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

Government Services Indemnification Agreement

      Deluxe has agreed to indemnify us for any losses on identified government services loss contracts in excess of our $29.2 million loss contract reserve as of April 30, 2000. We are required to calculate any charges for loss contracts in a manner consistent with Deluxe's prior loss accrual practices. Deluxe will also indemnify us against any liabilities, losses or expenses arising from litigation and claims asserted against us in connection with the operation of our government services business prior to the completion of our IPO. Deluxe's indemnification obligations do not apply to losses contemplated by existing reserves and are limited to a maximum amount equal to $14.6 million. In addition, Deluxe's indemnification does not apply to any contract that was not in a loss position as of April 30, 2000 and so if any of our profitable contracts were to become unprofitable, no indemnification would be available. We have agreed to indemnify Deluxe for all other claims related to the operation of our government services business that occur after the completion of the IPO. No amounts have been paid or accrued under this agreement.

Conversion Options

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

ITEM 2.  PROPERTIES

      The following table sets forth a description of our principal facilities:

                             Approximate    Owned or Lease
Location                     Square Feet    Expiration Date     Function
---------                    -----------    -----------------   --------
Scottsdale, Arizona               47,550    February 2012       Corporate Headquarters
Phoenix, Arizona*                 92,650    Owned               Data center
Milwaukee, Wisconsin             171,250    Owned               Marketing, development and
                                                                administration
New Berlin, Wisconsin             82,600    Owned               Data center
Chennai, India                    18,600    January/June 2008   Software development center
Chennai, India                    38,750    September 2002      Software development center
Mumbai, India                     52,450    October 2004        Customer call center
                                  28,000    October 2009        Customer call center
Gurgaon, India                    62,200    January 2003/       Shared services center
                                            October 2004/
                                            January 2005
Bloomington, Minnesota**          43,975    June 2002           Customer contact center
Little Canada, Minnesota          32,000    September 2005      ATM management
Shoreview, Minnesota**            45,950    September 2002      DebitBureau and
                                                                professional services
Woodbury, Minnesota               79,400    September 2012      Customer contact center, DebitBureau
                                                                and professional services
Bothell, Washington               32,300    August 2004         Vacant
Bothell, Washington               24,700    September 2006      Vacant
Dallas, Texas                     31,650    January 2004        Customer contact center

*     Approximately 45,750 square feet of this facility is leased to Deluxe.

** The Bloomington and Shoreview, Minnesota sites are going to be consolidated into our new facility in Woodbury, Minnesota.

      We believe that our current facilities are adequate to meet our anticipated space requirements. We believe that additional space will be available at a reasonable cost to meet our future needs.

ITEM 3. LEGAL PROCEEDINGS

      On March 8, 2002, we received a letter from a Staff Accountant at the Central Regional Office of the Securities and Exchange Commission (the "SEC") stating that the SEC is conducting an inquiry of us and requesting our voluntary assistance in connection with the provision of certain documents relating to our 2001 financial results and certain transactions between us and ACI, among other things. The letter from the SEC states that the inquiry is non-public and that it should not be construed as an indication that the SEC believes any violation of law has occurred. We intend to cooperate fully with the SEC in resolving this matter. We may, however, be the subject of additional inquiries or become subject to a fine or other liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Market Information

      The shares of our Company are listed on the Nasdaq National Market under the symbol "EFDS." The following table sets forth the high and low prices of our common stock, as reported by the Nasdaq National Market, for the calendar quarters indicated and the last sales price of our shares at the close of each such quarter.

    2001                         High                Low                  Close
--------------------------------------------------------------------------------
First Quarter                   $19.25               $7.75               $19.25
Second Quarter                  $26.20              $17.00               $18.60
Third Quarter                   $23.74              $12.33               $16.65
Fourth Quarter                  $20.59              $12.69               $13.75

    2000                         High                Low                  Close
--------------------------------------------------------------------------------
Second Quarter                  $14.00              $10.88               $11.63
Third Quarter                   $11.69               $7.19                $7.38
Fourth Quarter                  $11.13               $6.00                $9.19

      The closing price of our shares on March 27, 2002 was $16.40. As of March 27, 2002, we had approximately 10,620 record holders of our common stock. We have never paid a dividend on our common stock and do not anticipate doing so in the foreseeable future.

Annual meeting

      The annual meeting of our stockholders will be held at 12:30 p.m. EDT on May 30, 2002, at the Boston Harbor Hotel, in Boston, Massachusetts.

Report of Offering of Securities and Use of Proceeds Therefrom

      The Registration Statement on Form S-1 (Registration No. 333-33992) related to our IPO was declared effective on June 26, 2000, and the related offering commenced on June 27, 2000. We sold 5,500,000 shares at a price of $13.00 per share on June 30, 2000 for an aggregate public offering price of $71,500,000. The net offering proceedings to the Company after deducting the total expenses associated with the IPO were $64,459,370. The following table summarizes the amount of these net offering proceeds that were used during the period from June 30, 2000 through December 31, 2001 for the purposes shown:

      Infrastructure and cost savings initiatives.....................................  $18,500,000*
      Product development expenditures................................................   11,200,000*
      Construction of plants, buildings and facilities................................    7,400,000*
      Purchase and installation of machinery and equipment............................    8,600,000*
      Purchases of real estate........................................................            0
      Acquisition of other businesses.................................................   13,456,370*
      Repayment of indebtedness.......................................................    5,303,000
      Working capital.................................................................            0
      Temporary investments (money market funds and commercial paper having a
      maturity of two weeks or less)..................................................            0
                                                                                        -----------
          Total.......................................................................  $64,459,370
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

ITEMS 6, 7, 7A AND 8.

SELECTED FINANCIAL DATA, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK AND FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED FINANCIAL DATA

The following selected financial data should be read together with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected statement of operations data shown below for each of the years in the four-year period ended December 31, 2001 and the selected balance sheet data as of December 31, 2001, 2000, 1999 and 1998, are derived from eFunds' audited consolidated financial statements.

The selected statement of operations data shown on the following page for the year ended December 31, 1997 and the selected balance sheet data as of December 31, 1997 are derived from eFunds' unaudited consolidated financial statements. In the opinion of eFunds' management, all adjustments necessary for a fair presentation of these financial statements are included. Other than the adjustments relating to contract losses, restructuring charges and legal proceedings discussed in notes 5, 6 and 12, respectively, to the eFunds consolidated financial statements, the adjustments consist only of normal recurring items.

On February 19, 1999, we acquired all of the outstanding shares of an electronic check conversion company. On April 13, 1999, we acquired the remaining 50% ownership interest in an Indian joint venture that we had previously created with HCL Corporation of India (HCL). In March 2000, we acquired an approximate 24% ownership interest in Access Cash International, L.L.C. (ACI) a provider of automated teller machine (ATM) services. In October 2001 we acquired the remaining 76% interest in ACI. Each of these acquired companies is included in our payment systems and services segment. Prior to its acquisition, each of these companies was recorded in our financial statements under the equity method of accounting. The acquisitions have been accounted for under the purchase method of accounting and, as a result, our consolidated financial statements include the total results of these businesses subsequent to their acquisition dates. On June 30, 2000, we completed an initial public offering of 5.5 million shares.

                                                                          Years Ended December 31,
                                                  ---------------------------------------------------------------------
(in thousands, except per share data)                2001           2000           1999           1998           1997
                                                  ---------      ---------      ---------      ---------      ---------
Statement of Operations Data:
Net revenue ....................................  $ 513,637      $ 417,894      $ 302,340      $ 267,520      $ 229,065
                                                  ---------      ---------      ---------      ---------      ---------
  Cost of revenue excluding loss contract and
    asset impairment charges (credits) .........    309,389        252,262        185,590        171,359        143,966
  Loss contract and asset impairment
    charges (credits) ..........................     (2,500)         9,700          8,700         40,949          2,470
                                                  ---------      ---------      ---------      ---------      ---------
  Total cost of revenue ........................    306,889        261,962        194,290        212,308        146,436
                                                  ---------      ---------      ---------      ---------      ---------

Gross margin ...................................    206,748        155,932        108,050         55,212         82,629
                                                  ---------      ---------      ---------      ---------      ---------
  Selling, general and administrative expense ..    150,671        146,056        109,138         81,823         71,940
  Asset impairment charges .....................         --             --             --             --          9,361
                                                  ---------      ---------      ---------      ---------      ---------
  Total operating expenses .....................    150,671        146,056        109,138         81,823         81,301
                                                  ---------      ---------      ---------      ---------      ---------

Income (loss) from operations ..................     56,077          9,876         (1,088)       (26,611)         1,328
Other income (expense)
  Legal proceedings ............................         --             --          2,094          4,157        (40,050)
  Equity in loss of investee ...................     (1,097)          (500)        (1,114)        (1,759)          (665)
  Interest expense .............................       (670)        (3,897)        (2,595)        (1,024)          (825)
  Interest and other income (expense) ..........      1,938          2,803             63          2,077           (253)
                                                  ---------      ---------      ---------      ---------      ---------

Income (loss) before income taxes ..............     56,248          8,282         (2,640)       (23,160)       (40,465)
Benefit (provision) for income taxes ...........    (18,956)        (3,644)        (5,586)         8,569          6,397
                                                  ---------      ---------      ---------      ---------      ---------

Net income (loss) ..............................  $  37,292      $   4,638      $  (8,226)     $ (14,591)     $ (34,068)
                                                  =========      =========      =========      =========      =========
  Net income (loss) per share - basic ..........  $    0.81      $    0.11      $   (0.21)     $   (0.36)     $   (0.85)
                                                  =========      =========      =========      =========      =========
  Net income (loss) per share - diluted ........  $    0.79      $    0.11      $   (0.21)     $   (0.36)     $   (0.85)
                                                  =========      =========      =========      =========      =========
Shares used in computing:
  Net income (loss) per share - basic ..........     45,985         42,788         40,000         40,000         40,000
  Net income (loss) per share - diluted ........     47,445         42,867         40,000         40,000         40,000

                                                                       December 31,
                                              --------------------------------------------------------------
(in thousands)                                   2001         2000         1999         1998         1997
                                              ----------   ----------   ----------   ----------   ----------
Balance Sheet Data:
Cash and cash equivalents ..................  $  101,871   $   78,731   $   35,849   $   16,055   $   23,843
Working capital ............................     118,632       72,054       25,607        1,869       39,686
Total assets ...............................     441,304      388,587      289,929      186,335      187,810
Long-term debt, excluding current portion ..       2,529        2,244        3,597        4,029        4,571
Total stockholders' equity .................     337,206      287,320      199,105       89,803       87,690

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with "Selected Financial Data" and our consolidated financial statements and the notes to those financial statements included in this annual report. In addition to historical and pro forma information, this discussion contains forward-looking information that involves risks and uncertainties. Our actual future results could differ materially from those presently anticipated due to a variety of factors. Some of these factors are discussed in Exhibit 99.1 to this Annual Report on Form 10-K. This Exhibit is on file with the Securities and Exchange Commission.

OVERVIEW - Our Company was incorporated in Delaware in December 1984 and historically operated our transaction processing and government services businesses under the names Deluxe Electronic Payment Systems, Inc. and Deluxe Government Services. Prior to our initial public offering (the "IPO") in June 2000, we were a wholly owned subsidiary of Deluxe Corporation, a Minnesota corporation ("Deluxe"). Deluxe is the largest check printer in the world. The shares of Deluxe are publicly traded on the New York Stock Exchange under the symbol "DLX."

In April 1999, we began the process of combining four of Deluxe's other former operating units into an integrated electronic payments and risk management business. The operations combined were DebitBureau, Chex Systems, Inc., Deposit Payment Protection Services, Inc. and an electronic check conversion company that Deluxe acquired in February 1999. In September 1999, we changed the name of our Company to eFunds Corporation. In January 2000, we decided to combine Deluxe's professional services business, eFunds IT Solutions Group, Inc. and eFunds International India Private Limited, with our electronic payments and risk management businesses. In June 2000, we sold 5,500,000 shares of our common stock to the public at a price of $13.00 per share. After the IPO, Deluxe continued to own about 87.9% of the outstanding shares of our common stock. In December 2000, Deluxe distributed all of the shares of our common stock owned by it to its shareholders through a tax-free spin-off (the "Spin-Off") in which each of its shareholders received approximately .5514 of a share of our common stock for each Deluxe share owned by them. Following the Spin-Off, Deluxe ceased to own any shares of our common stock.

In March 2000, we paid cash of $20.0 million for an approximate 24% interest in Access Cash International, L.L.C. ("ACI"), a limited liability company that provides automated teller machines ("ATM") services. ACI was the second largest independent provider of ATM services in the United States. In September 2000, we entered into an ATM deployment and management agreement with ACI under which we received fees paid by customers utilizing ATMs deployed by us and interchange fees from their banks. ACI managed this network of ATMs in exchange for a management fee determined by reference to the number of ATMs under management. Effective October 1, 2001, we acquired (the "Acquisition") the remaining approximately 76% of the equity interests in ACI for approximately $44.6 million, of which approximately $40.3 million was paid in cash on the closing date of the Acquisition. Payment of the $4.3 million balance of the purchase price is subject to the satisfaction of certain post-closing conditions. We entered into the ATM deployment and management agreement and ultimately acquired ACI as part of our strategy to increase our transaction processing revenues through the acquisition and control of ATM transactions at the point of origination. The terms of the ATM deployment and management agreement and our acquisition of ACI were determined by negotiation of the parties. At the time of the Acquisition, ACI managed a network of approximately 8,500 ATMs throughout the U.S. and Canada.

ACI had been operating at a loss in periods prior to the Acquisition. A major objective of the Acquisition was to improve its financial performance in 2002 and beyond. We expect improvement in the ACI business to come from four major sources: (i) reduced operating costs through the integration of sales, marketing, operations and facilities, (ii) the elimination of processing fees for more than 6,000 of ACI's ATMs that were being paid by ACI to third party processors by migrating the processing of all of ACI's transactions to our data centers, (iii) the redeployment of under-performing or idle ATMs and (iv) higher branding revenues from existing and new branding customers. We currently expect that the Acquisition will be accretive in 2002.

We provide transaction processing and ATM outsourcing services, decision support and risk management products as well as information technology consulting and business process management services to financial institutions, retailers, electronic funds transfer networks, e-commerce providers and government agencies. We also offer business process outsourcing services to complement our payments business. Our payment system and services segment offers all of our products and services to all of our customers other than government agencies. Our government services segment provides online electronic transfer of benefits
(EBT) under entitlement programs on behalf of state and local governments and Medicaid eligibility verification services. We operate primarily in the United States, although our payment systems and services segment has international operations.

We had previously announced our intention to exit the government services business when our then-current contractual commitments expired in 2006. We have revised this position and now intend to pursue contracts for this business without regard to their expiration date. We also intend to continue to take steps to further improve the profitability of this business.

Our consolidated financial statements for periods prior to and including the December 29, 2000 Spin-Off date have been prepared using the historical results of operations and historical bases of the assets and liabilities of the Deluxe businesses that comprise our Company. The consolidated financial statements for such periods also include allocations to us of certain liabilities and expenses, including: profit sharing and other employee benefits; information technology services; facility costs; and other Deluxe administrative services costs. The expense allocations have been determined on bases that both Deluxe and we considered to be a reasonable reflection of the utilization of the services provided to us or the benefit received by us. The expense allocation methods are based on number of employees, transaction processing costs, square footage and relative sales.

The financial information presented in this report may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for all the periods presented, nor is it indicative of our future financial position, results of operations or cash flows.

OVERVIEW OF CONSOLIDATED STATEMENTS OF OPERATIONS

Net revenues - Our net revenues generally consist of transaction processing and service fees, decision support fees, software licensing, maintenance and support fees, government service fees, and information technology consulting and business process management services fees.

Cost of Revenue - Cost of revenue consists primarily of salaries and benefits, depreciation and maintenance of equipment and facilities and amortization of software used to operate our data centers. Expenses are recognized when incurred, with the exception of installation costs. Installation costs are capitalized and recognized ratably over the life of the contract, which approximates the revenue recognition.

Expenses - Selling, general and administration expenses consist of salaries and benefits, consulting fees, facilities and equipment costs, recruiting and training, travel expenses, corporate administrative charges, depreciation and amortization and all other corporate costs.

Interest expense represents the cost of funds for working capital and other purposes and reflects Deluxe's internal cost of funds to the extent Deluxe provided such funding. Interest expense also includes interest costs associated with capital leases and borrowings against our line of credit. Interest income primarily consists of interest earned on short-term investments such as commercial paper.

Loss Contract and Other Charges - We experienced significant losses in our government service business beginning in 1997 and continuing into 2000. In 1997, we recorded a $40.0 million charge related to a judgment entered against us in an action brought by Mellon Bank in connection with a potential bid to provide electronic benefit transfer services to a state coalition. In 1998, $4.2 million of this reserve was reversed due to the denial of Mellon's motion for prejudgment interest. In 1999, after we paid the judgment of $32.2 million to Mellon Bank, we reversed $2.1 million of the reserve through a credit to legal proceedings expense.

In 1998, we concluded that net revenues from many of our government services contracts would be lower than anticipated because the number of recipients had declined as a result of welfare reform and a strong economy. In addition, we concluded that we had underestimated the costs required to support our services when bidding for some of these contracts. The primary sources of these additional costs were a need to install a greater number of point-of-sale terminals, higher than expected transaction volumes per recipient and higher support costs. Because we could not recover these costs, we wrote-off $26.3 million of assets used in the government services business and accrued $14.7 million for future losses on these contracts. Subsequent to the 1998 charges, additional state systems began operations while a continuing strong economy led to further reductions in the number of welfare cases. In addition, Citibank notified us that it would not renew an exclusive switching contract we had with it. As a result, we recorded additional charges in 1999 totaling $8.7 million, primarily for additional expected future contract losses.

We increased our provision for expected future losses on long-term contracts by approximately $12.2 million in the second quarter of 2000 to reflect the signing in April 2000 of a definitive contract with Citibank for a coalition of states for which Citibank serves as the prime contractor and we serve as a subcontractor. Prior to executing this agreement with Citibank, we were providing services for this coalition without a binding subcontract. Although we believe that we did not have a legal obligation to provide services to this coalition before signing our agreement with Citibank, the states included in this coalition did not have alternative means of delivering benefits under their entitlement programs. As a result, we believed we could not terminate the provision of services during our contract negotiations with Citibank because any unilateral decision to do so would have subjected us to a substantial risk of litigation by the coalition states as well as potential claims by Citibank. At the same time, our negotiations with Citibank had to be conducted within the basic framework of our bid to Citibank and its bid to the coalition states. The execution of the agreement allowed us to avoid the possibility that our future losses could be larger if Citibank were ultimately to prevail on its assertions regarding the appropriate pricing and other terms applicable to our services. Offsetting this charge was the reversal of $2.5 million of previously recorded contract loss accruals resulting from productivity improvements and cost savings from lower than anticipated telecommunications and interchange expenses.

In 2001, we continued to reduce the cost of conducting our government services business and we further reduced our contract loss reserve by $3.8 million. This was offset by an addition to the reserve of $1.3 million for a state where we had previously underestimated the direct costs of providing service as we were still in process of completing installation work and had not yet begun full operations. These two items resulted in a net credit of $2.5 million that is reflected in our statement of operations as a reduction to cost of sales.

Deluxe has agreed to indemnify us for future losses arising from any litigation based on the conduct of our government services business prior to our IPO and from future losses on identified loss contracts in excess of our $29.2 million loss contract reserve as of April 30, 2000, which amount includes the $12.2 million charge discussed above. The indemnification obligation does not apply to losses contemplated by the existing reserves or to any contract that was not in a loss position as of April 30, 2000. The maximum amount of litigation and contract losses for which Deluxe will indemnify us is $14.6 million. Any indemnification payments received from Deluxe will be recorded as a reduction of expense when the additional losses, if any, are recognized. Through December 31, 2001, no such indemnification payments have been required.

The significant charges recorded in 2001, 2000, and 1999 on a pretax basis are as follows:

                                                                 Years Ended December 31,
                                                           -----------------------------------
      (dollars in thousands)                                 2001          2000         1999
                                                           --------      --------    ---------
      Legal proceedings reversals........................  $     --      $     --    $  (2,094)
      Asset impairment charges...........................        --            --          492
      Loss contract charges (credits), net...............    (2,500)        9,700        8,208
      Restructuring charges (reversals)..................     3,200           555       (2,399)
                                                           --------      --------    ---------
        Total............................................  $    700      $ 10,255    $   4,207
                                                           ========      ========    =========

These charges are reflected in the statements of operations for 2001, 2000 and 1999 as follows:

                                                                 Years Ended December 31,
                                                           -----------------------------------
      (dollars in thousands)                                 2001          2000         1999
                                                           --------      --------    ---------
      Cost of sales......................................  $ (2,500)     $  9,700    $   8,700
      Selling, general and administrative expenses.......     3,200           555       (2,399)
      Other income (expense).............................        --            --       (2,094)
                                                           --------      --------    ---------
        Total............................................  $    700      $ 10,255    $   4,207
                                                           ========      ========    =========

For more information about these charges, refer to Notes 5, 6 and 12 to our consolidated financial statements.

Critical Accounting Policies and Estimates - Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, accrued contract losses, bad debts, income taxes and stock based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Our net revenues generally consist of transaction processing and service fees, decision support fees, software licensing, maintenance and support fees, government service fees, and information technology consulting and business process management services fees. Our revenue recognition policies for these various fees are as follows:

      - Transaction processing and service fees are recognized in the period that the service is performed. These services consist of processing our customers' electronic debit transactions through electronic funds transfer networks and settling the funds with the financial institutions involved in the transactions. Additionally, these services include monitoring ATMs and point-of-sale devices to alert our customers when potential problems occur. These fees are charged on a per transaction basis, depending on the contractual arrangement with the customer. We also receive fees paid by consumers utilizing ATM machines owned or managed by us and interchange fees paid by their banks. Government services fees are recognized in the period services are provided based on monthly fees per benefits recipient.

      - Decision support fees are recognized as revenue in the period the services are provided. Decision support services consist of new account applicant and check verification screenings to manage the risk associated with account openings and check acceptance. Decision support fees are based on the number of inquiries against the databases used for screening purposes or monthly fees based on the aggregate dollar value of checks authorized by the retailer or other similar measures, depending on the product and service.

      - Software license fees for standard software products are recognized when a license agreement has been signed, the license fee is fixed and determinable, collectibility of the license fee is probable, delivery has occurred and there are no uncertainties surrounding product acceptance. If a software license contains customer acceptance criteria for which significant uncertainties exist, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Certain software products include multiple modules and the license fee charged to the customer is based on the modules licensed. If a customer contract requires we deliver multiple elements, the fees are allocated to the various elements based upon vendor-specific objective evidence of fair value.

      - The Company also provides information technology consulting and business process management services. Recognition of revenue from providing such services is generally recognized under two methods, depending on contractual terms. Under the time and materials method, which is relevant to most of our professional services contracts, revenue is based on a fee per hour basis and is recognized as hours are completed. Under the fixed contract method, a pre-set fee is agreed upon for a project, and revenue is recognized proportionately to the percentage completion of the project. If the information technology consulting services involve the significant customization of software that has been licensed from the Company, the license fee is also recognized proportionately to the percentage completion of the project.

      - Software maintenance and support revenue is recognized ratably over the term of the contract, and/or as the services are provided.

The process involved in evaluating the appropriateness of revenue recognition involves judgments about vendor-specific objective evidence of fair value, collectibility of license fees, and projections of costs to complete projects for our customers.

Our intangible assets consist primarily of goodwill, capitalized software costs and customer contract costs. We capitalize the cost of software developed or obtained for internal use once the preliminary project stage has been completed, management commits to funding the project and it is probable that the project will be completed and that the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and the software is ready for its intended use.

We capitalize the cost of software developed for licensing and resale once technological feasibility has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when we have completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available for general release to customers. Such costs are amortized on a product-by-product basis over no longer than five years. Software developed for resale is carried at the lesser of amortized cost or net realizable value.

The process of evaluating goodwill and other intangible assets including capitalized software costs and customer contract costs for impairment involves judgments about market conditions and economic indicators, estimates of future cash flows and assumptions about our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusions regarding the carrying value of our intangible assets could change and materially affect our financial position or results of operations.

We maintain a reserve for expected future losses on certain electronic benefit transfer contracts. Our estimates of such losses are based on a variety of assumptions including assumptions about future welfare case levels, number of transactions per case and costs related to processing transactions and support services. These assumptions are subject to significant uncertainties and may differ substantially from our estimates. In the event such differences arise, a revision to the loss contract reserve would be required. Any such revision could have a material effect on our financial position or results of operations.

We maintain an allowance for doubtful accounts for estimated losses resulting from our customers failing to make required payments. If the financial condition of our customers were to deteriorate, thereby impairing their ability to make payments, additional allowances may be required.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Although we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period any such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period any such determination was made.

We consider the undistributed earnings of our foreign subsidiaries to be permanently invested and, accordingly, we have not provided for U.S. Federal, state income or applicable foreign withholding taxes on those amounts. Upon any distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and applicable withholding taxes payable to the foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with such a hypothetical calculation.

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we continue to account for our employee stock-based compensation in accordance with Accounting Principles Board Opinion No.

25, Accounting for Stock Issued to Employees. No compensation cost has been recognized for fixed stock options issued under our option programs. We disclosed pro forma net income (loss) and net income (loss) per share as if the fair value method of SFAS No. 123 had been used. Had we elected to utilize SFAS No. 123 to account for our stock-based compensation, our reported net income
(loss) would have been $30.5 million, $1.8 million and $(10.6) million for the years ended December 31, 2001, 2000 and 1999, respectively. Our earnings (loss) per diluted share would have been $0.64, $0.04 and $(0.27) for the years ended December 31, 2001, 2000 and 1999, respectively. See Note 8 to our consolidated financial statements for a full discussion of our stock based compensation plans.

RECENT EVENTS

Acquisition of Hanco Systems - On January 31, 2002, we purchased substantially all of the U.S. ATM-related assets of Hanco Systems, Inc., an independent ATM deployment and management company ("Hanco"). We paid approximately $11.4 million in cash, plus an additional amount for outstanding accounts receivable of Hanco and the assumption of certain of its liabilities. Hanco managed a network of approximately 2,500 ATMs in 30 states. We are actively pursuing the acquisition of the ATM portfolios of other independent ATM deployment and management companies.

Transactions with STAR - In 2001, Concord EFS acquired the STAR debit network, formerly our largest transaction processing customer, and notified us that it intended to terminate STAR's processing agreement with us and perform the processing for this network at its own data centers. As part of the transition of this activity, Concord EFS licensed our EFT software and contracted for the long-term maintenance thereof and for professional services to assist in the migration effort. The license to Concord EFS represented our largest software licensing transaction to date. The transition of the processing for the STAR network to Concord EFS is currently scheduled to be completed by the fourth quarter of 2002. Concord EFS will pay us fixed monthly fees for the transaction processing we will perform for the STAR network during the transition period and we expect to see the revenues from our relationship with STAR decline substantially from historical levels in future periods. Including software license and maintenance fees and fees for processing transactions for STAR, Concord EFS accounted for approximately $56.2 million of net revenues during the year ended December 31, 2001, or approximately 10.9% of our total net revenues in that year. We do not expect that the fees we received from Concord EFS in 2001 will recur at comparable levels in future periods and we currently estimate that the total net revenues we will recognize from our relationship with Concord EFS in 2002 will approximate $25 million. Approximately 40% of this amount is expected to be recognized in the first quarter of 2002 and substantially all of the remaining balance is expected to occur ratably in the second and third quarters.

Restatement of Consolidated Financial Statements - In March 2000, we paid cash of $20.0 million for an approximately 24% interest in Access Cash International L.L.C., a limited liability company that provides automated teller machine (ATM) management services. In September 2000, we entered into an ATM deployment and management agreement with ACI under which we received fees paid by customers utilizing ATMs deployed by us and interchange fees from their banks. ACI managed this network of ATMs in exchange for a management fee determined by reference to the number of ATMs deployed. We and ACI entered into an agreement, dated June 29, 2001 (Amendment Agreement), to amend the ATM deployment and management agreement whereby ACI agreed to assign its revenue from equipment sales and maintenance during the second quarter of 2001 to us in order to settle various disputes that had arisen regarding ACI's performance under the ATM deployment and management agreement.

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

We and the then majority owner of ACI also entered into an agreement, dated July 2, 2001 (Letter Agreement), acknowledging our mutual desire to pursue a transaction by which we would acquire the remaining 76% of ACI. The Letter Agreement required us to pay $150,000 to the other owners of ACI if we had not acquired the remaining equity interests in ACI by July 31, 2001 with additional payments becoming due if we had not acquired the remaining equity interests in ACI by subsequent milestone dates through March 31, 2002. In addition, the Letter Agreement required us to pay the other owners of ACI $200,000 in exchange for their agreement not to pursue other potential purchasers of their equity interests in ACI.

In February 2002, in response to questions raised by a former ACI employee regarding the accounting for the Amendment Agreement, we conducted a review of the Amendment Agreement and the Letter Agreement. Based on the review, we concluded that these two agreements are inter-dependent and in substance are one agreement that became effective in July 2001, and that the various elements of the two agreements cannot be economically separated so as to support accounting for each element independently. As a result, the payments among ACI, us and the owner of the remaining equity interests in ACI should have been accounted for as advances and repayments with the net amount being an increase or decrease to the purchase price for our acquisition of the remaining equity interests in ACI, rather than as revenues and expenses. Previously, we had recorded revenue of $2.1 million in the three months ended June 30, 2001, based on ACI's assignment in the Amendment Agreement of its equipment sales in the second quarter of 2001 to us to settle disputes related to an existing ATM deployment and management agreement, and we had also previously recorded in the three months ended September 30, 2001, revenues of $2.4 million for payments received from ACI and $3.2 million in costs of revenue for payments made in accordance with the two agreements. In March 2002, we restated our consolidated financial statements included in our second and third quarter reports on Form 10-Q to account for the transactions resulting from these two agreements as discussed above and to record the appropriate related adjustments to the provision for income taxes and our equity in the earnings of ACI.

Webtel Investment - In December 2001, the Company entered into a subscription agreement to acquire a 15% interest in Webtel Pty. Ltd., an Australian corporation (Webtel). Pursuant to the subscription agreement, the Company invested $2.5 million (AUD) in Webtel in 2001 and has committed to invest an additional $1.5 million (AUD) in Webtel upon the satisfaction of certain conditions specified in such agreement.

SEC Inquiry - On March 8, 2002 we received a letter from a Staff Accountant at the Central Regional Office of the Securities and Exchange Commission (the "SEC") stating that the SEC is conducting an inquiry of us and requesting our voluntary assistance in connection with the provision of certain documents relating to our 2001 financial results and certain transactions between us and ACI, among other things. The letter from the SEC states that the inquiry is non-public and that it should not be construed as an indication that the SEC believes any violation of law has occurred. We intend to cooperate fully with the SEC in resolving this matter. We may, however, be the subject of additional inquiries or become subject to a fine or other liabilities.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the relative composition of net revenues and selected statements of operations data as a percentage of net revenues:

                                                                                          Years Ended December 31,
                                                                                    ----------------------------------
                                                                                     2001           2000          1999
                                                                                    -----          -----         -----
      Net revenue
        Payment systems and services............................................     91.3%          89.4%         84.0%
        Government services.....................................................      8.7           10.6          16.0
                                                                                    -----          -----         -----
          Total net revenues....................................................    100.0          100.0         100.0
                                                                                    -----          -----         -----

      Cost of revenue
        Payment systems and services............................................     54.9           53.2          48.6
        Government services
          Cost of revenue excluding loss contract and asset impairment
            charges (credits)...................................................      5.3            7.2          12.8
          Loss contract and asset impairment charges (credits)..................     (0.5)           2.3           2.9
                                                                                    -----          -----         -----
            Total cost of revenue...............................................     59.7           62.7          64.3
                                                                                    -----          -----         -----

      Gross margin..............................................................     40.3           37.3          35.7
                                                                                    -----          -----         -----

      Selling, general and administrative expense...............................     29.4           34.9          36.1
                                                                                    -----          -----         -----

      Income (loss) from operations.............................................     10.9            2.4          (0.4)
                                                                                    -----          -----         -----

      Other income (expense)
        Legal proceedings.......................................................       --             --           0.7
        Equity in loss of investee..............................................     (0.2)          (0.1)         (0.3)
        Interest expense........................................................     (0.1)          (0.9)         (0.9)
        Interest and other income (expense).....................................      0.4            0.6          (0.0)
                                                                                    -----          -----         -----

      Income (loss) before income taxes.........................................     11.0            2.0          (0.9)

      Provision for income taxes................................................     (3.7)          (0.9)         (1.8)
                                                                                    -----          -----         -----

      Net income (loss).........................................................      7.3%           1.1%         (2.7)%
                                                                                    =====          =====         =====

      YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      NET REVENUE - Net revenue increased $95.7 million, or 22.9%, to $513.6 million in 2001 from $417.9 million in 2000.

      Payment systems and services - Net revenue increased $95.1 million, or 25.5%, to $468.7 million in 2001 from $373.6 million in 2000. A variety of factors contributed to the increase in revenue. Total revenue from ACI, including pre-acquisition revenue from the ATM deployment and management agreement, vault cash agreement and processing agreement in effect prior to our acquisition of ACI and from the ownership of ACI after our acquisition, increased by $49.7 million to $72.4 million in 2001 from approximately $22.7 million in 2000. This increase resulted from a full year of our relationship with ACI in 2001 compared with only four months of such relationship in 2000.

      Revenue derived from software licensing and software maintenance and support generated revenue of $64.9 million in 2001, an increase of approximately $31 million from 2000. This increase resulted primarily from the licensing of our electronic funds transfer (EFT) software to Concord EFS and Visa USA. We do not expect that software transactions of this magnitude are likely to be repeated in the foreseeable future.

      Our call center in Mumbai, India completed its first full year of operations in 2001 and generated revenue of approximately $16.5 million. This call center commenced operations in mid-December 2000 and generated less than $0.5 million of revenue in 2000. Also contributing to the increase in this segment's revenue in 2001 were increased sales of products and services based on our DebitBureau(R) database as well as increased usage of our debit account opening products.

      These increases were offset to some extent by a decrease in revenue from our check authorization business of $3.1 million resulting from customer losses, bankruptcies and pricing concessions associated with the execution of longer term contracts, lower revenue of $3.2 million from our collections business and a decrease in revenue earned from Deluxe. Deluxe has been, and is expected to continue to be, one of our most significant customers.

      Total sales to Deluxe were $47.6 million, $59.3 million and $9.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Although no longer related parties, we continue to maintain a business relationship with Deluxe. Sales to Deluxe for the year ended December 31, 2001 include fees related to services provided pursuant to a five-year software development and business process outsourcing agreement executed during 2000. If Deluxe fails to spend a minimum of $43 million for software development services under this agreement in any year, it will be obligated to make payments to us based on a schedule in the contract that is reflective of an estimate of our lost profits. For the year ended December 31, 2001, Deluxe's spending attributable to this component of this agreement was $41.1 million, which did not meet the minimum-spending target and, accordingly, additional fees of $0.3 million were accrued. This agreement also calls for us to provide business process management services, including accounts receivable, accounts payable and other general accounting and data entry services to Deluxe. Deluxe's annual minimum spending target for business process management services ranges from $8.1 million in 2000 to $4.2 million in 2004. Revenue from Deluxe for business process outsourcing services was $6.2 million for the year ended December 31, 2001. Although Deluxe has indicated to us that it expects to purchase software development services from us in 2002 at approximately the $43 million level contemplated by our outsourcing agreement with it, further efforts at expense reductions by Deluxe could cause the revenues we receive from Deluxe to continue to decline. The loss of Deluxe as a customer or a continuing material reduction in the amount of services it orders from us would materially adversely affect our future results of operations and financial condition. The provision of services by us under the software development and business process outsourcing agreement is non-exclusive, and Deluxe may contract with any third party for the provision of professional services.

      Government services - Net revenue increased $0.6 million, or 1.3%, to $44.9 million in 2001 from $44.3 million in 2000. The increase in revenue for 2001 compared to 2000 was primarily due to increased revenues from Medicaid eligibility verification services coupled with an increase in the number of cases processed. This increase was partially offset by the expiration of an electronic benefit-switching contract with Citibank in the third quarter of 2000. Although we continue to pursue EBT contracts where we can obtain them on a profitable basis, we expect to see a decline in the revenues of the government services segment in 2002 if our Medicaid eligibility verification contract with the state of New York expires. This contract provided us $11.9 million of revenue in 2001 and was originally scheduled to expire at the end of October 2001. New York has extended this agreement through October 2002. It is possible that we may receive further extensions, but we are unable to predict whether we in fact will receive any such extensions. No other EBT contracts are scheduled to expire until the fourth quarter of 2002 (at which time a contract that generated $1.8 million of revenue in 2001 is scheduled to expire), although all of our government services contracts are terminable by the contracting governmental entity at any time. We have recently been informed that we have been awarded the prime EBT contracts for the States of Alabama and Missouri. The contract with Alabama will commence in June 2002 and we believe the Missouri agreement will commence in January 2003. When fully operational, these relationships are expected to generate an aggregate of approximately $4.5 million in annual incremental revenues over the amounts we received from these states in 2001 by reason of our subcontract with Citibank.

      COST OF REVENUE - Cost of revenue increased $44.9 million, or 17.1%, to $306.9 million in 2001 from $262.0 million in 2000. As a percentage of net revenue, cost of revenue was 59.7% in 2001, compared to 62.7% in 2000. Excluding a net credit of $2.5 million and a net charge of $9.7 million to our reserve for future losses on certain government EBT contracts taken in 2001 and 2000, respectively, cost of revenue, as a percentage of net revenue was 60.2% and 60.4% in 2001 and 2000, respectively.

      Payment systems and services - Cost of revenue increased $59.7 million, or 26.8%, to $282.1 million in 2001 from $222.4 million in 2000. As a percentage of payment systems and services net revenue, cost of revenue increased to 60.2% in 2001 as compared to 59.5% in 2000. Total cost of revenue related to ACI from the ATM deployment and management agreement, vault cash agreement and processing agreement in effect prior to our October acquisition of ACI, and from our ownership of ACI after this acquisition, increased by approximately $45.2 million to $66.4 million in 2001 from approximately $21.2 million in 2000. This increase resulted from a full year of our relationship with ACI in 2001 compared with only 4 months of such relationship in 2000. Costs associated with the new call center in Mumbai, India of approximately $9.5 million also contributed to the increase in cost of revenue over last year. Telecommunication costs increased approximately $4.3 million due to the cost of improved data links with our Indian operations and our need to expand our infrastructure in certain areas as a result of our separation from Deluxe. Additionally, cost of revenue in the payment systems and services segment has increased as a result of costs associated with the introduction of newer products and services. Software and data license revenues of $64.9 million in 2001 did not contribute significantly to cost of revenue.

      Government services - Cost of revenue decreased $14.8 million, or 37.4%, to $24.8 million in 2001 from $39.6 million in 2000. As a percentage of government services net revenue, cost of revenue decreased to 55.3% in 2001 as compared to 89.3% in 2000. Excluding a net credit of $2.5 million and a net charge of $9.7 million to our reserve for future losses on certain government EBT contracts taken in 2001 and 2000, respectively, cost of revenue was $27.3 million in 2001 and $29.9 million in 2000. Excluding these special items, cost of revenue as a percentage of net revenue was 60.9% in 2001 and 67.4% in 2000. The decrease in cost of revenue, exclusive of the credits and charges incurred in 2001 and 2000, of $2.6 million relates to a reduction in direct costs resulting from expiration of an electronic benefit switching contract in the third quarter of 2000, a decrease in rental expense associated with the expiration of a lease for certain equipment and a reduction in maintenance costs.

      GROSS MARGIN - Gross margin increased $50.8 million, or 32.6%, to $206.7 million during 2001 from $155.9 million in 2000. As a percentage of net revenue, gross margin increased to 40.3% during 2001 as compared to 37.3% in 2000. Excluding net loss contract credits of $2.5 million in 2001 and charges of $9.7 million recorded in 2000, gross margin as a percentage of net revenue was 39.8% in 2001 and 39.6% in 2000. Factors causing gross margin to increase in 2001 include an additional $31 million in software and data license revenue in 2001 as these revenues carry high gross margins and the new call center in Mumbai that also made a contribution to gross margin. Cost savings in the government services business also contributed to increased gross margins. These factors were offset somewhat by losses attributable to our relationship with ACI throughout the entire year of 2001, as opposed to only four months in 2000. In addition, the introduction of new products and services that have not yet generated sufficient revenue to contribute positively to gross margin and the underutilization of personnel allocated to our software development and business process outsourcing agreement with Deluxe also contributed to the decrease in gross margin.

      SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES - SG&A expenses increased $4.6 million, or 3.1%, to $150.7 million during 2001 from $146.1 million in 2000. In 2001 we incurred a $3.2 million charge related to the closure of our operations in Bothell, Washington. In 2000, we incurred charges of $6.1 million related to our separation from Deluxe. Excluding these charges, SG&A expenses increased $7.5 million, or 5.4%, to $147.5 million during 2001 from $140.0 million in 2000. The increase in SG&A expense over last year is primarily related to our growth. Depreciation and amortization expense included in SG&A increased $5.8 million in 2001 reflecting the high level of capital spending in 2000 and to a lesser degree, 2001. In addition, the acquisition of ACI in October 2001 contributed $2.1 million to SG&A expenses. Increased hosting costs associated with our DebitBureau database and costs to support the demands associated with becoming a public company offset reduced promotion and advertising expenses, costs savings in the government services business related to personnel costs and the absence of allocated costs from Deluxe. Excluding the $3.2 million incurred for the closure of the Bothell operations in 2001 and the $6.1 million incurred in 2000 for costs related to our separation from Deluxe, SG&A expense as a percentage of net revenue decreased to 28.7% in 2001 from 33.5% in 2000.

      OTHER INCOME (EXPENSE) - Other income (expense) was $0.2 million during 2001 compared to $(1.6) million for 2000, or a decrease in expense of $1.8 million. This decrease in other expense was the result of lower interest cost associated with our India line of credit that was fully repaid at March 31, 2001, lower interest costs associated with reductions in the principal amount of capital leases and lower interest costs associated with the absence of intercompany borrowings from Deluxe. Our intercompany balance with Deluxe was settled at the Spin-Off. These savings were partially offset by costs associated with the disposal of certain computer equipment and the write-off of certain leasehold improvements when we moved our corporate headquarters in the fourth quarter of 2001. The equity in loss of investee represents our 24% share of losses incurred by ACI prior to our acquisition of the remaining 76% of this company in October 2001. The increase in our share of the loss in 2001 relates to increased inventory obsolescence and bad debt charges taken by ACI in 2001.

      PROVISION FOR INCOME TAXES - The provision for income taxes was $19.0 million in 2001 compared to $3.6 million in 2000 resulting in effective tax rates of 33.7% and 44.0%, respectively. The decrease in the effective tax rate in 2001 from 2000 was the partially result of recognizing the income tax benefit of certain federal net operating losses. The income tax benefit of these losses was not previously recognized. In addition, our Indian software development and business process management operations contributed to the decrease in our effective tax rate as they qualify for tax incentives associated with such businesses that operate within designated geographic locations. Such incentives generally provide us with exemptions from Indian tax on certain business income generated from these operations and phase out through March 2009. The effect of such tax incentives was to reduce income tax expense by approximately $5.1 million in 2001 and $1.9 million in 2000.

      YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      NET REVENUE - Net revenue increased $115.6 million, or 38.2%, to $417.9 million in 2000 from $302.3 million in 1999. On a full year pro forma basis assuming our April 1999 acquisition of the remaining 50% interest in our joint venture with HCL occurred on January 1, 1999, net revenue increased $111.2 million, or 36.3%, to $417.9 million in 2000 from $306.7 million in 1999.

      Payment systems and services - Net revenue increased $119.5 million, or 47.0%, to $373.6 million in 2000 from $254.1 million in 1999. Net revenue was not recorded for our joint venture with HCL in the first quarter of 1999 because the equity method of accounting was used prior to our acquisition of the remaining 50% interest in this entity in April 1999. On a pro forma basis taking into account this acquisition as if it had occurred on January 1, 1999, payment systems and services net revenue increased $115.2 million, or 44.6%, to $373.6 million in 2000 from $258.4 million in 1999.

      Two new agreements contributed significantly to the increase in our revenues in 2000. Our software development and outsourcing agreement with Deluxe contributed $59.3 million in revenue during the year ended December 31, 2000. Revenue for similar services provided to Deluxe in 1999 amounted to $9.8 million. In addition, our September 2000 ATM deployment and management agreement with ACI, in which we then owned a 24% interest, contributed approximately $19.9 million in incremental revenue and when coupled with our existing vault cash and processing agreements, resulted in total revenue of $22.7 million.

      Our collection service offerings contributed significantly to our revenue growth by generating incremental revenue of $14 million over 1999. Increases in transaction processing and account inquiry verification volumes of 8% and 16.8%, respectively, in 2000 over 1999, also contributed to our increase in revenue, although the revenue increases related to increased transaction processing volumes were offset, to some extent, by lower fees for new customers and customers renewing their agreements. The increase in revenue related to account verification inquiry volumes was further enhanced by price increases. Total net revenue from Deluxe was $59.3 million, or 14.2% of our total net revenues in 2000 and $9.8 million, or 3.2% of our total net revenues for 1999.

      Government services - Net revenues decreased $4.0 million, or 8.2%, to $44.3 million during 2000 from $48.3 million in 1999. The decrease was primarily due to the expiration of an electronic benefit transfer contract in the second quarter of 2000 partially offset by increased revenues from Medicaid eligibility verification services performed for the State of New York.

      COST OF REVENUE - Cost of revenue increased $67.7 million, or 34.8%, to $262.0 million in 2000 from $194.3 million in 1999. As a percentage of net revenue, cost of revenue was 62.7% in 2000, compared to 64.3% in 1999. Excluding net charges of $9.7 million and $8.7 million for loss contract and asset impairment charges in the government services business taken in 2000 and 1999, respectively, cost of revenue, as a percentage of net revenue was 60.4% and 61.4% in 2000 and 1999, respectively. On a full year pro forma basis assuming our April 1999 acquisition of the remaining 50% interest in our Indian joint venture with HCL occurred on January 1, 1999 and excluding loss contract and asset impairment charges, cost of revenue as a percentage of net revenue was 60.4% and 61.4% in 2000 and 1999, respectively.

      Payment systems and services - Cost of revenue increased $75.6 million, or 51.5%, to $222.4 million in 2000 from $146.8 million in 1999. As a percentage of payment systems and services net revenue, cost of revenue increased to 59.5% in 2000 as compared to 57.8% in 1999. On a full year pro forma basis assuming our April 1999 acquisition of the remaining 50% interest in our Indian joint venture with HCL occurred on January 1, 1999, cost of revenue increased $72.8 million, or 48.6%, to $222.4 million in 2000 from $149.6 million in 1999. On a pro forma basis, cost of revenue was 57.9% of payment systems and services net revenue in 1999.

      The increase in cost of revenue was driven primarily by our software development and outsourcing agreement with Deluxe, increased collections and transaction processing activity and initial costs associated with both the new ATM deployment agreement and the opening of a new call center in Mumbai, India. The new call center generated minimal revenue in 2000 while the ATM deployment agreement exhibited a loss of $1.4 million. Including the vault cash and processing agreements with ACI, total cost of revenue associated with the relationship amounted to $21.2 million. These increases in cost of revenue were partially offset by an increasing proportion of work being performed at lower cost in India, a shift toward electronic customer inquiries in the account verification business that generates higher margins and decreased reliance on subcontractors.

      Government services - Cost of revenue decreased $7.9 million, or 16.6%, to $39.6 million in 2000 from $47.5 million in 1999. As a percentage of government services net revenue, cost of revenue decreased to 89.3% in 2000 as compared to 98.4% in 1999. Excluding $9.7 million and $8.7 million of net loss contract charges recorded in 2000 and 1999, respectively, cost of revenue as a percentage of net revenue was 67.4% and 80.4% for 2000 and 1999, respectively. The reduction in cost of revenue on a percentage basis for the year ended December 31, 2000 (exclusive of the $9.7 million charge) is a reflection of programs implemented to serve our customers more efficiently and reduce our costs as well as reduced costs associated with the expiration of an EBT contract.

      GROSS MARGIN - Gross margin increased $47.9 million, or 44.4%, to $155.9 million during 2000 from $108.0 million in 1999. As a percentage of net revenue, gross margin increased to 37.3% during 2000 as compared to 35.7% in 1999. Excluding net loss contract and other charges of $9.7 million and $8.7 million recorded in 2000 and 1999, respectively, gross margin as a percentage of net revenue was 39.6% in 2000 and 38.5% in 1999. Excluding the net loss contract charges, gross margin, as a percentage of net revenue was 38.4% for 1999 on a pro forma basis taking into account our April 1999 acquisition of the remaining 50% interest in our Indian joint venture.

      SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES - SG&A expenses increased $37.0 million, or 33.8%, to $146.1 million during 2000 from $109.1 million in 1999. We incurred $6.1 million in 2000 for one-time transition costs related to the separation of the Company from Deluxe. These transition and severance costs contributed to the increase in SG&A expense compared to 1999. We do not expect to incur further costs and expenses associated with the separation from Deluxe in future periods. The increase in SG&A in 2000 over 1999 was also related to the acquisition of the remaining 50% interest in our joint venture with HCL in April 1999. No SG&A expenses were recorded for this entity in the first quarter of 1999 because the equity method of accounting was used prior to this acquisition. Other factors contributing to the increase were additional promotional advertising geared toward creating brand awareness of the eFunds name, infrastructure investments needed to support higher levels of business in the payment systems and services area both in the United States and India related to our new software development and outsourcing agreement with Deluxe and increased goodwill amortization due to the acquisition of an electronic check conversion company in February 1999. Also, in the first quarter of 1999, $2.4 million of restructuring accruals from prior periods were reversed, reducing SG&A expenses for that year.

      As a percentage of net revenue, SG&A expenses decreased to 35.0% during 2000 compared to 36.1% in 1999. Assuming our April 1999 acquisition of the remaining 50% interest in our Indian joint venture occurred on January 1, 1999 and excluding the $6.1 million incurred in 2000 for costs related to the spin-off and $2.9 million of one-time costs related to the acquisition incurred in 1999, SG&A expense as a percentage of net revenue decreased to 33.5% in 2000 from 35.0% in 1999.

      OTHER INCOME (EXPENSE) - Other income (expense) was $(1.6) million during 2000 compared to $(1.6) million for 1999. Other income (expense) in 2000 includes the interest earned on the proceeds of our IPO offset by interest expense related to our inter-company balance payable to Deluxe, interest on our India line of credit, equity losses of $0.5 million from our 24% investment in ACI and $1.0 million of goodwill amortization related to that investment. In 1999, other income (expense) included interest income earned from our intercompany balance receivable from Deluxe and reversals of $2.1 million of reserves for legal accruals offset by losses recorded under the equity method of accounting for our Indian joint venture and interest on our India line of credit. Prior to our acquisition of the remaining ownership interest in our operations in India in April 1999, we recorded our 50% share of the joint venture's losses in interest and other expense. For the majority of 2000, net intercompany balances were in a payable position to Deluxe.

      PROVISION FOR INCOME TAXES - The provision for income taxes was $3.6 million in 2000 compared to $5.6 million in 1999 resulting in effective tax rates of 44% and (212)%, respectively. The decrease in the tax provision for 2000 was due to lower taxes on foreign earnings partially offset by non-deductible goodwill amortization. Our Indian software development and business process management operations qualify for tax incentives associated with such businesses that operate within designated geographic locations. Such incentives generally provide us with exemptions from Indian tax on certain business income generated from these operations and phase out through March 2009. The effect of such tax incentives in 2000 was to reduce income tax expense by approximately $1.9 million.

      LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

      At December 31, 2001, cash and cash equivalents were $101.9 million. We had $1.1 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients and had supplied $21.1 million in cash to ATMs. Prior to our acquisition of ACI, we had agreed to make up to $35 million available for supplying cash to ATMs. The agreements with ACI provided that we would retain control over and ownership of this cash. Subject to our approval, ACI determined the level of cash required to be maintained within the ATMs up to the maximum of $35 million. We received a fee for making such cash available. The agreements, and the corresponding restrictions on the ATM vault cash, ceased to be effective following our acquisition of ACI last fall. Accordingly, we have reclassified the cash in ATMs that had been classified as restricted at December 31, 2000 to cash and cash equivalents during 2001. ACI also has a vault cash agreement with a financial institution. The agreement provides that the financial institution has the option to provide cash services for ATMs deployed by ACI on a case-by-case basis. ACI pays a monthly fee of the New York Prime, as defined, plus one half percent on the average daily balance of funds provided to the ATMs. The bank may terminate the agreement if it incurs material losses. The Company may terminate the agreement upon payment of a penalty. The initial term of the agreement expires in November 2003. Total cash provided as a result of this agreement was $17.8 million at December 31, 2001.

      Prior to our acquisition of ACI, we had also committed to guarantee up to $3.0 million (CAD) of equipment lease payments for ACI's Canadian customers and through December 31, 2001, we had guaranteed lease payments amounting to $1.3 million (USD) or $2.1 million (CAD). Through December 31, 2001, we have been required to make payments of $59,000 pursuant to these guarantees.

      In September 2001, we obtained a new revolving credit facility in the amount of $20.0 million to replace an existing facility that was maturing. The lender reissued an irrevocable standby letter of credit in the amount of $4.0 million to guarantee our performance under a government services contract with the state of New York. In November 2001, the letter of credit was reduced to $1.0 million and, accordingly, our unused borrowing capacity under the new facility was increased from $16.0 million to $19.0 million. We did not borrow any funds under this facility through December 31, 2001. Loans under this facility will bear interest at the applicable prime rate or the LIBOR rate plus a margin determined by reference to our leverage ratio, as defined in the loan documents. The facility is guaranteed by certain of our subsidiaries and requires us to comply with certain financial and non-financial covenants. We are currently in compliance with all of these requirements. This facility has a term of one year.

      Our India operations previously had a $10.0 million credit facility, denominated in Indian rupees, available at the lender's prime interest rate. Borrowings under this facility were due on demand and were guaranteed by us. In March 2001, we repaid the outstanding balance of this facility and $8.5 million of a $10.0 million time deposit account maintained by us to support our guaranty of the facility was returned to us. We subsequently requested that the amount available for borrowing under the facility be reduced to $1.5 million. We now use the facility primarily for the purpose of securing letters of credit issued in the ordinary course of business. This facility matures on September 30, 2002. The average amount drawn on this credit facility during the first quarter of 2001 was $5.3 million at a weighted average interest rate of 15.5%. We did not borrow against this credit facility during the remainder of 2001. As of December 31, 2000, $5.3 million was outstanding at an interest rate of 15.4%. The average amount drawn on this line during 2000 was $4.5 million at a weighted average interest rate of 15.4%. The average amount drawn down on this line during 1999 was $2.7 million at a weighted average interest rate of 15.8%.

      In connection with our government services business and our collection activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to contracts or state requirements. The aggregate amount of such bonds outstanding at December 31, 2001 was $7.8 million. We have also pledged $1.3 million of time deposits maintained in Indian banks as collateral for guarantees of our performance under a software development contract.

      The following table sets forth our contractual cash obligations in total and for each of the next five years and thereafter as of December 31, 2001:

                                                                       Payments Due by Period
                                              --------------------------------------------------------------------------
(dollars in thousands)                          Total      2002       2003       2004       2005      2006    Thereafter
                                              --------   --------   --------   --------   --------  --------  ----------
Capital lease and debt obligations .....      $  5,310   $  2,781   $  1,417   $  1,106   $      6  $     --  $       --
Outsourcing and maintenance obligations..       58,870     14,793     13,429     12,743     12,423     5,482          --
Operating leases .......................        64,083     14,453     11,354      9,257      5,580     4,929      18,510
                                              --------   --------   --------   --------   --------  --------  ----------
Total contractual cash obligation ......      $128,263   $ 32,027   $ 26,200   $ 23,106   $ 18,009  $ 10,411  $   18,510
                                              ========   ========   ========   ========   ========  ========  ==========

      The following table sets forth our future commercial commitments as of December 31, 2001:

                                                Commitment Expiration by Period
                                   ------------------------------------------------------------
(dollars in thousands)              Total     2002    2003    2004    2005    2006   Thereafter
                                   --------  ------  ------  ------  ------  ------  ----------
Letters of credit and other .....  $  2,357  $2,042  $   --  $  315  $   --  $   --  $       --
Guarantees ......................     1,320     383     360     311     204      62          --
Performance bonds ...............     7,829   6,489     215     125      --   1,000          --
                                   --------  ------  ------  ------  ------  ------  ----------
Total commitments ...............  $ 11,506  $8,914  $  575  $  751  $  204  $1,062  $       --
                                   ========  ======  ======  ======  ======  ======  ==========

      The Company is party to certain other contracts with third parties whereby the third party provides services to the Company. These services are operational in nature and our obligations under these contracts vary from period to period based on our utilization of these services to serve our customers. The amount of these commitments are not included in the above tables as they are not currently determinable.

      The following table sets forth a summary of our cash flow activity and should be read in conjunction with our consolidated statements of cash flows:

                                                                Summary of Cash Flows
                                                               Years Ended December 31,
                                                               ------------------------
(dollars in thousands)                                            2001          2000
                                                               ----------    ----------
Cash provided by operating activities........................  $   85,022    $   43,769
Cash used in investing activities............................     (72,555)      (61,219)
Cash provided by financing activities........................      10,673        64,459
Adjustment for lag in financial reporting....................          --        (4,127)
                                                               ----------    ----------
Net increase in cash and cash equivalents....................  $   23,140    $   42,882
                                                               ==========    ==========

      Cash flows from operating activities were approximately $85.0 million and $43.8 million for the years ended December 30, 2001 and 2000, respectively. The increase in operating cash flow results primarily from the increase in our net income of $32.7 million, the lapse of restrictions on our cash because the acquisition of ACI enabled us to reclassify approximately $27.7 million of cash from restricted to unrestricted cash as well as an increase in non-cash expenses. Offsetting these items to some degree was an increase in accounts receivable of $16.3 million and a decrease in accounts payable of $16.3 million. The increase in accounts receivable is reflective of our revenue growth and a change in the way we process our billings to and from Deluxe. Prior to the Spin-Off, all billing activity with Deluxe was settled through a single intercompany account. Subsequent to the Spin-Off, we send Deluxe invoices which are recorded as receivables. Excluding the effect of our change in billing methods with Deluxe, days sales in accounts receivable was 49 days at December 31, 2001 compared to 46 days at December 31, 2000. The decrease in accounts payable resulted from a temporary suspension of payments at December 31, 2000 as we separated our payables systems from those of Deluxe. This suspension was not repeated in 2001.

      Cash used in investing activities was $72.6 million for the year ended December 31, 2001. Our investing activities primarily relate to the acquisition of the remaining 76% of ACI and our investment in Webtel for a total of $40.6 million and purchases of fixed assets and expenditures for software of $30.9 million. Cash used in investing activities was $61.2 million for the year ended December 31, 2000 and primarily related to the investment of $20.0 million to purchase an initial 24% interest in ACI and purchases of capital assets and software investments of $41.9 million.

      Cash provided by financing activities was $10.7 million for the year ended December 31, 2001. We used cash to repay debt of $8.9 million, including the repayment of $5.3 million outstanding under our Indian credit facility. These payments were partially offset by the return of $8.5 million of the $10.0 million that we had placed in a time deposit as collateral to support our guarantee of this facility. The remaining $1.5 million remains in deposit with the lender as collateral for letters of credit issued under this facility. In addition, proceeds from the exercise of stock options and shares purchased through our employee stock purchase plan provided cash of $11.0 million. Cash provided from financing activities was $64.5 million for the year ended December 31, 2000 as a result of our IPO in June 2000. In addition, Deluxe provided $10.1 million to increase our capitalization in preparation for the Spin-Off and we had net repayments of borrowings of approximately $0.3 million. We also placed $10.0 million in a time deposit account as collateral to support our guarantee of our Indian credit facility.

      The adjustment for the lag in financial reporting during December 1999 represents the net cash flows of our Indian operations. Previously, this business reported its results of operations and financial position on a one-month lag. In January 2000, this business changed its reporting period to coincide with the rest of our Company. We believe that cash generated from operations, borrowings under our available credit facility and cash on hand will provide sufficient funds for our operations for the foreseeable future.

RECENT DEVELOPMENTS

      In March 2000, we paid cash of $20.0 million for an approximate 24% interest in ACI, a limited liability company that provides automated teller machines services. Effective October 1, 2001, we acquired the remaining approximately 76% of the equity interests in ACI for approximately $44.6 million, of which approximately $40.3 million was paid in cash on or before the closing date of the Acquisition. Payment of the $4.3 million balance of the purchase price is subject to the satisfaction of certain post-closing conditions.

     On January 31, 2002, we purchased substantially all of the U.S. ATM-related assets of Hanco Systems, Inc., an independent ATM deployment and management company ("Hanco"). We paid approximately $11.4 million in cash, plus an additional amount for outstanding accounts receivable of Hanco and the assumption of certain of its liabilities. Hanco managed a network of approximately 2,500 ATMs in 30 states.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, we adopted Statement of Financial Accounting Standards "SFAS" No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which provides guidance on accounting for derivatives and hedge transactions. The effect of this pronouncement did not have a material impact on our reported operating results or financial position.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, which established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. We implemented SFAS No. 141 in connection with our October 2001 acquisition of the remaining outstanding equity interest in ACI. The implementation did not have a material impact on our consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, that became effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles, a new method of measuring reported goodwill for impairment and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires us to complete a transitional goodwill impairment test on or before June 30, 2002. We are assessing the total impact the foregoing requirements will have on our consolidated balance sheet and statement of operations. Goodwill amortization for the years ended December 31, 2001, 2000 and 1999 amounted to $3.9 million, $4.0 million and $3.0 million, respectively.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and certain provisions of APB Opinion No. 30, Reporting the Results of Operation -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective for us in 2002 and are to be applied prospectively. We do not believe the adoption of SFAS 144 will have a material impact on our consolidated financial position or results of operations.

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

FORWARD LOOKING STATEMENTS

We have previously commented upon our current expectations for 2002. Excluding nonrecurring and unusual items:

      - We are targeting revenue growth of 16% in 2002, with total revenue expected to be approximately $596 million for the full year. Approximately $450 million of 2002 revenues is expected to be generated by the flow through and normal growth of existing 2001 contracts. Growth is expected to be achieved through the expansion of existing customer and product relationships (approximately $70 million), initiation of new customer and product relationships (approximately $40 million) and purchase of additional ATM network assets (approximately $35 million);

      - Operating income is expected to be approximately 13 to 15 percent of our 2002 revenue, including the benefit of the elimination of goodwill amortization effective January 1, 2002 pursuant to the adoption of Statement of Financial Accounting Standards No. 142 (SFAS No. 142);

      - The effective tax rate for 2002 is expected to average approximately 34 percent, including the benefit of the adoption of SFAS No. 142;

      - Net income is expected to approximate $1.18 per diluted share, including the estimated positive impact of the adoption of Financial Accounting SFAS No. 142;

      -     2002 diluted shares are assumed to be 47.5 million; and

      - Capital spending is targeted at approximately $40 million, reflecting product development and enhancement costs, customer service improvements, as well as infrastructure needs to support continued growth. This estimate does not include amounts expected to be expended for the purchase of additional ATM network assets.

We have also provided guidance for the first quarter:

      -     Revenues are expected to be approximately $127 to $130 million;

      - Diluted earnings per share are expected to approximate $.16 to $.18, including the impact of SFAS No. 142.

On a sequential quarter basis, revenues are expected to be flat and earnings lower in the first quarter of 2002 as compared to the fourth quarter of 2001. The decline in earnings is primarily the result of a change in the revenue mix and investments in new product launches in 2002. We expect significant revenue and earnings improvement in second quarter of 2002 from the ramping up of new products.

Our actual future results could differ materially from those presently anticipated due to a variety of factors. Some of these factors are discussed in
Exhibit 99.1 to this Annual Report on Form 10-K. This Exhibit is on file with the Securities and Exchange Commission.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of:
eFunds Corporation
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of eFunds Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of iDLX Holdings NV (a consolidated subsidiary), which statements reflect total assets constituting 9% of consolidated total assets at December 31, 2001 and revenue and net income constituting 5% and 34% respectively, of consolidated total revenue and net income for the year ended December 31, 2001. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for iDLX Holdings NV, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of eFunds Corporation and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 25, 2002 (March 8, 2002,
as to the second paragraph of Note 12)

                               EFUNDS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31
                                                                                   -------------------------
(dollars in thousands)                                                                2001           2000
                                                                                   ----------     ----------
Current Assets:
  Cash and cash equivalents ..................................................     $  101,871     $   78,731
  Deposits subject to compensating balance arrangement .......................          2,448         10,000
  Restricted custodial cash ..................................................          1,124          3,787
  Accounts receivable - net ..................................................         79,444         57,825
  Deferred income taxes ......................................................         10,844         13,069
  Prepaid expenses and other current assets ..................................         14,444          7,111
                                                                                   ----------     ----------
    Total current assets .....................................................        210,175        170,523
                                                                                   ----------     ----------
Property and equipment - net .................................................         75,638         77,355
Long-term investments ........................................................          2,747         18,500
Restricted cash ..............................................................             --         27,734
Intangibles:
  Goodwill - net .............................................................         87,151         43,019
  Software - net .............................................................         35,652         33,150
  Other intangible assets - net ..............................................         24,780         15,004
                                                                                   ----------     ----------
    Total intangibles - net ..................................................        147,583         91,173
                                                                                   ----------     ----------
  Other non-current assets ...................................................          5,161          3,302
                                                                                   ----------     ----------
      Total non-current assets ...............................................        231,129        218,064
                                                                                   ----------     ----------
        Total assets .........................................................     $  441,304     $  388,587
                                                                                   ==========     ==========
Current Liabilities:
  Accounts payable ...........................................................     $   25,511     $   29,163
  Accrued liabilities:
    Accrued compensation and employee benefits ...............................         17,127         18,703
    Accrued contract losses ..................................................         14,777         22,247
    Accrued income taxes .....................................................          7,719          4,728
    Deferred revenue .........................................................         12,831          2,211
    Other ....................................................................         10,797         14,014
  Borrowings on line of credit ...............................................             --          5,303
  Long-term debt due within one year .........................................          2,781          2,100
                                                                                   ----------     ----------
    Total current liabilities ................................................         91,543         98,469
Long-term debt ...............................................................          2,529          2,244
Deferred income taxes ........................................................          7,313            504
Other long-term liabilities ..................................................          2,713             50
Commitments and contingencies (Notes 2, 10, 12 and 13)
Stockholders' equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares
    issued and outstanding ...................................................             --             --
Common stock $.01 par value (authorized: 250,000,000 shares; issued and outstanding: 46,379,841 and 45,500,000 shares at December 31, 2001 and 2000,
  respectively) ..............................................................            464            455
Additional paid-in capital ...................................................        404,993        391,699
Accumulated deficit ..........................................................        (65,941)      (103,233)
Accumulated other comprehensive loss .........................................         (2,310)        (1,601)
                                                                                   ----------     ----------
    Stockholders' equity .....................................................        337,206        287,320
                                                                                   ----------     ----------
      Total liabilities and stockholders' equity .............................     $  441,304     $  388,587
                                                                                   ==========     ==========

                 See Notes to Consolidated Financial Statements

                               EFUNDS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Year Ended December 31,
                                                                        ----------------------------------------
(dollars and shares in thousands, except per share amounts)                2001           2000           1999
                                                                        ----------     ----------     ----------
Net Revenue .......................................................     $  513,637     $  417,894     $  302,340
                                                                        ----------     ----------     ----------
  Cost of revenue, excluding loss contract and asset impairment
    charges (credits) .............................................        309,389        252,262        185,590
  Loss contract and asset impairment charges (credits) ............         (2,500)         9,700          8,700
                                                                        ----------     ----------     ----------
    Total cost of revenue .........................................        306,889        261,962        194,290
                                                                        ----------     ----------     ----------
Gross Margin ......................................................        206,748        155,932        108,050
  Selling, general and administrative expense .....................        150,671        146,056        109,138
                                                                        ----------     ----------     ----------
  Income (loss) from operations ...................................         56,077          9,876         (1,088)
Other Income (Expense)
  Legal proceedings ...............................................             --             --          2,094
  Equity in loss of investee ......................................         (1,097)          (500)        (1,114)
  Interest expense ................................................           (670)        (3,897)        (2,595)
  Interest and other income .......................................          1,938          2,803             63
                                                                        ----------     ----------     ----------
Income (loss) before income taxes .................................         56,248          8,282         (2,640)
Provision for income taxes ........................................        (18,956)        (3,644)        (5,586)
                                                                        ----------     ----------     ----------
Net income (loss) .................................................     $   37,292     $    4,638     $   (8,226)
                                                                        ==========     ==========     ==========
  Weighted average shares outstanding .............................         45,985         42,788         40,000
                                                                        ==========     ==========     ==========
  Weighted average shares and potential dilutive shares outstanding         47,445         42,867         40,000
                                                                        ==========     ==========     ==========
Net income (loss) per share - basic ...............................     $     0.81     $     0.11     $    (0.21)
                                                                        ==========     ==========     ==========
Net income (loss) per share - diluted .............................     $     0.79     $     0.11     $    (0.21)
                                                                        ==========     ==========     ==========

                 See Notes to Consolidated Financial Statements

                               EFUNDS CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                       Year Ended December 31,
                                               -------------------------------------
(dollars in thousands)                            2001          2000         1999
                                               ----------    ----------   ----------
Net income (loss) ........................     $   37,292    $    4,638   $   (8,226)
Other comprehensive loss:
  Foreign currency translation adjustments           (709)       (1,054)        (419)
                                               ----------    ----------   ----------
  Comprehensive income (loss) ............     $   36,583    $    3,584   $   (8,645)
                                               ==========    ==========   ==========

                 See Notes to Consolidated Financial Statements

                               EFUNDS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                Retained      Accumulated
                                         Common Stock          Additional       earnings         other           Total
                                   -------------------------    paid-in       (accumulated   comprehensive    stockholders'
(dollars and shares in thousands)    Shares         Amount      capital         deficit)          loss           equity
                                   -----------    ----------  ------------    ------------   --------------   ------------
Balance, December 31, 1998.....         40,000    $      400  $     14,564    $     74,967   $         (128)  $     89,803
Net loss.......................             --            --            --          (8,226)              --         (8,226)
Contributions by Deluxe, net...             --            --       277,634              --               --        277,634
Dividends paid to Deluxe.......             --            --            --        (159,687)              --       (159,687)
Translation adjustment.........             --            --            --              --             (419)          (419)
                                   -----------    ----------  ------------    ------------   --------------   ------------
Balance, December 31, 1999.....         40,000           400       292,198         (92,946)            (547)       199,105
Net income.....................             --            --            --           4,638               --          4,638
Adjustment for lag in financial
  reporting (see Note 2).......             --            --            --          (1,125)              --         (1,125)
Offering proceeds, net.........          5,500            55        64,404              --               --         64,459
Contributions by Deluxe, net...             --            --        35,097              --               --         35,097
Dividends paid to Deluxe.......             --            --            --         (13,800)              --        (13,800)
Translation adjustment.........             --            --            --              --           (1,054)        (1,054)
                                   -----------    ----------  ------------    ------------   --------------   ------------
Balance, December 31, 2000.....         45,500           455       391,699        (103,233)          (1,601)       287,320
Net income.....................             --            --            --          37,292               --         37,292
Proceeds from exercise of
  stock options................            732             8         9,827              --               --          9,835
Restricted stock units.........             32            --           333              --               --            333
Proceeds from employee stock
  purchase plan................            116             1         1,190              --               --          1,191
Tax benefits attributable to
  stock options exercised......             --            --         1,944              --               --          1,944
Translation adjustment.........             --            --            --              --             (709)          (709)
                                   -----------    ----------  ------------    ------------   --------------   ------------
Balance, December 31, 2001.....         46,380    $      464  $    404,993        $(65,941)  $       (2,310)  $    337,206
                                   ===========    ==========  ============    ============   ==============   ============

                 See Notes to Consolidated Financial Statements

                               EFUNDS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                          ---------------------------------------
(dollars in thousands)                                                       2001           2000          1999
                                                                          ----------     ----------    ----------
Cash Flows from Operating Activities:
  Net income (loss) ...................................................   $   37,292     $    4,638    $   (8,226)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
      Depreciation ....................................................       18,140         13,935        12,519
      Amortization ....................................................       21,812         17,134         9,982
      Asset impairment charges ........................................           --             --           492
      Loss on sales of property and equipment .........................        1,753            172         4,973
      Deferred income taxes ...........................................       12,750           (464)        8,927
      Equity in loss of investee ......................................        1,097            500         1,114
      Changes in assets and liabilities, net of effects from
        acquisitions:
            Restricted cash ...........................................       29,449            847       (27,902)
            Accounts receivable .......................................      (16,336)        (4,542)          393
            Accounts payable ..........................................      (16,257)         8,654         7,963
            Income taxes receivable/payable ...........................        1,169         13,214        (4,310)
            Reserve for legal proceedings .............................           --             --       (34,200)
            Accrued contract losses ...................................       (7,470)         1,344         5,902
            Other assets and liabilities ..............................        1,623        (11,663)       10,223
                                                                          ----------     ----------    ----------
                Net cash provided by (used in) operating activities ...       85,022         43,769       (12,150)
                                                                          ----------     ----------    ----------
Cash Flows from Investing Activities:
  Capital expenditures ................................................      (30,902)       (41,893)      (38,225)
  Payments for acquisitions and investments, net of cash acquired .....      (40,620)       (20,000)      (35,667)
  Proceeds from sales of property and equipment .......................          415            407         1,229
  Other ...............................................................       (1,448)           267          (546)
                                                                          ----------     ----------    ----------
                Net cash used in investing activities .................      (72,555)       (61,219)      (73,209)
                                                                          ----------     ----------    ----------
Cash Flows from Financing Activities:
  Net borrowings (payments) on line of credit .........................       (5,303)         1,831         3,054
  Proceeds from exercise of stock options and employee stock
    purchase plan .....................................................       11,026             --            --
  Payments on long-term debt ..........................................       (3,550)        (2,107)       (6,665)
  Release of (investment to establish) loan guarantee collateral ......        8,500        (10,000)           --
  Proceeds from initial public offering (net of offering costs of
    $7.0 million) .....................................................           --         64,459            --
  Capital contributions by Deluxe .....................................           --         23,905       268,440
  Dividends paid to Deluxe ............................................           --        (13,800)     (159,687)
  Other ...............................................................           --            171            11
                                                                          ----------     ----------    ----------
                Net cash provided by financing activities .............       10,673         64,459       105,153
                                                                          ----------     ----------    ----------
Adjustment for lag in financial reporting (see Note 2) ................           --         (4,127)           --
Net increase in cash and cash equivalents .............................       23,140         42,882        19,794
Cash and cash equivalents at beginning of period ......................       78,731         35,849        16,055
                                                                          ----------     ----------    ----------
Cash and cash equivalents at end of period ............................   $  101,871     $   78,731    $   35,849
                                                                          ==========     ==========    ==========

                 See Notes to Consolidated Financial Statements

                               EFUNDS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 1: SPIN-OFF AND BASIS OF PRESENTATION: The Company was incorporated in Delaware in December 1984 and changed its name from Deluxe Electronic Payment Systems, Inc. to eFunds Corporation in September 1999. The Company was formerly a wholly owned subsidiary of Deluxe Corporation (Deluxe). In January 2000, Deluxe announced that its board of directors had approved a plan to combine its electronic payments, risk management, professional services and government services businesses under the Company and to undertake a series of transactions designed to establish the Company as an independent, publicly traded company. As part of this process, Deluxe contributed the ownership of various subsidiaries and certain assets and liabilities of certain business operations (the Transferred Businesses) to the Company on March 31, 2000.

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

In October 2000, Deluxe announced that it planned to distribute all of the shares of the Company's common stock owned by it to its shareholders through a Spin-Off transaction (the Spin-Off). In November 2000, Deluxe declared a dividend of the 40 million common shares of the Company held by it. This dividend was distributed on December 29, 2000, in the amount of approximately
0.5514 of an eFunds share for each outstanding Deluxe share. Deluxe received a ruling from the Internal Revenue Service that this distribution qualified as tax-free to Deluxe and its shareholders for U.S. federal income tax purposes, except to the extent that cash was received in lieu of fractional shares.

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

Deluxe has agreed to indemnify the Company for certain future losses arising from identified loss contracts of the Company's government services business. The Company plans to record any amounts received from Deluxe under the indemnification agreement as a reduction of expense if any additional contract losses are recognized. Under the indemnification agreement, the Company is required to calculate increases or decreases to the loss contract reserve in a manner consistent with Deluxe's historical practices, which may differ from the Company's calculation of estimated future losses for financial statement purposes. Deluxe will also indemnify the Company against any liabilities, losses or expenses arising from the litigation or claims asserted against the Company in connection with the operation of the government services business prior to the completion of the IPO. Deluxe's total indemnification obligations to the Company with respect to the government services business are limited to $14.6 million. No such indemnification obligations have been incurred through December 31, 2001.

All transactions between the entities included in the consolidated financial statements have been eliminated. Because the Transferred Businesses and the Company were under the common control of Deluxe prior to the Spin-Off, the accompanying consolidated financial statements have been retroactively restated to reflect the Company's consolidated results of operations and cash flows for the year ended December 31, 1999, as if Deluxe's March 31, 2000 contribution of the Transferred Businesses to the Company had occurred on January 1, 1999 and the Company had been operating as a stand-alone business throughout the periods presented on an "as-if-pooled" basis.

The historical financial information included in the consolidated financial statements for the periods prior to the Spin-Off may not be reflective of what the results of operations, financial condition and cash flows would have been had the Company actually been a separate, stand-alone entity during the periods presented. As a result, the historical financial information may not necessarily be indicative of what the Company's results of operations, financial condition and cash flows will be in the future.

For periods prior to the Spin-Off, the consolidated statements of operations include allocated portions of Deluxe's expenses relating to the Transferred Businesses. Allocations of common expenses were calculated based on a percentage of Company revenue to total Deluxe revenue, number of employees, square footage and transaction processing costs and included costs for various support functions such as human resources, information services and finance. These common costs to the Company and Deluxe were allocated because specific identification of the actual costs incurred was not practicable. In addition, historically,

Deluxe has purchased certain assets or paid certain liabilities that were attributable to the Company. These items were specifically identified within the Deluxe consolidated financial statements and have been recorded in the Company's consolidated financial statements.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES: Consolidation - All significant intercompany accounts, transactions and profits have been eliminated. For purposes of consolidating certain international operations that are primarily based in India, the Company used financial statements with a November 30 fiscal period end through December 31, 1999.

Effective January 1, 2000, the Company's Indian operations, which had previously reported their results of operations and financial position on a one-month lag, changed their reporting dates to coincide with the rest of the Company's subsidiaries. This change, which was made in conjunction with the implementation of the Company's central accounting and financial reporting system, reflects the financial results of that segment on a more timely basis and improves operating and planning efficiencies. The results of operations for the Company's Indian operations for the month of December 1999 were excluded from the Company's consolidated statements of operations and were reflected as an adjustment to accumulated deficit during the first quarter of 2000. These operations generated a net loss of $1.1 million and consumed $4.1 million of cash in the month of December 1999.

Cash and cash equivalents - The Company considers all cash on hand, money market funds, outstanding transfers of cash for authorized settlement of automated teller machines (ATMs) with financial institutions, cash in ATMs, and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash in ATMs at December 31, 2001 was $21.1 million. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value.

Statements of Cash Flows - Cash paid for income taxes amounted to $7.0 million for the year ended December 31, 2001. Cash paid for interest amounted to $0.7 million, $3.0 million and $1.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Non-cash investing and financing activity in 2000 consisted primarily of the acquisition of real property and a data center from Deluxe for $10 million. The purchase price was included in the amount contributed to the Company's capital at March 31, 2000. For all periods presented, non-cash investing and financing activities consist of the acquisition of assets from or through Deluxe or the settlement of liabilities on the Company's behalf by Deluxe in the ordinary course of business that had not been repaid by the Company at the time Deluxe contributed intercompany balances to the Company's capital at each of March 31, 2000 and December 31, 1999.

Restricted cash - In connection with the Company's electronic payment business, the Company also has cash belonging to customers that temporarily resides in custodial accounts maintained by the Company. The Company records these amounts as current restricted custodial cash with a corresponding liability within other accrued liabilities in the consolidated balance sheets. Restricted cash at December 31, 2000 also includes amounts, which the Company supplied to Access Cash International L.L.C. for use in its ATM business.

Accounts receivable - Accounts receivable are stated net of allowances for uncollectible accounts of $4.8 million and $5.3 million at December 31, 2001 and 2000, respectively. The Company records allowances for uncollectible accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowances for uncollectible accounts, the Company takes into consideration such factors as its day-to-day knowledge of specific customers, the industry and size of the customers, the overall composition of its accounts receivable aging, prior history of accounts receivable write-offs and prior history of allowances in proportion to the overall receivable balance. Increases in the allowances for uncollectible accounts are recorded as bad debt expense and are reflected in selling, general and administrative expense in the Company's consolidated statements of operations. Bad debt expense was $1.8 million in 2001, $3.3 million in 2000 and $2.9 million in 1999. When a specific account receivable is determined to be uncollectible, the Company reduces both its accounts receivable and allowances for uncollectible accounts accordingly. As of December 31, 2001 Visa U.S.A., Inc. accounted for 14.8% of the Company's total receivables.

Property and equipment - Property and equipment, including leasehold and other improvements that extend an asset's useful life or productive capabilities, are stated at historical cost. Buildings with 40-year lives and computer and other equipment with lives of three to eight years are generally depreciated using accelerated methods. Leasehold and building improvements are depreciated on a straight-line basis over the estimated useful life of the property or the life of the lease, whichever is shorter.

At December 31, property and equipment consisted of the following:

                                                         December 31,
                                                         ------------
            (dollars in thousands)                    2001          2000
                                                  -----------   -----------
            Land and improvements.............    $     6,961   $     6,961
            Buildings and improvements........         48,445        45,917
            Machinery and equipment...........         38,530        29,957
            Computer equipment................         73,536        70,049
                                                  -----------   -----------
              Total property and equipment....        167,472       152,884
            Accumulated depreciation..........        (91,834)      (75,529)
                                                  -----------   -----------
              Property and equipment - net....    $    75,638   $    77,355
                                                  ===========   ===========

Long-term investments - At December 31, long-term investments consisted of the following:

                                                                                December 31,
                                                                                ------------
      (dollars in thousands)                                                  2001       2000
                                                                            --------   --------
      Investment in Access Cash International, L.L.C...................     $     --   $ 18,500
      Investment in Webtel Pty. Ltd....................................        1,312         --
      Cash surrender value of insurance contracts......................        1,119         --
      Certificate of deposit bearing interest at 7% maturing 6/2004....          316         --
                                                                            --------   --------
                                                                            $  2,747   $ 18,500
                                                                            ========   ========

The Company acquired a 24% equity interest in Access Cash International, L.L.C.
(ACI) in March 2000. The investment was accounted for under the equity method. In October 2001, the Company acquired the remaining equity interests in ACI and the balance of the investment was included in the purchase price allocation. See
Note 4. In December 2001, the Company entered into a subscription agreement to acquire a 15% interest in Webtel Pty. Ltd., an Australian corporation (Webtel). Pursuant to the subscription agreement, the Company invested $2.5 million (AUD) in Webtel in 2001 and has committed to invest an additional $1.5 million (AUD) in Webtel upon the satisfaction of certain conditions specified in such agreement. The certificate of deposit secures a guarantee issued by an Indian bank with respect to the Company's performance under a customer contract.

Intangibles - Intangibles are presented in the consolidated balance sheets net of accumulated amortization. Goodwill is amortized on a straight-line basis over periods of 10 to 30 years. Customer contract costs are amortized on a straight-line basis over a period of time approximating the estimated useful life of the related contracts. Software and other intangible assets are amortized on a straight-line basis over periods ranging from one to five years. Other intangibles consist primarily of software held for licensing and resale. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the estimated lives of its identifiable intangible assets and goodwill.

Total intangibles were as follows:

                                                  December 31,
                                                  ------------
      (dollars in thousands)                   2001           2000
                                           ------------   ------------
      Goodwill (see Note 4).............   $    109,690   $     61,413
      Software..........................         65,079         52,606
      Customer contracts acquired......          11,693             --
      Other intangible assets...........         71,768         80,530
                                           ------------   ------------
        Total...........................        258,230        194,549
      Less accumulated amortization.....       (110,647)      (103,376)
                                           ------------   ------------
      Intangibles - net.................   $    147,583   $     91,173
                                           ============   ============

Impairment of long-lived assets and intangibles - When circumstances indicate that a long-lived asset that is not held for sale may be impaired, the Company evaluates the recoverability of the asset by measuring its carrying amount against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. In evaluating whether there is any impairment of a long-lived asset associated with a long-term service contract, the amount of any loss contract accrual is excluded from the undiscounted future cash flows associated with the long-lived asset when determining whether the asset is impaired.

The Company evaluates the recoverability of property and equipment and identifiable intangibles held for disposal by comparing the asset's carrying amount with its fair value less costs to sell. If a large segment or separable group of assets that were acquired in a business purchase combination were held for disposal, all of the unamortized goodwill associated with those assets would be included in the carrying amount of the assets for purposes of this evaluation. Should the fair value less costs to sell be less than the carrying value of the long-lived asset(s), an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset(s) exceeds the fair value of the asset(s) less costs to sell. The unamortized goodwill associated with those assets would be eliminated before recording any reduction in the carrying value of the asset(s).

The Company evaluates the carrying value of goodwill when events or changes in circumstances with regard to the related businesses indicate that the carrying amount of the goodwill may not be recoverable. Such circumstances could include, but are not limited to, (1) a current period operating or cash flow loss combined with a history of operating or cash flow losses, (2) a forecast that demonstrates continuing losses, (3) a significant adverse change in legal factors or in business climate, or (4) an adverse action or assessment by a regulator. In evaluating the recoverability of goodwill, the Company measures the carrying amount of the goodwill against the estimated undiscounted future cash flows of the businesses to which the goodwill relates. In determining the future cash flows, the Company looks to historical results and current forecasts. The estimated net cash flows include the effects of income tax payments and interest charges. Should the sum of the expected future net cash flows be less than the carrying value of the goodwill, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the net book value of the related businesses exceeds their fair value.

Income taxes - In most cases, the Company's domestic businesses were included in Deluxe's consolidated tax return through December 29, 2000. Pursuant to a tax sharing agreement, tax payments are made to and tax benefits are reimbursed by Deluxe for tax periods prior to the Spin-Off. The consolidated financial statements include income tax benefits (provisions) and liabilities calculated as if separate tax returns were prepared for the periods covered. Deferred income taxes result from temporary differences between the financial reporting bases of assets and liabilities and their respective tax reporting bases. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $16.4 million at December 31, 2001. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and applicable withholding taxes payable to the foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with such a hypothetical calculation.

Translation adjustment - The financial position and results of operations of the Company's international subsidiaries are measured using local currencies as the functional currencies. Assets and liabilities of these operations are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in the stockholders' equity section of the consolidated balance sheets. Gains and losses that result from foreign currency transactions are included in earnings.

Revenue recognition - Revenue is recorded net of any applicable discounts. Transaction processing and service fees are recognized in the period that the service is performed. These services consist of processing customers' electronic debit transactions through electronic funds transfer networks and settling the funds with the financial institutions involved in the transactions. Additionally, these services include monitoring ATMs and point-of-sale devices to alert the Company's customers when potential problems occur. Processing fees are generally charged on a per transaction basis, depending on the contractual arrangement with the customer. The Company also receives fees paid by consumers utilizing certain ATMs owned or managed by the Company and interchange fees paid by their banks. Government services fees are recognized in the period services are provided based on monthly fees per benefits recipient.

Decision support fees are recognized as revenue in the period the services are provided. Decision support services consist of new account applicant and check verification screenings to manage the risk associated with account openings and check acceptance. Decision support fees are based on the number of inquiries against the databases used for screening purposes or monthly fees based on the aggregate dollar value of checks authorized by the retailer or other similar measures, depending on the product and service.

Software and data license fees for standard products are recognized when a license agreement has been signed, the license fee is fixed and determinable, collectibility of the license fee is probable, delivery has occurred and there are no uncertainties surrounding product acceptance. If a software license contains customer acceptance criteria for which significant uncertainties exist, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Certain software products include multiple modules and the license fee charged to the customer is based on the modules licensed. If a customer contract requires the Company to deliver multiple elements, the fees are allocated to the various elements based upon vendor-specific objective evidence of fair value.

The Company also provides information technology consulting and business process management services. Recognition of revenue from providing such services is generally recognized under two methods, depending on contractual terms. Under the time and materials method, revenue is based on a fee per hour basis and is recognized as hours are completed. Under the fixed contract method, a pre-set fee is agreed upon for a project, and revenue is recognized proportionately to the percentage completion of the project. If the information technology consulting services involve the significant customization of software that has been licensed from the Company, the license fee is also recognized proportionately to the percentage completion of the project.

Software maintenance and support revenue is recognized ratably over the term of the contract, and/or as the services are provided.

Software and data license fees amounted to $50.9 million and $14.5 million in the years ended December 31, 2001 and 2000, respectively.

Long-term service contracts - Long-term service contracts are definitive agreements to provide services over a period of time in excess of one year and with respect to which the Company has no contractual right to adjust the prices or terms at which its services are supplied during the term of the contract. The Company's long-term service contracts are for transaction processing in the government services segment and the payment systems and services segment and business process management services in the payment systems and services segment. Total revenue for some long-term service contracts may vary based on the demand for services. Revenue from long-term service contracts are recognized under the applicable revenue recognition policy above. Expenses are recognized when incurred, with the exception of installation costs. In existing long-term service contracts, installation costs are not recovered at the time of installation but are factored into billing rates over the term of the contract. Accordingly, installation costs for long-term service contracts are initially capitalized and then amortized over the life of the contract. Any equipment and software purchased to support a long-term service contract is capitalized and depreciated or amortized over the life of the related contract or the life of the asset, whichever is shorter.

In determining the profitability of a long-term service contract, only direct and allocable indirect costs associated with the contract are included in the calculation. The appropriateness of allocations of indirect costs depends on the circumstances and involves the judgment of management, but such costs may include the costs of indirect labor, contract supervision, tools and equipment, supplies, quality control and inspection, insurance, repairs and maintenance, depreciation and amortization and, in some circumstances, support costs. The method of allocating any indirect costs included in the analysis is also dependent upon the circumstances and the judgment of management, but the allocation method must be systematic and rational. Selling, general and administrative costs are not included in the analysis. Provisions for estimated losses on long-term service contracts, if any, are made in the period in which the loss first becomes probable and reasonably estimable. Projected losses are based on management's best estimates of a contract's revenue and costs. Actual losses on individual long-term service contracts are compared with loss projections periodically, with any changes in the estimated total contract loss recognized as they become probable and reasonably estimable.

Certain direct costs associated with the EBT contracts discussed in Note 5 are common to a number of contracts and are attributed to each contract based on its use of the services associated with these common direct costs. Revenue, case counts or other applicable statistics are used to attribute these costs to individual contracts.

In the event an asset impairment loss is recognized on long-lived assets used to support a long-term service contract, the original estimation of the contract's costs is revised to reduce the depreciation and amortization associated with the impaired assets.

Advertising expense - Advertising and promotional costs are expensed as incurred. The Company incurred advertising and promotional expense of $3.6 million, $9.9 million, and $0.7 million in 2001, 2000, and 1999, respectively.

Research and development expenses - Research and development costs are charged to expense as incurred and recorded in selling, general and administrative expenses. Research and development expenses amounted to $0.3 million, $1.4 million and $3.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Capitalization of internal-use software - The Company capitalizes the cost of software developed or obtained for internal use once the preliminary project stage has been completed, management commits to funding the project and it is probable that the project will be completed and that the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and the software is ready for its intended use. The carrying value of internal-use software is reviewed in accordance with the Company's policy on impairment of long-lived assets and intangibles.

Capitalization of software developed for resale - The Company capitalizes the cost of software developed for licensing and resale once technological feasibility has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available for general release to customers. Such costs are amortized on a product-by-product basis over no longer than five years. Software developed for resale is carried at the lesser of amortized cost or net realizable value.

Employee stock-based compensation - Until the IPO and the Spin-Off, the Company's employees participated in Deluxe's stock incentive programs. In connection with the IPO and the Spin-Off, the Company adopted new stock incentive programs for the benefit of its employees. As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company continues to account for its employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No compensation cost has been recognized for fixed stock options issued under the Deluxe or eFunds programs. The Company discloses pro forma net income (loss) and net income (loss) per share as if the fair value method of SFAS No. 123 had been used (see Note 8).

Income (loss) per share and stockholders' equity - The following table reflects the calculation of basic and diluted income (loss) per share:

                                                                                       Year Ended December 31,
                                                                                ------------------------------------
      (dollars and shares outstanding in thousands, except per share amounts)      2001         2000         1999
                                                                                ----------   ----------   ----------
      Net income (loss) per share - basic
         Net income (loss)....................................................  $   37,292   $    4,638   $   (8,226)
         Weighted average shares outstanding..................................      45,985       42,788       40,000
                                                                                ----------   ----------   ----------
         Net income (loss) per share - basic..................................  $     0.81   $     0.11   $    (0.21)
                                                                                ==========   ==========   ==========
      Net income (loss) per share - diluted
         Net income (loss)....................................................  $   37,292   $    4,638   $   (8,226)
                                                                                ----------   ----------   ----------
         Weighted average shares outstanding..................................      45,985       42,788       40,000
         Dilutive impact of options...........................................       1,460           79           --
                                                                                ----------   ----------   ----------
         Weighted average shares and potential dilutive shares outstanding....      47,445       42,867       40,000
                                                                                ----------   ----------   ----------
         Net income (loss) per share - diluted................................  $     0.79   $     0.11   $    (0.21)
                                                                                ==========   ==========   ==========

Options to purchase 94,838 shares of common stock were excluded from the above calculation, as they were antidilutive at December 31, 2001.

On January 27, 2000, the Company increased the number of authorized shares from 2,500 to 250 million. On May 12, 2000, the Company declared a 16,000 to one stock split, increasing the shares issued and outstanding from 2,500 to 40 million. Income (loss) per share is presented as if 40 million shares had been outstanding for all periods presented.

On April 4, 2000, the Company authorized 100 million shares of preferred stock with a par value of $.01 per share. No such shares are issued or outstanding.

In connection with the IPO the Company adopted a stockholder rights plan. The rights have anti-takeover effects, as they will cause substantial dilution to a person or group that attempts to acquire control of the Company pursuant to an offer that is not approved by the Company's Board of Directors. The rights should not interfere with any tender offer or merger approved by the Board because the Board of Directors may redeem the rights or approve an offer at any time prior to such time as any person becomes the beneficial owner of 15% or more of the Company's outstanding common stock.

Comprehensive income - The Company's total comprehensive income consists of net income or loss and foreign currency translation adjustments. The foreign currency translation adjustments are reflected as accumulated other comprehensive loss in the Company's consolidated balance sheets.

Use of estimates - The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In this process, it is necessary for management to make certain assumptions and related estimates affecting the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all information available using management's best efforts. However, actual results can differ from assumed and estimated amounts.

New accounting pronouncements - On January 1, 2001, the Company adopted Statement of Financial Accounting Standards "SFAS" No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which provides guidance on accounting for derivatives and hedge transactions. The effect of this pronouncement did not have a material impact on the reported operating results or financial position of the Company.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, which established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The Company implemented SFAS No. 141 in connection with its October 2001 acquisition of the remaining outstanding equity interest in Access Cash

International, L.L.C. See Note 4. The implementation did not have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, that became effective for the Company on January 1, 2002. SFAS No. 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reassessment of the useful lives of existing recognized intangibles, a new method of measuring reported goodwill for impairment and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test on or before June 30, 2002. The Company is assessing the total impact the foregoing requirements will have on its consolidated balance sheet and statement of operations. Goodwill amortization for the years ended December 31, 2001, 2000 and 1999 amounted to $3.9 million, $4.0 million and $3.0 million, respectively.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and certain provisions of APB Opinion No. 30, Reporting the Results of Operation -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective for the Company in 2002 and are to be applied prospectively. The Company does not believe the adoption of SFAS 144 will have a material impact on its consolidated financial position or results of operations.

Classification - Certain amounts in prior periods have been reclassified to conform to the current period classification.

NOTE 3: TRANSACTIONS WITH DELUXE: Prior to the IPO in June 2000, the Company was a wholly owned subsidiary of Deluxe. Subsequent to the IPO and through the Spin-Off, the Company remained a majority owned subsidiary of Deluxe. Prior to the Spin-Off, Deluxe allocated $16.4 million and $25.6 million for the years ended December 31, 2000 and 1999, respectively, to the Company for the cost of corporate services provided. In 2000, these costs included items related to data sharing, real estate matters and transition services. Prior to 2000, these allocations were based on the ratio of the Company's revenue to Deluxe's revenue, the number of employees in the two organizations and transaction processing costs. The allocated amounts included expenses for various support functions such as human resources, information services and finance. Costs common to the Company and Deluxe were allocated because specific identification of the actual costs incurred was not practicable. The Company believes that this allocation method was reasonable. The amounts allocated to the Company are included in selling, general and administrative expense in the consolidated statements of operations. During 2000, certain of the costs for these support functions were incurred directly by the Company. The remaining corporate services provided by Deluxe were allocated to the Company based on estimates of the costs that would have been incurred by the Company if it were a stand-alone, independent company. The amounts allocated to the Company are included in selling, general and administrative expense in the Company's consolidated statements of operations. The allocation of costs to the Company by Deluxe ceased at the Spin-Off.

Under Deluxe's centralized cash management system, advances from Deluxe and excess cash sent to Deluxe through March 31, 2000, are reflected as contributions by and distributions to Deluxe and are included in stockholders' equity in the consolidated balance sheets. Deluxe also charged the Company for interest expense or credited the Company for interest income based on the cash the Company had borrowed from or provided to Deluxe. The Company was charged or credited net interest income (expense) by or from Deluxe of $(0.9) million and $2.8 million for the years ended December 31, 2000 and 1999, respectively. The average interest rates used to calculate these amounts were 6.7% and 5.1% for the years ended December 31, 2000 and 1999, respectively. These charges and credits are included in interest and other income (expense) in the Company's consolidated statements of operations. The interest rate for net receivables from Deluxe was based on the average 30-day commercial paper composite rate. The interest rate for net payables was based on the average 30-day commercial paper composite rate plus 2%. At December 31, 1999 and again at March 31, 2000, Deluxe forgave the net outstanding amount it was owed by the Company. The Company recorded these transactions as capital contributions. The Company also paid a dividend to Deluxe of $13.8 million at March 31, 2000. Subsequent to March 31, 2000, and through the Spin-Off, the Company and Deluxe have repaid any net amounts owed to each other in cash. The interest rates applied subsequent to March 31, 2000, were based on the one-month LIBOR rate plus 0.25%.

Deluxe provided the Company with an unsecured revolving credit facility of up to $75 million until the Spin-Off. The Company never borrowed any funds under this facility.

On March 31, 2000, the Company purchased real property and a data center located in Phoenix, Arizona and certain related personal property from a subsidiary of Deluxe for $10.0 million. The Company previously rented portions of this facility. The purchase price of the property and data center was at the net book value that was recorded on the general ledger of the Deluxe subsidiary. The Company has leased portions of another facility to Deluxe for various periods through December 2003.

Transactions involving the purchase and sale of goods and services between the Company and Deluxe were executed at either then current market prices or agreed-upon transfer prices. Purchases from Deluxe were $0.2 million and $2.9 million for the years ended December 31, 2000 and 1999, respectively.

Sales to Deluxe were $59.3 million and $9.8 million for the years ended December 31, 2000 and 1999, respectively. Although no longer related parties, the Company and Deluxe continue to maintain a business relationship. Sales to Deluxe for the year ended December 31, 2000, include fees related to services provided pursuant to a five-year software development and business process outsourcing agreement executed during 2000. If Deluxe fails to spend a minimum of $43 million for software development services under this agreement in any year, it will be obligated to make payments to the Company based on a schedule in the contract that is reflective of the Company's estimates of its lost profits. For the year ended December 31, 2001, Deluxe's spending attributable to this agreement was $41.1 million, which did not meet the minimum-spending target, and accordingly additional fees of $0.3 million were accrued. This agreement also calls for the Company to provide business process management services, including accounts receivable, accounts payable and other general accounting and data entry services to Deluxe. Deluxe's annual minimum spending target for business process management services ranges from $8.1 million in 2000 to $4.2 million in 2004. Revenue from Deluxe for business process outsourcing services was $6.2 million for the year ended December 31, 2001. The provision of services by the Company under the software development and business process outsourcing agreement is non-exclusive, and Deluxe may contract with any third party for the provision of professional services.

NOTE 4: BUSINESS COMBINATIONS: Effective October 1, 2001, the Company acquired (the Acquisition) the remaining approximately 76% equity interest (the Interests) in Access Cash International L.L.C., a Delaware limited liability company (ACI), from ATM Holding, Inc., a Minnesota corporation (ATM Holding). The acquisition has been accounted for as a purchase in accordance with the provisions of SFAS No. 141. ACI is the second largest independent provider of automated teller machine (ATM) services in the United States. ACI provides turnkey ATM deployment solutions, including ATM sales and management activities, as well as branding and advertising services. The Acquisition is part of a strategy to increase the Company's transaction processing revenues through the acquisition and control of ATM transactions at the point of origination.

The total purchase price (the Purchase Price) of the Interests was $44.6 million, of which approximately $40.3 million was paid in cash on or prior to the Closing Date. Payment of the balance of the Purchase Price (approximately $4.3 million) is subject to the satisfaction of certain post-closing conditions. If these conditions are resolved such that the Company is required to pay any portion of the balance of the Purchase Price, such payments will be accounted for as an increase to goodwill. The Purchase Price was determined by negotiation between the parties and was paid using the available cash reserves of the Company.

In March 2000, the Company paid cash of $20.0 million for an approximate 24% interest in ACI. The Company accounted for this initial investment under the equity method of accounting. The difference of $20.0 million between the investment and the underlying equity in the net assets of ACI was being accounted for in the same manner as goodwill and amortized over 15 years. Following the Acquisition of the Interests, the Company owned 100% of the outstanding equity interests in ACI. Accordingly, under the equity method of accounting the Company's results of operations for the year ended December 31, 2001 include its 24% share of the results of ACI's operations for the period from January 1, 2001, to September 30, 2001 which is recorded in equity in loss of investee, and 100% of the results of ACI's operations for the period from October 1, 2001 to December 31, 2001.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition of ACI, including the remaining balance of the initial $20.0 million investment:

                                                October 1,
               (dollars in thousands)              2001
                                               ------------
               Current assets...............   $     12,074
               Property and equipment.......          4,404
               Goodwill.....................         48,994
               Other intangible assets......         13,178
               Other non-current assets.....            347
                                               ------------
                 Total assets acquired......         78,997
                                               ------------
               Current liabilities..........         14,818
               Long-term debt...............          3,517
               Other long-term liabilities..          1,895
                                               ------------
                 Total liabilities assumed..         20,230
                                               ------------
                 Net assets acquired........   $     58,767
                                               ============

Other intangible assets primarily represent the estimated fair value of ACI's contractual relationships with its customers, which are being amortized over an estimated useful life of 15 years. The entire amount of goodwill was assigned to the payment systems and services segment. Of that total amount, $45.6 million is expected to be deductible for tax purposes.

The following table summarizes the unaudited pro forma results of operations of the Company as though the acquisition of ACI had occurred at the beginning of each period presented:

                                                   (unaudited)
              (dollars in thousands)           2001          2000
                                            ----------    ----------
              Revenue..................     $  512,903    $  459,451
              Net income...............         32,923         1,020
              Net income per share:
                Basic..................     $     0.72    $     0.02
                Diluted................     $     0.69    $     0.02

In September 2000, the Company entered into an ATM deployment and management agreement with ACI under which the Company received fees paid by consumers utilizing ATMs deployed by it and interchange fees from their banks. ACI managed this network of ATMs in exchange for a management fee determined by reference to the number of ATMs deployed. In June 2001, the ATM deployment and management agreement was amended (Amendment Agreement) and extended until at least March 31, 2002. The ATM deployment and management agreement was of no further effect upon completion of the Acquisition. In July 2001, the Company and ATM Holding entered into an agreement (Letter Agreement) acknowledging their mutual desire to pursue a transaction by which the Company would acquire the remaining 76% of ACI.

Collectively, the June 2001 Amendment Agreement and the July 2001 Letter Agreement resulted in payments among the Company, ACI and ATM Holding. These Payments were accounted for as advances and repayments between the parties and the net amount of these payments was treated as a $1.3 million reduction to the purchase price of ACI.

Prior to the Acquisition, the Company had entered into agreements with ACI to supply cash for ATMs managed by ACI and deployed by the Company in various locations throughout the United States. These vault cash agreements provided that the Company would retain control over and ownership of this cash. Subject to the approval of the Company, ACI determined the level of cash required to be maintained within the ATMs up to an authorized level. The Company received a fee for making such cash available. The agreements, and the corresponding restrictions on the vault cash ceased to be effective following the Acquisition. Accordingly, the Company has reclassified the cash in ATMs that had been classified as restricted at December 31, 2000, to cash and cash equivalents during 2001. ACI also has a vault cash agreement with a financial institution. The agreement provides that the financial institution has the option to provide cash services for ATMs deployed by ACI on a case-by-case basis. ACI pays a monthly fee of the New York Prime, as defined plus one half percent on the average daily balance of funds provided to the ATMs. The bank may terminate the agreement if it incurs material losses. The Company may terminate the agreement upon payment of a penalty. The initial term of the agreement expires in November 2003. Total cash provided as a result of this agreement was $17.8 million at December 31, 2001.

Prior to the Acquisition, the Company had agreed to guarantee up to $3.0 million
(CAD) of equipment lease payments for ACI's Canadian customers and through December 31, 2001, the Company had guaranteed lease payments amounting to $1.3 million. Through December 31, 2001, the Company made payments of $59,000 pursuant to these guarantees.

The following table summarizes the transactions between the Company and ACI during the period from March 2000 when the Company made its initial investment in ACI until September 30, 2001 when the Company acquired the remainder of the equity interests in ACI.

         (dollars in thousands)             2001        2000
                                          --------    --------
         Revenue:
           Surcharge/interchange          $ 50,673    $ 19,861
           Transaction processing              893         539
           ATM cash....................      1,459       2,113
           Other.......................        157         186
         Expenses:
           Management fee..............     49,924      20,948
           Other.......................         23         300
         Other:
           Equity in losses of ACI.....     (1,097)       (500)

On April 13, 1999, Deluxe acquired the remaining 50% ownership interest in HCL-Deluxe, N.V. (eFunds India) for $23.4 million in cash. This entity commenced operations as a joint venture between Deluxe and HCL Corporation of India in September 1997. eFunds India provides information technology consulting and business process management services to financial services companies and to all of the Company's and Deluxe's businesses. The ownership of eFunds India was transferred to the Company under the Plan discussed in Note 1. The acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company include the entire results of this business from the date the Company acquired 100% ownership. Prior to this point, the Company recorded its 50% ownership of the joint venture's results under the equity method of accounting. This business is included in the payment systems and services segment. The purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values on the date of purchase. Total cost in excess of net assets acquired in the amount of $24.9 million is reflected as goodwill and is being amortized over 15 years.

On February 19, 1999, Deluxe acquired all of the outstanding shares of eFunds Corporation of Tustin, California, an electronic check conversion company, for $13 million in cash. The company provides electronic check conversion and electronic funds transfer solutions for financial services companies and retailers. The ownership of this company was transferred to the Company under the Plan discussed in Note 1. The acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company include the results of this business subsequent to its acquisition date. This business is included in the payment systems and services segment. The purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values on the date of purchase. Total cost in excess of net assets acquired in the amount of $15.7 million is reflected as goodwill and is being amortized over 10 years.

NOTE 5: CONTRACT LOSSES: The Company has historically incurred losses related to its government services business and has established a reserve to provide for expected future losses on existing long-term service contracts. During 2001, the Company recorded a net credit of $2.5 million to reflect an overall reduction in the level of expected future losses on long-term service contracts within its government services segment. This amount is reflected in cost of revenue in the Company's consolidated statement of operations. The net credit is composed of reductions to the reserve of $3.8 million reflecting costs which continue to be lower than originally anticipated, offset by a provision for a loss of $1.3 million for an additional state where projected future costs exceed projected future revenue.

During the second quarter of 2000, the Company recorded net charges of $9.7 million for additional expected future losses on the contracts of the government services segment's electronic benefits transfer (EBT) business. This amount is reflected in cost of sales in the Company's consolidated statement of operations. In April 2000, the Company completed negotiations with the prime contractor for a state coalition for which the Company provides EBT services. Prior to this, the Company and the prime contractor were operating without a binding, legally enforceable contract. The Company increased its accrual for expected future losses on long-term service contracts by $12.2 million to reflect the fact that the Company had a signed agreement with this contractor. Offsetting this charge was the reversal of $2.5 million of previously recorded contract loss accruals. These reversals resulted from productivity improvements and cost savings from lower than anticipated telecommunications and interchange expenses.

During 1999, charges of $8.2 million were recorded to provide for additional expected future losses on the contracts of the government services segment and an additional $0.5 million was recorded to reflect the impairment of the assets used in servicing such contracts. These charges are reflected in cost of sales in the 1999 consolidated statement of operations. A majority of the charges resulted from the conclusion of negotiations with a prime contractor regarding the timing and costs of transitioning switching services from the Company to a new processor. Also, lower than projected actual transaction volumes (primarily related to states fully rolled-out in 1999) contributed to the changes in the estimates underlying the previously recognized charges.

The following table summarizes the activity of the accrued contract loss reserve:

                                                         Year Ended December 31,
                                                      -------------------------------
      (dollars in thousands)                            2001        2000       1999
                                                      --------    --------   --------
      Beginning balance...........................    $ 22,247    $ 20,599   $ 14,697
      Provision for contract losses...............       1,295      12,200      8,208
      Reversal of provision for contract losses...      (3,795)     (2,500)        --
      Charges to reserve..........................      (4,970)     (8,052)    (2,306)
                                                      --------    --------   --------
      Ending balance..............................    $ 14,777    $ 22,247   $ 20,599
                                                      ========    ========   ========

NOTE 6: RESTRUCTURING CHARGES: The Company's consolidated balance sheets reflect restructuring accruals of $2.4 million and $0.4 million as of December 31, 2001 and 2000, respectively, for employee severance and other costs. During the first quarter of 2001, a restructuring charge of $3.2 million was recorded relating to the planned closure of the Company's operations in Bothell, Washington. This new restructuring charge is reflected in selling, general and administrative (SG&A) expenses in the consolidated statement of operations.

In 2000, the Company identified additional opportunities for savings in the payment systems and services segment and planned to reduce the workforce in the United Kingdom division of this segment by 31 employees. Accordingly, the Company expensed $0.6 million.

During 1999, the Company reversed $2.4 million of restructuring accruals relating to its 1998 initiative to reduce SG&A expense and a 1996 plan to reduce the workforce at the international operations of the payment systems and services segment. The reduction in the SG&A expense initiative accrual was due to higher than anticipated attrition that resulted in severance payments to 37 fewer employees than originally anticipated. Also, due to the Company's decision in 1999 to retain the international operations of its payment systems and services segment, planned reductions within that business were canceled. These accrual reversals are reflected in SG&A expense in the 1999 consolidated statement of operations.

The following table summarizes the change in the Company's restructuring accruals for 2001, 2000 and 1999:

                                                                    Years Ended December 31,
                                            -----------------------------------------------------------------------
                                                     2001                    2000                      1999
                                            ---------------------  ------------------------  ----------------------
                                            Number of               Number of                 Number of
                                            employees               employees                 employees
     (dollars in thousands)                 affected      Amount    affected      Amount      affected      Amount
                                            ---------    --------   ---------    --------     ---------    --------
     Balance - beginning of year..........       9       $    378        6       $  1,242        186       $  4,672
     Provisions for restructuring.........     224          3,200       31            555         --             --
     Severance and other costs paid.......    (159)        (1,170)     (28)        (1,419)       (18)        (1,031)
     Adjustments to accrual...............      --             --       --             --       (162)        (2,399)
                                              ----       --------      ---       --------       ----       --------
     Balance - end of year................      74       $  2,408        9       $    378          6       $  1,242
                                              ====       ========      ===       ========       ====       ========

NOTE 7: PROVISION FOR INCOME TAXES: Income (loss) before income taxes consists of:

                                       Years Ended December 31,
                                   --------------------------------
       (dollars in thousands)        2001        2000        1999
                                   --------    --------    --------
       Domestic................    $ 45,147    $  5,368    $ (2,163)
       Foreign.................      11,101       2,914        (477)
                                   --------    --------    --------
         Total.................    $ 56,248    $  8,282    $ (2,640)
                                   ========    ========    ========

The components of the provision for income taxes are as follows:

                                                  Years Ended December 31,
                                           -------------------------------------
      (dollars in thousands)                  2001          2000         1999
                                           ----------    ----------   ----------
      Current tax benefit (provision)
        Federal ......................     $   (3,913)   $   (4,030)  $    5,527
        Foreign ......................           (100)          (47)          --
        State ........................         (2,193)          (31)        (271)
                                           ----------    ----------   ----------
          Total ......................         (6,206)       (4,108)       5,256
      Deferred tax benefit (provision)
        Federal ......................        (12,259)          684      (10,811)
        State ........................           (491)         (220)         (31)
                                           ----------    ----------   ----------
          Total ......................     $  (18,956)   $   (3,644)  $   (5,586)
                                           ==========    ==========   ==========

The Company's effective tax rate on pretax income (loss) differs from the U.S. Federal statutory tax rate of 35% as follows:

                                                                              Years Ended December 31,
                                                                       -------------------------------------
      (dollars in thousands)                                              2001          2000         1999
                                                                       ----------    ----------   ----------
      Income tax at Federal statutory rate .........................   $  (19,687)   $   (2,899)  $      924
      State income taxes net of Federal income tax benefit .........       (1,680)         (163)        (196)
      Difference between Federal statutory rate and foreign tax rate        4,096         1,713          (58)
      Amortization and write down of intangibles ...................       (1,570)       (1,412)      (1,074)
      Change in valuation allowance ................................        2,989          (826)      (4,591)
      Other ........................................................       (3,104)          (57)        (591)
                                                                       ----------    ----------   ----------
      Provision for income taxes ...................................   $  (18,956)   $   (3,644)  $   (5,586)
                                                                       ==========    ==========   ==========

Tax effected temporary differences, which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                    2001                       2000
                                         -------------------------   -------------------------
                                          Deferred      Deferred      Deferred      Deferred
                                            tax           tax           tax           tax
                                           assets      liabilities     assets      liabilities
                                         -----------   -----------   -----------   -----------
(dollars in thousands)
Net operating loss carryforwards ...     $    11,606   $        --   $    14,625   $        --
Reserve for legal proceedings ......             114            --           407            --
Accrued contract losses ............           5,917            --         9,166            --
Restructuring accruals .............           1,107            --           144            --
Property and equipment .............              --           695            10            --
Intangibles ........................              --         6,618           440            --
Employee benefit and incentive plans           1,155            --         1,257            --
Miscellaneous reserves and accruals            2,067            --         1,397            --
All other ..........................             484            --           218           504
                                         -----------   -----------   -----------   -----------
Subtotal ...........................          22,450         7,313        27,664           504
Valuation allowance ................         (11,606)           --       (14,595)           --
                                         -----------   -----------   -----------   -----------
Total deferred taxes ...............     $    10,844   $     7,313   $    13,069   $       504
                                         ===========   ===========   ===========   ===========

The valuation allowance relates principally to the uncertainty of realizing federal, foreign and state net operating loss carryforwards. The valuation allowance includes approximately $1.5 million for net operating loss carryforwards of a business that was acquired in 1999. Any utilization of these net operating loss carryforwards would be recorded as a reduction of goodwill. The amount of net operating loss utilization for 2001 recorded as a reduction of goodwill was $0.2 million.

At December 31, 2001, net operating loss carryforwards relating to federal, state and foreign jurisdictions amounted to $10.1 million, $95.8 million and $10.6 million, respectively. Of these carryforwards $10.6 million of foreign net operating losses may be carried forward indefinitely. Federal and State net operating loss carryforwards are subject to expiration as follows:

         (dollars in thousands)    Federal     State       Total
                                   -------   ---------   ---------
                    2002-2005      $    --   $      80   $      80
                    2006-2010           --         149         149
                      2011              --       5,955       5,955
                      2012              --       5,076       5,076
                      2013              --      20,359      20,359
                      2014              --      31,398      31,398
                      2015              --      31,261      31,261
                      2016              --          31          31
                      2017              --          46          46
                      2018           4,317         327       4,644
                      2019           5,620         497       6,117
                      2020             165         571         736
                                   -------   ---------   ---------
                  Total            $10,102   $  95,750   $ 105,852
                                   =======   =========   =========

The Company's Indian software development and business process management operations qualify for tax incentives associated with businesses which operate within designated geographic locations in India. Such incentives generally provide the Company with exemptions from Indian tax on certain business income generated from these operations and phase out through March 2009. These tax incentives reduced the Company's income tax expense by approximately $5.1 million and $1.9 million in the years ended December 31, 2001 and 2000, respectively.

NOTE 8: EMPLOYEE BENEFIT PLANS: Stock purchase plan - Until the Spin-Off, the Company's U.S. employees participated in Deluxe's employee stock purchase plan. This plan enabled eligible employees within the Deluxe organization to purchase Deluxe's common stock at 75% of its fair market value on the first business day following each three-month purchase period. The Company's participation in the stock purchase plan terminated at the time of the Spin-Off. Compensation expense was recognized for the difference between the participating employees' purchase price and the fair value of the stock purchased in the amount of $0.9 million and $0.7 million in 2000 and 1999, respectively.

Following the Spin Off, the Company established a non-compensatory Employee Stock Purchase Plan (ESPP) as defined in Section 423(b) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder. The Company has reserved 2.3 million shares for issuance in accordance with the provisions of the ESPP. All regular full-time employees of the Company are eligible to participate in the ESPP, subject to certain limitations. The ESPP enables eligible employees to purchase the Company's common stock at the lesser of 85% of its fair market value on the first or last business day of each three-month purchase period (six months with respect to the first purchase period). The Company's shareholders approved the ESPP in 2001.

Stock incentive plans - Employees of the Company participated in Deluxe's other stock incentive plans through the date of the Spin-Off. Under these plans, stock-based awards could be issued to employees via a broad range of methods, including non-qualified or incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other similar awards. Options become exercisable in varying amounts beginning generally one year after the date of grant.

In connection with the Spin-Off (see Note 1), Deluxe and the Company decided that Deluxe options outstanding as of the record date for the Spin-Off would be converted to options to purchase shares of the Company and options to purchase shares of Deluxe based on a formula that compared the market value of the Company's and Deluxe's common stock at the record date for the Spin-Off. The formula was designed to maintain an equivalent intrinsic value for the option holder utilizing the criteria described in Emerging Issues Task Force No. 90-9, Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring. To accommodate the conversion, the Company established the eFunds Corporation Stock Incentive Plan for Deluxe Conversion Awards (the "Conversion Plan").

Under the Conversion Plan, the converted options retain their remaining terms, vesting and other characteristics as provided in the Deluxe plans except that options awarded under the 1998 DeluxeSHARES program were modified to require that vesting prior to January 30, 2001 was conditioned upon the per share price of the Company's common stock reaching a market price at least equal to 150% of the per share exercise price of the converted option rather than 150% of per share exercise price of the original DeluxeSHARES option. The DeluxeSHARES conversion options became exercisable on January 31, 2001.

Options to purchase 2.9 million shares of the Company's common stock were outstanding with a weighted average exercise price of $13.75 per share at December 31, 2000 under the Conversion Plan. The Company did not record compensation expense as a result of the conversion process.

In connection with the IPO, the Company established the eFunds Corporation 2000 Stock Incentive Plan under which 9.1 million shares were reserved for issuance. The plan provides for a broad range of methods to deliver stock-based awards similar to those of the Deluxe plans, except that incentive stock options may not be issued under the Company's stock incentive plan. Options issued under the plan become exercisable in varying amounts beginning generally one year after the date of grant and generally become fully vested after three years. Awards made under the plan have a maximum term of ten years.

Deluxe issued restricted shares and restricted stock units to Company employees as follows: 11,456 units at a weighted-average fair value of $26.19 per share during 2000, and 6,264 shares and units at a weighted-average fair value of $26.19 per share during 1999. All outstanding Deluxe restricted stock units held by employees of the Company were cancelled in connection with the Spin-Off. The Company issued 53,514 restricted stock units in 2001 and 10,000 restricted stock units in 2000 prior to the Spin-Off. These Awards generally vested over periods ranging from one to five years. No consideration is paid by the employees for these awards. The Company recorded compensation expense of $665,000, $328,000 and $164,000 for restricted share and restricted stock unit awards for the years ended December 31, 2001, 2000 and 1999, respectively. One member of the Board of Directors elected to receive 1,537 restricted stock units in lieu of compensation.

Information with respect to stock option activity is as follows:

                                                                     Years Ended December 31,
                                                         ---------------------------------------------
                                                                  2001                   2000
                                                         ---------------------   ---------------------
                                                                      Wtd. Avg.               Wtd. Avg.
                                                                      Exercise                Exercise
                                                          Shares       Price      Shares        Price
                                                         ---------    --------   ---------    --------
      Options outstanding at beginning of year.......    5,485,908    $  13.33          --    $     --
      Deluxe options converted to eFunds options.....           --          --   2,918,435       13.75
      Options granted................................    1,330,174       11.51   2,772,458       12.84
      Options exercised..............................     (732,312)      13.43          --          --
      Options cancelled..............................     (412,385)      12.57    (204,985)     (12.89)
                                                         ---------    --------   ---------    --------
      Options outstanding at end of year.............    5,671,385    $  12.95   5,485,908    $  13.33
                                                         =========    ========   =========    ========

For options outstanding and exercisable at December 31, 2001, the exercise price ranges and average remaining lives in years were as follows:

     Ranges of           Options          Wtd. Avg.         Wtd. Avg.         Options        Wtd. Avg.
  Exercise Prices      Outstanding     Remaining Life     Exercise Price    Exercisable    Exercise Price
  ---------------      -----------     --------------     --------------    -----------    --------------
   $7.13 - $12.87       1,679,076           8.45              $ 11.01          262,083        $ 11.35
  $13.00 - $13.88       2,467,993           8.15                13.02        1,097,039          13.04
  $14.05 - $21.33       1,524,316           6.55                14.97        1,223,070          14.64
                        ---------           ----              -------        ---------        -------
                        5,671,385           7.81              $ 12.95        2,582,192        $ 13.63
                        =========           ====              =======        =========        =======

Pro forma information regarding net income (loss) and net income (loss) per share has been determined as if the Company had accounted for its employee stock-based compensation under the fair value method. The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted-average assumptions were used in valuing options issued in 2001, 2000 and 1999, respectively: risk-free interest rate of 4.6%, 5.0% and 6.7%; dividend yield of 0.0%, 0.0% and 4.6%; and expected volatility of 78.6%, 50.0% and 24.0%, respectively. The weighted-average expected option life was 5 years, 5 years and 9 years for 2001, 2000 and 1999, respectively. The weighted-average fair value of options granted in 2001, 2000 and 1999 was $7.74, $6.33 and $8.28, respectively. For purposes of pro forma disclosures, the estimated fair value of the options was recognized as expense over the options' vesting periods.

The Company's pro forma net income (loss) and net income (loss) per share were as follows:

                                                                 Year Ended December 31,
                                                            -------------------------------
      (dollars in thousands, except per share amounts)         2001       2000       1999
                                                               ----       ----       ----
       Net income (loss):
        As reported....................................     $  37,292   $  4,638  $  (8,226)
        Pro Forma......................................     $  30,463   $  1,795  $ (10,638)
      Basic and diluted net income (loss) per share:
        As reported:
          Basic........................................     $    0.81   $   0.11  $   (0.21)
          Diluted......................................     $    0.79   $   0.11  $   (0.21)
        Pro Forma:
          Basic........................................     $    0.66   $   0.04  $   (0.27)
          Diluted......................................     $    0.64   $   0.04  $   (0.27)

Profit sharing, defined contribution and 401(k) plans - As part of the Spin-Off (see Note 1), the Company established a new 401(k) plan effective on January 1, 2001. During 2001, employees could contribute the lesser of $10,500 or 10% of their eligible wages to the new plan. The Company matched 100% of the first 5% of wages contributed. The new 401(k) plan has a profit sharing feature whereby the Company will contribute up to an additional 10% of an employee's contribution, depending on the Company's performance, as long as the employee is enrolled in the plan and contributing at least 3% of their eligible wages. The Company's expense for matching and profit sharing amounted to $9.7 million for the year ended December 31, 2001. The Company also maintains a defined contribution plan for its UK based employees. Expenses under this plan amounted to $0.4 million in 2001.

Prior to the Spin-Off from Deluxe, the Company participated in Deluxe's profit sharing plans, defined contribution pension plan and plans established under section 401(k) of the Internal Revenue Code to provide retirement benefits for certain employees. The plans covered substantially all U.S. based full-time employees with approximately 15 months of service. Contributions to the profit sharing and defined contribution plans were made solely by the Company. Employees were able to contribute up to the lesser of $10,000 or 10% of their wages to the 401(k) plan. The Company matched the first 1% of wages contributed and 50% of the next 4% of wages contributed. All contributions were remitted to the plans' respective trustees, and benefits provided were paid from accumulated funds of the trusts.

Contributions to the defined contribution pension plan equaled 4% of eligible compensation in 2000 and 1999. Related expense allocated to the Company for these years was $4.9 million and $3.2 million, respectively. Contributions to the profit sharing plans varied based on the Company's performance. Related expense incurred by the Company for these plans was $3.1 million and $4.8 million in 2000 and 1999, respectively. Company contributions to the 401(k) plan were $2.3 million and $1.5 million in 2000 and 1999, respectively.

Profit sharing and defined contribution expenses were recorded by the Company based on system generated payroll reports detailing the eligible wages on which the contribution is based. The expense was determined based on Deluxe's contribution percentage for the plan year multiplied by the applicable wages. During 2000 and 1999, the allocation for 401(k) expense was based on a fixed percentage of the Company's salaries and wages and varied by business segment.

The Company has also established a deferred compensation plan that permits eligible employees to defer base salary, annual cash incentive compensation and/or sales incentive compensation in accordance with the terms of the plan. The amount of compensation to be deferred is based on elections made by each participant. The amounts of base salary, annual cash incentive compensation and sales incentive compensation deferred by a participant is credited with earnings and investment gains and losses by assuming that the amount deferred was invested in one or more investment options selected by the participant. The Company will also credit certain amounts specified in the plan related to the 401(k) plan to participants' accounts. The plan provides that the Company may make additional contributions to the participants' accounts at its sole discretion. No such supplemental contributions have been made.

NOTE 9: POST-RETIREMENT BENEFITS: Prior to the Spin-Off, the Company provided certain health care benefits for a portion of its retirees. Although the plan was combined with the Deluxe Corporation Post-Retirement Health Care Plan (the Deluxe plan), the actuarial valuation for the Company's plan was calculated separately from the rest of the Deluxe plan.

The Company terminated this plan as of the date of the Spin-Off (see Note 1). Employees and retirees who were eligible for medical benefits as of the Spin-Off will continue to receive this benefit; however, the obligation to provide this benefit was assumed by Deluxe. In connection with the termination of this plan, the Company recognized a gain of $0.6 million relating to the termination of retiree medical coverage for those not eligible for benefits as of the Spin-Off date. Net post-retirement benefit cost for the years ended December 31, 2000 and 1999 amounted to $0.2 million and $0.2 million, respectively.

NOTE 10: LEASE AND DEBT COMMITMENTS: Long-term debt was as follows:

                                                     December 31,
                                                 -------------------
         (dollars in thousands)                    2001       2000
                                                 --------   --------
         Capital leases and other............    $  5,310   $  4,344
         Less amount due within one year.....      (2,781)    (2,100)
                                                 --------   --------
           Total.............................    $  2,529   $  2,244
                                                 ========   ========

Long-term debt consists principally of capital lease obligations related to equipment. The capital lease obligations bear interest rates of 6.1% to 35.9% and are due through the year 2004. Carrying value approximates fair value for these obligations. Maturities of long-term debt for the five years ending December 31, 2006, are $2.8 million in 2002, $1.4 million in 2003, $1.1 million in 2004, $0 in 2005 and $0 in 2006. The net book value of equipment under capital leases was $3.5 million at December 31, 2001.

The Company has entered into operating leases on certain facilities and equipment. Future minimum lease payments for non-cancelable operating leases for each of the years in the five-year period ending December 31, 2006, are $14.5 million in 2002, $11.4 million in 2003, $9.3 million in 2004, $5.6 million in 2005 $4.9 million in 2006 and $18.5 million thereafter. Rental expense was $13.5 million, $17.5 million and $20.7 million in 2001, 2000 and 1999, respectively.

In September 2001, the Company obtained a new revolving credit facility in the amount of $20.0 million to replace a facility that was maturing. The lender reissued an irrevocable standby letter of credit in the amount of $4.0 million to guarantee the Company's performance under a government services contract with the state of New York. In November 2001, the letter of credit was reduced to $1.0 million and, accordingly, the Company's borrowing capacity under the new facility was increased from $16.0 million to $19.0 million. This letter of credit had originally been issued under the prior credit facility. The Company did not borrow any funds under this facility through December 31, 2001. Loans under this facility will bear interest at the applicable prime rate or the LIBOR rate plus a margin determined by reference to the Company's leverage ratio, as defined in the loan documents. The facility is guaranteed by certain of the Company's subsidiaries and requires the Company to comply with certain financial and non-financial covenants. The Company is currently in compliance with all of these requirements. This facility has a term of one year.

On December 29, 2000, the Company obtained a $15.0 million revolving credit facility with a term of nine months. The Company did not borrow any funds under this facility through its maturity in September 2001.

The Company's India operations had a $10.0 million credit facility, denominated in Indian rupees, available at the lender's prime interest rate. Borrowings under this facility were due on demand and guaranteed by the Company. In March 2001, the Company repaid the outstanding balance of this facility and $8.5 million of a $10.0 million time deposit account maintained by the Company to support its guaranty was returned to the Company. The Company subsequently requested that the amount available for borrowing under the facility be reduced to $1.5 million. The Company now uses the facility primarily for the purpose of securing letters of credit issued in the ordinary course of business. At December 31, 2001, the aggregate value of outstanding letters of credit amounted to $1.3 million. This facility matures on September 30, 2002. The average amount drawn on this credit facility during the first quarter of 2001 was $5.3 million at a weighted average interest rate of 15.5%. The Company did not borrow against this credit facility during the remainder of 2001. As of December 31, 2000, $5.3 million was outstanding at an interest rate of 15.4%. The average amount drawn on this line during 2000 was $4.5 million at a weighted average interest rate of 15.4%. The average amount drawn down on this line during 1999 was $2.7 million at a weighted average interest rate of 15.8%.

NOTE 11: BUSINESS SEGMENT INFORMATION: The Company has organized its business units into two operating segments based on the nature of each segment's customers. These segments are payment systems and services and government services. The payment systems and services segment provides the financial services and retail industries with a comprehensive suite of transaction processing and risk management and decision support products as well as professional services including information technology consulting, software development and business process outsourcing services. The government services segment provides online EBT services under entitlement programs on behalf of state and local governments and Medicaid eligibility verification services.

The Company's segments operate primarily in the United States. The payment systems and services segment also has international operations. Concord EFS accounted for approximately 10.9% of the Company's total net revenue during the year ended December 31, 2001 and Deluxe accounted for 14.2% of the Company's total net revenue during the year ended December 31, 2000.

The accounting policies of the segments are the same as those described in Note
2. In evaluating segment performance, management focuses on operating income. The operating income measurement utilized by management excludes special charges (e.g., restructuring charges, asset impairment charges, certain one-time charges that management believes are not reflective of on-going operations, etc.). Net special items in 2001 resulted from a charge of $0.7 million consisting of a special charge of $3.2 million related to the closure of the Company's Bothell, Washington operations and a net special credit of $2.5 million related to a reduction in the loss contract reserve. The special charge for the Bothell closure is recorded in the payment systems and services segment. The net special credit of $2.5 million is recorded in the government services segment. Special charges in 2000 were $15.8 million, $6.1 million of which was included in the payment systems and services segment and related primarily to costs incurred in connection with the Spin-Off from Deluxe and $9.7 million of which was included in the government services segment and related to a charge taken for loss contracts. In 1999, special charges of $8.7 million related primarily to loss contracts within the government services business.

Prior to the acquisition of the remaining 50% interest in eFunds India in 1999 (see Note 4), the results of this business were recorded under the equity method of accounting. As such, the Company recorded its 50% ownership of the joint venture's results of operations prior to the acquisition in other expense in the consolidated statements of operations. To be consistent with management reporting, the entire results of the joint venture for the pre-acquisition periods are reflected in the business segment information as if the business had been a consolidated entity.

Segment information is as follows:

                                                            Year Ended December 31, 2001
                                                       ---------------------------------------
                                                         Payment
                                                       systems and   Government      Total
(dollars in thousands)                                   services     services    Consolidated
                                                       -----------   ----------   ------------
Total net revenue..................................     $ 468,736     $ 44,901     $  513,637
Gross margin excluding net special items...........       186,675       17,573        204,248
Operating income excluding net special items.......        42,500       14,277         56,777
Net special items..................................        (3,200)       2,500           (700)
Gross margin including net special items...........       186,675       20,073        206,748
Operating income including net special items.......        39,300       16,777         56,077
Depreciation and amortization expense..............        39,952           --         39,952
Segment assets.....................................       421,060       20,244        441,304
Capital purchases..................................        30,902           --         30,902

                                                              Year Ended December 31, 2000
                                                         -----------------------------------------
                                                           Payment
                                                         systems and     Government      Total
      (dollars in thousands)                               services       services    Consolidated
                                                         -----------    -----------   ------------
      Net revenue from unaffiliated external customers   $   314,278    $    44,332   $    358,610
      Net revenue from Deluxe .........................       59,284             --         59,284
        Total net revenue .............................      373,562         44,332        417,894
      Gross margin excluding special charges ..........      151,170         14,462        165,632
      Operating income excluding special charges ......       16,059          9,594         25,653
      Special charges .................................       (6,077)        (9,700)       (15,777)
      Gross margin including special charges ..........      151,170          4,762        155,932
      Operating income (loss) including special charges        9,982           (106)         9,876
      Depreciation and amortization expense ...........       31,069             --         31,069
      Segment assets ..................................      366,190         22,397        388,587
      Capital purchases ...............................       41,893             --         41,893

                                                                Year Ended December 31, 1999
                                                         -----------------------------------------
                                                           Payment
                                                         systems and     Government      Total
      (dollars in thousands)                               services       services    Consolidated
                                                         -----------    -----------   ------------
      Net revenue from unaffiliated external customers.  $   248,630    $    48,277   $    296,907
      Net revenue from Deluxe..........................        9,758             --          9,758
        Total net revenue..............................      258,388         48,277        306,665
      Gross margin excluding special charges...........      108,757          9,478        118,235
      Operating income excluding special charges.......        7,033          3,454         10,487
      Special charges..................................       (2,713)       (10,096)       (12,809)
      Gross margin including special charges...........      108,757            778        109,535
      Operating income (loss) including special charges        4,320         (6,642)        (2,322)
      Depreciation and amortization expense............       22,644             --         22,644
      Segment assets...................................      246,861         34,410        281,271
      Capital purchases................................       37,441            929         38,370

A summary of the Company's revenue by segment and product line follows:

                                           Year Ended December 31, 2001
                                           ----------------------------
                                         Payment
                                       systems and   Government
(dollars in thousands)                   services     services     Total
                                         --------     --------    --------
Transaction processing .............     $188,152     $ 44,901    $233,053
Risk management and decision support      142,034           --     142,034
Professional services ..............      138,550           --     138,550
                                         --------     --------    --------
Total net revenue ..................     $468,736     $ 44,901    $513,637
                                         ========     ========    ========

                                           Year Ended December 31, 2000
                                           ----------------------------
                                         Payment
                                       systems and   Government
(dollars in thousands)                   services     services     Total
                                         --------     --------    --------
Transaction processing..............     $129,812     $ 44,332    $174,144
Risk management and decision support      137,701           --     137,701
Professional services...............      106,049           --     106,049
                                          -------     --------    --------
Total net revenue...................     $373,562     $ 44,332    $417,894
                                         ========     ========    ========

                                           Year Ended December 31, 1999
                                           ----------------------------
                                         Payment
                                       systems and   Government
(dollars in thousands)                   services     services     Total
                                         --------     --------    --------
Transaction processing..............     $101,429     $ 48,278    $149,707
Risk management and decision support      107,897           --     107,897
Professional services...............       49,061           --      49,061
                                         --------     --------    --------
Total net revenue...................     $258,387     $ 48,278    $306,665
                                         ========     ========    ========

Segment information reconciles to consolidated amounts as follows:

                                                                       Year Ended December 31,
                                                                 ------------------------------------
(dollars in thousands)                                              2001         2000         1999
                                                                 ----------   ----------   ----------
Total net revenue:
  Total segment net revenue ................................     $  513,637   $  417,894   $  306,665
  Professional services pre-acquisition elimination ........             --           --       (4,325)
                                                                 ----------   ----------   ----------
    Total consolidated net revenue .........................     $  513,637   $  417,894   $  302,340
                                                                 ==========   ==========   ==========

Operating income (loss) including net special items:
  Total segment operating loss .............................     $   56,077   $    9,876   $   (2,322)
  Professional services pre-acquisition elimination ........             --           --        1,234
                                                                 ----------   ----------   ----------
    Total consolidated operating income (loss) .............     $   56,077   $    9,876   $   (1,088)
                                                                 ==========   ==========   ==========

Depreciation and amortization expense:
  Total segment depreciation and amortization expense ......     $   39,952   $   31,069   $   22,644
  Professional services pre-acquisition elimination ........             --           --         (143)
                                                                 ----------   ----------   ----------
    Total consolidated depreciation and amortization expense     $   39,952   $   31,069   $   22,501
                                                                 ==========   ==========   ==========

Total assets:
 Total segment assets ......................................     $  441,304   $  388,587   $  281,271
  Income tax receivable and long-term deferred tax asset
    not allocated to segments ..............................             --           --        8,658
                                                                 ----------   ----------   ----------
    Total consolidated assets ..............................     $  441,304   $  388,587   $  289,929
                                                                 ==========   ==========   ==========

Capital purchases:
  Total segment capital purchases ..........................     $   30,902   $   41,893   $   38,370
  Professional services pre-acquisition elimination ........             --           --         (145)
                                                                 ----------   ----------   ----------
    Total consolidated capital purchases ...................     $   30,902   $   41,893   $   38,225
                                                                 ==========   ==========   ==========

Revenue is attributed to geographic areas based on the location of the assets producing the revenue. The Company's operations by geographic area are as follows:

                                                   Total Net Revenue            Property and Equipment
                                                Year Ended December 31,              December 31,
                                         ------------------------------------   ----------------------
(dollars in thousands)                      2001         2000         1999         2001        2000
                                         ----------   ----------   ----------   ----------  ----------
United States ......................     $  473,250   $  392,139   $  281,933   $   64,687  $   69,806
United Kingdom .....................         15,164       16,219       17,468        1,736       1,849
India ..............................         23,075        9,536        2,939        8,950       5,673
Other foreign countries ............          2,148           --           --          265          27
                                         ----------   ----------   ----------   ----------  ----------
  Total consolidated ...............     $  513,637   $  417,894   $  302,340   $   75,638  $   77,355
                                         ==========   ==========   ==========   ==========  ==========

NOTE 12: LEGAL PROCEEDINGS: The Company is party to various legal actions arising in the ordinary course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

On March 8, 2002, the Company received a letter from a Staff Accountant at the Central Regional Office of the Securities and Exchange Commission (the "SEC") stating that the SEC is conducting an inquiry of the Company and requesting the Company's voluntary assistance in connection with the provision of certain documents relating to the Company's 2001 financial results and certain transactions between the Company and ACI, among other things. The letter from the SEC states that the inquiry is non-public and that it should not be construed as an indication that the SEC believes any violation of law has occurred. The Company intends to cooperate fully with the SEC in resolving this matter. The Company may, however, be the subject of additional inquiries or become subject to a fine or other liabilities.

During 1997, a judgment was entered against the Company in the U.S. District Court for the Western District of Pennsylvania. The case was brought against the Company by Mellon Bank (Mellon) in connection with a potential bid to provide electronic benefit transfer services for the Southern Alliance of States. In January 1999, the United States Court of Appeals for the Third Circuit affirmed the judgment of the district court and the Company paid $32.2 million to Mellon in February 1999. The portion of the reserve established by the Company in 1997 and remaining after the payment of this judgment ($2.1 million) was reversed and is reflected in legal proceedings in the 1999 consolidated statement of operations.

NOTE 13: COMMITMENTS AND CONTINGENCIES: In connection with the Company's EBT and collection activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to contracts or state requirements. The aggregate amount of such bonds outstanding at December 31, 2001 was $7.8 million.

An Indian bank has issued an advance guarantee on behalf of the Company to secure its performance under a customer contract. The guarantee is secured by a time deposit of $0.9 million, which is refundable in March 2002.

The Company operates a call center in Mumbai, India under a customer contract. The customer is entitled to acquire either a 49% or 100% ownership interest in the call center operations on or after the earlier of the date the customer has acquired a 49% interest or the end of the third year of the agreement, unless extended. The price at which such ownership interest may be acquired by the customer is to be based on the mutual agreement of the parties or an independent valuation. The call center operation generated revenue of $16.5 million in 2001.

NOTE 14: SUBSEQUENT EVENT: On January 31, 2002, the Company purchased substantially all the U.S. ATM-related assets of Hanco Systems, Inc., an independent ATM deployment and management company. The purchase price paid by the Company was $11.4 million plus an additional amount for the outstanding accounts receivable on the date of closing plus the assumption of certain liabilities. The transaction will be accounted for as a business combination under SFAS No. 141.

                               EFUNDS CORPORATION
                 SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  2001 Quarters Ended,(1)
                                                     --------------------------------------------------
(dollars in thousands except per share amounts)      March 31      June 30   September 30   December 31
                                                     --------     --------   ------------   -----------
Net revenue .......................................  $124,498     $126,057      132,978       $130,104
Cost of revenue ...................................    79,650       77,532       74,046(2)      75,661
Net income ........................................     4,083        7,738       13,645         11,826
Per share of common stock:
  Net income - basic ..............................  $   0.09     $   0.17     $   0.30       $   0.26
  Net income - diluted ............................  $   0.09     $   0.16     $   0.28       $   0.25

(1) The sum of quarterly earnings per share may not equal annual earnings per share, due to rounding.

(2) Includes a net credit of $2.5 million to reduce the reserve for additional expected future losses on existing contracts of the government services segment.

                                                                   2000 Quarters Ended,(1)
                                                     ---------------------------------------------------
(dollars in thousands except per share amounts)      March 31     June 30     September 30   December 31
                                                     --------     --------    ------------   -----------
Net revenue........................................  $100,255     $100,970      $ 104,003     $ 112,666
Cost of revenue....................................    58,757       69,139(2)      63,475        70,591
Net income (loss)..................................     1,216       (4,566)         3,887         4,101
Per share of common stock:
  Net income (loss) - basic and diluted............  $   0.03     $  (0.11)     $    0.09     $    0.09

(1) The sum of quarterly earnings per share may not equal annual earnings per share, due to rounding.

(2) Includes a charge of $9.7 million to reserve for additional expected future losses on existing contracts of the government services segment.

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

      The Company's proxy statement, which will be filed with the SEC on or before April 30, 2002, is incorporated by reference, other than the sections entitled "Compensation Committee Report on Executive Compensation" and "Total Stockholders Return

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following financial statements, schedules and independent auditors' report and consent are filed with or incorporated by reference in this report:

            Financial Statements                                                             Page in This Report
            --------------------                                                             -------------------
            Independent Auditors' Report...................................................          31

            Consolidated Balance Sheets at December 31, 2001 and 2000......................          32

            Consolidated Statements of Operations for each of the three years in the
             period ended December 31, 2001................................................          33

            Consolidated Statements of Comprehensive Income (loss) for each of the
             three years in the period ended December 31, 2001.............................          34

            Consolidated Statements of Stockholders' Equity................................          35

            Consolidated Statements of Cash Flows for each of the three years in the
             period ended December 31, 2001................................................          36

            Notes to Consolidated Financial Statements.....................................          37-55

            Supplemental Financial Information (Unaudited):
             Summarized Quarterly Financial Data...........................................          56

            Independent Auditors' Consent .................................................          F-1

            Schedule re: Valuation and Qualifying Accounts.................................          F-2

Schedules other than those listed above are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes.

      (b)   Reports on Form 8-K

            The Company filed a report on Form 8-K/A on November 13, 2001 related to its acquisition of ACI in October 2001. The report on Form 8-K/A contained the following financial statements:

            Unaudited Consolidated Balance Sheets of ACI and Subsidiary at June 30, 2001 and 2000

            Unaudited Consolidated Statements on Income of ACI and Subsidiary for the Six-Month periods ended June 30, 2001 and 2000

            Unaudited Consolidated Cash Flows of ACI and Subsidiary for the Six-Month periods ended June 30, 2001 and 2000

            Audited Consolidated Balance Sheet of ACI and Subsidiary at December 31, 2000

            Audited Consolidated Statement of Members' Equity of ACI and Subsidiary for the period March 1, 2000 (Date of Formation) through December 31, 2000

            Audited Consolidated Statement of Cash Flows of ACI and Subsidiary for the period March 1, 2000 (Date of Formation) through December 31, 2000

            Audited Consolidated Balance Sheet of Access Cash International, Inc. ("ACI1") and Subsidiary at December 31, 1999

            Audited Consolidated Statement of Income of ACI1 and Subsidiary for the Year Ended December 31, 1999

            Audited Consolidated Statement of Cash Flows of ACI1 and Subsidiary for the Year Ended December 31, 1999

            Unaudited Pro Forma Consolidated Balance Sheet of the Company and Subsidiaries at June 30, 2001

            Unaudited Pro Forma Consolidated Statement of Operations of the Company and Subsidiaries for the Year Ended December 31, 2000 and the Six-Months ended June 30, 2001

The following exhibits are filed as part of or are incorporated in this report by reference:

EXHIBIT NUMBER                                  DESCRIPTION                                            METHOD OF FILING
2.1                Interest Purchase Agreement, dated as of August 31, 2001, by and between                    *
                   the Company and ATM Holding, Inc. (incorporated by reference to Exhibit
                   2.1 to the Current Report on Form 8-K filed by the Company with the
                   Securities and Exchange Commission (the "Commission") on October 25, 2001)

3.1                Amended and Restated Certificate of Incorporation (incorporated by                          *
                   reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the
                   "S-1") filed by the Company with Commission on April 4, 2000, Registration
                   No. 333-33992)

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

10.1               Assignment and Assumption Agreement, dated as of March 31, 2000, by and                     *
                   between the Company and Deluxe Corporation ("Deluxe") (incorporated by reference to Exhibit 10.1 to the S-1)

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

10.4               Tax Sharing Agreement, dated as of April 1, 2000, by and between the                        *
                   Company and Deluxe (incorporated by reference to Exhibit 10.3 to

                   Amendment No. 1)

10.5               Sublease, dated as of May 15, 2000, by and between the Company and Deluxe                   *
                   Financial Services, Inc. ("DFSI") for property located in Shoreview,
                   Minnesota (incorporated by reference to Exhibit 10.6 to Amendment No. 1)

10.6               Lease, dated as of May 15, 2000, by and between the Company and DFSI for                    *
                   property located in Phoenix, Arizona (incorporated by reference to Exhibit
                   10.7 to Amendment No. 1)

10.7               Purchase Agreement, dated as of April 3, 2000, by and between the Company                   *
                   and DFSI for property located in Phoenix, Arizona (incorporated by reference to Exhibit 10.7 to Amendment No. 1)

10.8               Professional Services Agreement, dated as of April 1, 2000, by and between                  *
                   the Company and Deluxe (incorporated by reference to Exhibit 10.10 to
                   Amendment No. 1)

10.9               ONE Application Development and Support Agreement, dated as of January 1,                   *
                   2000, by and between the Company and DFSI (incorporated by reference to
                   Exhibit 10.11 to Amendment No. 1)

10.10              Government Services Indemnification Agreement, dated as of May 1, 2000, by                  *
                   and between the Company and Deluxe (incorporated by reference to Exhibit
                   10.17 to Amendment No. 1)

10.11              eFunds Corporation 2000 Stock Incentive Plan, as amended (incorporated by                   *
                   reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for
                   the year ended December 31, 2000 (the "2000 10-K"))

10.12              eFunds Corporation Stock Incentive Plan for Deluxe Conversions Awards, as                   *
                   amended December 8, 2000 (incorporated by reference to Exhibit 4.1 to the
                   Company's Registration Statement on Form S-8 filed on December 8, 2000,
                   Registration No. 333-51536)

10.13              Executive Employment Agreement, dated as of May 9, 2000, by and between                     *
                   the Company and John A. Blanchard III (incorporated by reference to
                   Exhibit 10.21 to Amendment No. 1)

10.14              Cross-Indemnification Agreement, dated June 26, 2000, by and between the                    *
                   Company and Deluxe (incorporated by reference to Exhibit 10.23 to the
                   Company's Quarterly Report on Form 10-Q for the quarter ended June, 30,
                   2000)

10.15              eFunds Corporation Employee Stock Purchase Plan (incorporated by reference                  *
                   to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on December 8, 2000, Registration Statement No. 333-51568)

10.16              eFunds Corporation Annual Incentive Plan (incorporated by reference to                      *
                   Exhibit 10.27 to the 2000 10-K)

10.17              eFunds Corporation Deferred Compensation Plan (incorporated by reference                    *
                   to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on December 8, 2000, Registration Statement No. 333-51564)

10.18              Change in Control Agreement, dated as of October 19, 2000, between the                      *
                   Company and Paul W. Finch (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 2001)

10.19              Schedule identifying other Change in Control Agreements omitted pursuant             Filed herewith
                   to Instruction 2 to Item 601 of Regulation S-K

10.20              Letter Agreement, dated as of February 29, 2000, by and between the                         *
                   Company and Dr. Nikhil Sinha (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4 (the "S-4") filed by the Company with the Commission on August 25, 2000)

10.21              Letter Agreement, dated as of February 7, 2000, by and between the Company                  *
                   and Paul H. Bristow (incorporated by reference to Exhibit 10.24 to the S-4)

10.22              Letter Agreement, dated as of February 14, 2000, by and between the                         *
                   Company and Steven F. Coleman (incorporated by reference to Exhibit 10.24 to the S-4)

10.23              Amendment No. 1, dated as of October 19, 2000, to the Executive Employment                  *
                   Agreement, dated May 9, 2000, by and between the Company and John A.
                   Blanchard III (incorporated by reference to Exhibit 10.36 to the 2000 10-K)

10.24              Letter Agreement, dated as of February 14, 2000, by and between the                         *
                   Company and Colleen McKeown Adstedt (incorporated by reference to Exhibit
                   10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                   March 31, 2001)

10.25              Non-Employee Director Deferred Compensation Plan (incorporated by                           *
                   reference to Exhibit 10.38 to the 2000 10-K)

10.26              Description of Compensation program for Non-Employee Directors                              *
                   (incorporated by reference to Exhibit 10.39 to the 2000 10-K)

10.27              Amendment, dated as of December 2000, to Tax Sharing Agreement, dated                       *
                   effective April 1, 2000, by and between Deluxe and the Company
                   (incorporated by reference to Exhibit 10.42 to the 2000 10-K)

10.28              Letter Agreement, dated November 19, 2001, extending the ONE Application             Filed herewith
                   Development and Support Agreement, dated as of January 1, 2000, between
                   Deluxe and the Company

10.29              Transition Assistance Agreement, dated as of December 7, 2001, by and                Filed herewith
                   between the Company and Steven F. Coleman

10.30              Transition Assistance Agreement, dated as of December 28, 2001, by and               Filed herewith
                   between the Company and Paul W. Finch

10.31              Schedule identifying additional Transition Assistance Agreement omitted              Filed herewith
                   pursuant to Instruction 2 to Item 601 of Regulation S-K

10.32              Credit Agreement, dated as of September 27, 2001, by and between the                 Filed herewith
                   Company and Wells Fargo Bank, National Association

10.33              Amendment No. 1 to eFunds Deferred Compensation Plan Trust                           Filed herewith

21.1               Subsidiaries of the Company                                                          Filed herewith

23.1               Consent of Deloitte & Touche L.L.P. (incorporated by reference to page F-1                 *
                   of this Annual Report on Form 10-K)

23.2               Consent of Arthur Anderson & Associates                                              Filed herewith

24                 Power of Attorney                                                                    Filed herewith

99.1               Risk Factors and Cautionary Statements                                               Filed herewith

99.2               Independent Auditors' Report of Arthur Anderson & Associates                         Filed herewith


----------
*  Incorporated by reference

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

                                          eFUNDS CORPORATION


      Date:  March 29, 2002               By: /S/ J A BLANCHARD III
                                              ----------------------------------
                                              John A. Blanchard III
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 29, 2002.


SIGNATURE                                           TITLE
---------                                           -----
By:             /s/ J A Blanchard III               Chairman of the Board and Chief Executive Officer
     -------------------------------------------    (Principal Executive Officer)
                John A. Blanchard III

By:               /s/ P H Bristow                   Executive Vice President and Chief Financial Officer
     -------------------------------------------    (Principal Financial and Accounting Officer)
                  Paul H. Bristow

By:                      *                          Director
     -------------------------------------------
                  Hatim A. Tyabji

By:                      *                          Director
     -------------------------------------------
                  Jack Robinson

By:                      *                          Director
     -------------------------------------------
             John J. (Jack) Boyle III

By:                      *                          Director
     -------------------------------------------
                  Janet M. Clarke

By:                      *                          Director
     -------------------------------------------
                 Sheila A. Penrose


*By:           /s/ Steven F. Coleman
     -------------------------------------------
                 Steven F. Coleman
                 Attorney-in-Fact

                    INDEPENDENT AUDITORS' CONSENT AND REPORT

The Board of Directors and Stockholders of:
eFunds Corporation
Scottsdale, Arizona

We consent to the incorporation by reference in Registration Statement Nos. 333-51568, 333-51564, 333-51536, and 333-44830 of eFunds Corporation on Form S-8
of our report dated February 25, 2002 (March 8, 2002, as to the second paragraph of Note 12), included in this Annual Report on Form 10-K of eFunds Corporation for the year ended December 31, 2001.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of eFunds Corporation, attached as page F-2 to this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP
Phoenix, Arizona
March 29, 2002
                       eFUNDS CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 and 1999


        (in thousands)                                              Additions
                                                            -------------------------
                                               Balance      Charged to     Charged to                    Balance
                                             at beginning   costs and        other                      at end of
         Description                  Year    of period      expenses       accounts    Deductions(1)     period
-----------------------------------   ----   ------------   ----------     ----------   -------------   ---------
Allowance for Doubtful Accounts       2001       5,296         1,755           --          (2,260)         4,791
                                      2000       4,513         3,278           --          (2,495)         5,296
                                      1999       2,122         2,918           --            (527)         4,513
-----------------------------------------------------------------------------------------------------------------

(1) Deductions from the reserve represent write-offs and collections of amounts for which specific reserves had been previously established

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                      DESCRIPTION OF EXHIBIT                                         PAGE NUMBER
-------                                     ----------------------                                         -----------

10.19     Schedule identifying other Change in Control Agreements omitted pursuant to Instruction 2 to
          Item 601 of Regulation S-K

10.28     Letter Agreement, dated November 19, 2001, extending the ONE Application Development and
          Support Agreement, dated as of January 1, 2000, between Deluxe and the Company

10.29     Transition Assistance Agreement, dated as of December 7, 2001, by and between the Company and
          Steven F. Coleman

10.30     Transition Assistance Agreement, dated as of December 28, 2001, by and between the Company and Paul W. Finch

10.31     Schedule identifying additional Transition Assistance Agreement omitted pursuant to
          Instruction 2 to Item 601 of Regulation S-K

10.32     Credit Agreement, dated as of September 27, 2001, by and between the Company and Wells Fargo
          Bank, National Association

10.33     Amendment No. 1 to eFunds Corporation Deferred Compensation Plan Trust

21.1      Subsidiaries of the Company

23.2      Consent of Arthur Anderson & Associates

24        Power of Attorney

99.1      Risk Factors and Cautionary Statements

99.2      Independent Auditors Report of Arthur Anderson & Associates