Form 10-Q
period 2002-03-31
EFUNDS CORP
filed 2002-05-15
CIK 1109190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____
Commission File Number 0-30791

eFunds Corporation
(Exact name of registrant as specified in its charter)

Delaware	39-1506286

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Gainey Center II

8501 N. Scottsdale Road, Suite 300

Scottsdale, Arizona	85253

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (480) 629-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at May 7, 2002 was 46,577,672.

PART I. FINANCIAL INFORMATION

eFUNDS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ITEM 1: FINANCIAL STATEMENTS

	(unaudited)
	March 31,	December 31,
(dollars in thousands)	2002	2001

Current assets:

Cash and cash equivalents	$104,322	$101,871

Deposits subject to compensating balance arrangement	2,448	2,448

Restricted custodial cash	3,839	1,124

Accounts receivable – net	76,187	79,444

Deferred income taxes	10,899	10,844

Prepaid expenses and other current assets	15,763	14,444

Total current assets	213,458	210,175

Property and equipment – net	72,762	75,638

Long-term investments	2,728	2,747

Intangibles:

Goodwill – net	93,899	87,151

Other intangible assets – net	63,303	60,432

Total intangibles – net	157,202	147,583

Other non-current assets	4,909	5,161

Total non-current assets	237,601	231,129

Total assets	$451,059	$441,304

Current liabilities:

Accounts payable	$29,943	$25,511

Accrued liabilities	28,980	35,643

Accrued contract losses	13,569	14,777

Deferred revenue	18,001	12,831

Long-term debt due within one year	2,384	2,781

Total current liabilities	92,877	91,543

Long-term debt	2,138	2,529

Deferred income taxes	7,323	7,313

Other long-term liabilities	1,865	2,713

Total liabilities	104,203	104,098

Commitments and contingencies (Notes 4, 7 and 11)

Stockholders’ equity:

Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock $.01 par value; authorized: 250,000,000 shares; issued and outstanding: 46,561,487 shares at March 31, 2002 and 46,379,841 at December 31, 2001)	466	464

Additional paid-in capital	407,127	404,993

Accumulated deficit	(58,098)	(65,941)

Accumulated other comprehensive loss	(2,639)	(2,310)

Stockholders’ equity	346,856	337,206

Total liabilities and stockholders’ equity	$451,059	$441,304

See Notes to Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

(dollars and shares in thousands, except per share amounts)	2002	2001

Net revenue	$133,497	$130,620

Operating expenses:

Processing, communication, and service costs	51,263	48,694

Employee costs	51,018	51,671

Depreciation and amortization	9,542	9,789

Other operating costs	10,192	11,226

Special charges	—	3,200

Total operating expenses	122,015	124,580

Income from operations	11,482	6,040

Other income — net	402	545

Income before income taxes	11,884	6,585

Provision for income taxes	(4,041)	(2,502)

Net income	$7,843	$4,083

Weighted average shares outstanding	46,473	45,506

Weighted average shares and potential dilutive shares outstanding	47,806	46,249

Net income per share — basic	$0.17	$0.09

Net income per share — diluted	$0.16	$0.09

See Notes to Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

(dollars in thousands)	2002	2001

Cash flows from operating activities:

Net income	$7,843	$4,083

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation	4,843	4,438

Amortization of intangibles	4,699	5,351

Loss on disposals of property and equipment	106	71

Deferred income taxes	(343)	26

Changes in assets and liabilities:

Restricted custodial cash	(2,715)	884

Accounts receivable	3,257	(19,076)

Accounts payable	4,432	666

Accrued contract losses	(1,208)	(785)

Other assets and liabilities	(3,022)	2,089

Net cash provided by (used in) operating activities	17,892	(2,253)

Cash flows from investing activities:

Capital expenditures	(5,372)	(9,077)

Acquisitions	(11,444)	—

Other	26	—

Net cash used in investing activities	(16,790)	(9,077)

Cash flows from financing activities:

Net borrowings on line of credit	—	(5,303)

Payments on long-term debt	(787)	(499)

Release of loan guarantee collateral	—	8,500

Issuance of common stock	2,136	374

Net cash provided by financing activities	1,349	3,072

Net increase in cash and cash equivalents	2,451	(8,258)

Cash and cash equivalents at beginning of period	101,871	78,731

Cash and cash equivalents at end of period	$104,322	$70,473

See Notes to Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — The Company:
eFunds Corporation and its wholly-owned subsidiaries (“the Company”) provide transaction processing, risk management and professional services to financial institutions, retailers, electronic funds transfer networks, e-commerce providers and government agencies. The Company has four operating segments: electronic payments; automated teller machine (ATM) management services; decision support and risk management; and professional services. The electronic payments segment provides automated clearinghouse (ACH), point of sale (POS), electronic funds transfer (EFT) and other processing services across multiple financial networks and electronic benefit transfer (EBT) services for government agencies. The ATM management services segment provides ATM deployment, management and branding services. The decision support and risk management segment provides risk management based data and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The professional services segment provides EFT software sales, software applications development, maintenance and installation, and business process outsourcing services.

The Company was incorporated in Delaware in December 1984 and changed its name from Deluxe Electronic Payment Systems, Inc. to eFunds Corporation in September 1999. Previously a wholly-owned subsidiary of Deluxe Corporation (“Deluxe”), the Company completed its initial public offering (the “IPO”) in June 2000, issuing 5.5 million shares of common stock at $13.00 per share for $64.5 million, net of offering expenses. In December 2000, Deluxe distributed all of its remaining shares of the Company’s common stock to its shareholders through a spin-off transaction.

Note 2 — Consolidation and Basis of Presentation:
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies, included in “Long-term investments”, are accounted for under the cost method as of March 31, 2002. The consolidated financial statements should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results of any future period.

Note 3 — Accounting Change:
In January 2002, the Emerging Issues Task Force (“EITF”) issued EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (formerly EITF Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses should be classified as revenue and is effective for financial reporting periods beginning after December 15, 2001. EITF No. 01-14 requires that financial statements for prior periods presented be reclassified to comply with these provisions. The Company typically incurs telecommunications, network customer fees, travel, maintenance and repair, and other transaction costs that are billed to and reimbursed by customers. These reimbursements were previously classified as a reduction to operating expenses. Adoption of EITF No. 01-14 results in an equal increase to both revenue and operating expenses, with no resultant impact on the Company’s financial position or income from operations. The effect of the reclassifications made by the Company pursuant to EITF No. 01-14 was to increase net revenue and operating expenses by $7.1 million and $6.1 million for the quarters ended March 31, 2002 and 2001, respectively.

Note 4 — Acquisitions:
On January 31, 2002, the Company purchased substantially all of the ATM-related assets of Hanco Systems, Inc. (“Hanco”), an independent ATM deployment and management company. The results of Hanco’s operations have been included in the consolidated financial statements since that date. Hanco managed a network of approximately 2,500 ATMs in 30 states.

The total purchase price of the assets was approximately $11.4 million in cash. The following table summarizes the estimated fair value of assets acquired at the date of acquisition.

(dollars in thousands)	At January 31, 2002

Current Assets	$427

Property and equipment	22

Intangible assets	4,333

Goodwill	6,662

Total assets acquired	$11,444

         The following table summarizes the unaudited pro forma results of operations of the Company as though the acquisition of Hanco had occurred at the beginning of each period presented:

	(unaudited)
	Quarter Ended March 31,

(dollars in thousands, except per share amounts)	2002	2001

Revenue	$135,214	$134,732

Net income	7,860	4,129

Net income per share:

Basic	0.17	0.09

Diluted	0.16	0.09

In March 2000, the Company paid cash of $20.0 million for an approximate 24% interest in Access Cash International L.L.C., a Delaware limited liability company (ACI). ACI was the second largest independent provider of ATM services in the United States. ACI provided turnkey ATM deployment solutions, including ATM sales and management activities, as well as branding and advertising services. The Company accounted for this initial investment under the equity method of accounting, which requires that an investor record its share of the losses experienced by a minority owned investor. Accordingly, the Company’s results of operations for the period from January 1, 2001 to September 30, 2001 include its 24% share of the results of operations of ACI. The difference of $20.0 million between the amount of the investment and the underlying equity in the net assets of ACI was being amortized over 15 years and included in other income-net. Effective October 1, 2001, the Company acquired the remaining approximately 76% equity interest in ACI. The final acquisition has been accounted for as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. As a result of the acquisition of the remaining equity interest in ACI, the Company consolidated ACI’s results of operations with its own, as ACI was a wholly-owned subsidiary from the date of acquisition forward.

The purchase price (Purchase Price) of the remaining 76% of ACI was $44.6 million, of which approximately $40.3 million was paid in cash on or prior to the closing date of the acquisition. Payment of the balance of approximately $4.3 million is subject to the satisfaction of certain post-closing conditions. If these conditions are resolved such that the Company is required to pay any portion of the balance of the Purchase Price, such payments will be accounted for as an increase to goodwill. The Purchase Price was determined by negotiation between the parties and resulted in the recognition of goodwill as that price exceeded the estimated fair values of identifiable assets and liabilities and intangible assets as defined by generally accepted accounting principles.

Note 5 — Goodwill and Other Intangible Assets:
Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS 142”) which was issued by the Financial Accounting Standards Board in June 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Upon the adoption of SFAS 142, the Company stopped amortizing the goodwill it recorded in connection with business combinations. The following table reconciles the net income and earnings per share the Company reported for the three months ended March 31, 2001 to exclude the amortization expense, net of taxes, related to goodwill that is no longer being amortized:

	Three Months Ended
	March 31,

(dollars in thousands, except per share amounts)	2002	2001

Reported net income	$7,843	$4,083

Pro forma amount adjustment for purchased goodwill amortization	—	977

Pro forma amount adjustment for ACI equity investment amortization	—	206

Adjusted net income	7,843	5,266

Basic earnings per share	0.17	0.12

Diluted earnings per share	0.16	0.11

Other intangible assets, both acquired and developed, subject to amortization were as follows:

		March 31, 2002			December 31, 2001

(dollars in	Amortization Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net

Software	3 to 5	$67,497	$(32,539)	$34,958	$65,079	$(29,427)	$35,652

Customer contracts	15 to 25	15,826	(390)	15,436	11,693	(195)	11,498

Other	3 to 5	72,650	(59,741)	12,909	71,768	(58,486)	13,282

		$155,973	$(92,670)	$63,303	$148,540	$(88,108)	$60,432

For the three months ended March 31, 2002 and 2001, amortization expense for intangible assets was $4.7 million and $5.4 million, respectively. The estimated future annual amortization expense for other intangible assets held at March 31, 2002 is $16 million, $12 million, $7 million, $4 million and $2 million for the years 2003, 2004, 2005, 2006 and 2007, respectively.

SFAS 142 requires that a transitional impairment test be performed on goodwill balances in existence at the date of its adoption. The Company is required to complete the first step of this impairment test by June 30, 2002 by assessing whether the fair values of the component group’s net assets are sufficient to support the recorded values of goodwill and intangible assets. The Company has performed a preliminary assessment of the goodwill and intangible assets recorded as of December 31, 2001 and believes that, based upon the results of this assessment, its goodwill and other intangible assets are not impaired. The Company will finalize this assessment prior to June 30, 2002.

Note 6 – Accrued Liabilities:
Accrued Contract Losses

The Company has historically incurred losses related to its government services business and has established a reserve to provide for expected losses on existing long-term service contracts. Charges to the Company’s loss reserve are reflected as a reduction of operating expenses in the Company’s consolidated statement of operations and were as follows:

	Quarter Ended March 31,

(dollars in thousands)	2002	2001

Beginning Balance	$14,777	$22,247

Charges to loss reserve	(1,208)	(785)

Ending Balance	$13,569	$21,462

Deluxe has agreed to indemnify the Company for certain future losses arising from litigation based on the conduct of the government services business prior to the IPO as well as incremental future losses on contracts of the government services segment which were in a loss position at April 30, 2000 to the extent such losses exceed the estimates underlying the Company’s $29.2 million loss reserve balance at April 30, 2000. The Company plans to record any amounts received from Deluxe under the indemnification agreement as a reduction of expense when, and if, any additional contract or litigation losses are recognized. Deluxe’s total indemnification obligations to the Company are limited to $14.6 million. No such indemnification obligations have arisen through March 31, 2002.

Accrued Restructuring Costs
During the first quarter of 2001, restructuring accruals of $3.2 million were recorded relating to the planned closure of the Company’s operations in Bothell, Washington. The restructuring charges, which include lease costs and employee severance and related costs, are reflected in operating expenses in the consolidated statement of operations for the quarter ended March 31, 2001.

The following table summarizes the change in the Company’s restructuring accruals for the quarter ended March 31, 2002:

	Number of
	employees
(dollars in thousands)	affected	Amount

Balance, December 31, 2001	74	$2,408

Severance paid	31	(452)

Adjustments	—	—

Balance, March 31, 2002	43	$1,956

Note 7 – Long-term Debt and Credit Facilities:
Long-term debt consists principally of capital lease obligations related to equipment. Long-term debt was as follows:

	March 31,	December 31,
(dollars in thousands)	2002	2001

Capital leases and other	$4,522	$5,310

Less amount due within one year	(2,384)	(2,781)

Total	$2,138	$2,529

The capital lease obligations bear interest at rates ranging from 6.1% to 35.9% and are due through the year 2004.

In September 2001, the Company obtained a revolving credit facility in the amount of $20.0 million to replace a facility that was due to expire. This new facility will mature in September 2002. The lender has issued an irrevocable letter of credit in the amount of $1.0 million to guarantee the Company’s performance under a government services contract, resulting in a borrowing capacity of $19.0 million.

Loans under this facility will bear interest at the applicable prime rate or the LIBOR rate plus a margin determined by reference to the Company’s leverage ratio. The facility is guaranteed by certain of the Company’s subsidiaries and requires the Company to comply with certain financial and non-financial covenants. The Company is currently in compliance with all of these requirements. The Company has not borrowed any funds under this facility through March 31, 2002.

Note 8 – Net Income Per Share:
Net income per share – basic is computed by dividing net income by the weighted average number of shares outstanding. Net income per share – diluted is computed by dividing net income by the weighted average number of shares outstanding and, if dilutive, the weighted average number of common share equivalents outstanding. Common share equivalents are shares issuable upon the exercise of outstanding in the money stock option agreements. The Company uses the treasury stock method to calculate diluted weighted average shares outstanding. This method assumes that the Company uses the proceeds received from the hypothetical exercise of dilutive stock options to repurchase shares at the average market price per share during the period.

The following table reflects the calculation of basic and diluted net income per share:

	Quarter Ended
	March 31,

(dollars and shares outstanding in thousands, except per share amounts)	2002	2001

Net income per share – basic:

Net income	$7,843	$4,083

Weighted average shares outstanding	46,473	45,506

Net income per share – basic	$0.17	$0.09

Net income per share – diluted:

Net income	$7,843	$4,083

Weighted average shares outstanding	46,473	45,506

Dilutive impact of stock options and stock purchase plans	1,333	743

Weighted average shares and dilutive shares outstanding	47,806	46,249

Net income per share – diluted	$0.16	$0.09

Note 9 – Comprehensive Income:
The Company’s total comprehensive income for the quarters ended March 31, 2002 and 2001 was $7.5 million and $3.8 million, respectively. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.

Note 10 – Business Segments:
As a result of restructuring, integration initiatives and its ATM acquisition strategy, the Company has reorganized its segments to consolidate government services with its previous electronic payments segment. In addition, new segments consisting of ATM management services, decision support and risk management, and professional services have been separately identified. The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The electronic payments segment includes ACH, POS, EFT and other processing services across multiple financial networks, and EBT services for government agencies. The ATM management services segment consists of ATM deployment, management and branding services. The decision support and risk management segment provides risk management based data and other products to financial institutions, retailers and other businesses to assist them in detecting fraud and assessing the risk of opening a new account or accepting a check. The professional services segment provides EFT software sales, software applications development, maintenance and installation, and business process outsourcing services.

The accounting policies of the segments are the same as those applied to the Company on a consolidated basis. For internal reporting purposes, the Company groups costs based upon managerial control. The majority of these managed cost groups may be directly assigned to a reportable segment. For cost groups supporting more than one reportable segment, the costs are assigned based upon the product line or project benefited. The Company does not allocate expenses that benefit all segments and are corporate or administrative in nature. These costs include, but are not limited to, legal, accounting, human resources, risk management, and executive expenses. Net special items consist of a $3.2 million special charge in the quarter ended March 31, 2001 related to the closure of the Company’s Bothell, Washington operations.

Information concerning operations in these reportable segments of business is as follows:

	Quarter Ended March 31, 2002

			Decision
		ATM	Support and
	Electronic	Management	Risk	Professional		Total
(dollars in thousands)	Payments	Services	Management	Services	Corporate	Consolidated

Net revenue	$46,507	$20,640	$36,825	$29,525	$—	$133,497

Operating expenses before net special items	34,124	19,254	29,584	18,879	20,174	122,015

Operating income excluding net special items	12,383	1,386	7,241	10,646	(20,174)	11,482

Net special items	—	—	—	—	—	—

Operating income including net special items	12,383	1,386	7,241	10,646	(20,174)	11,482

	Quarter Ended March 31, 2001 (as reclassified)

			Decision
		ATM	Support and
	Electronic	Management	Risk	Professional		Total
(dollars in thousands)	Payments	Services	Management	Services	Corporate	Consolidated

Net revenue	$45,197	$16,580	$37,223	$31,620	$—	$130,620

Operating expenses before net special items	33,499	16,562	27,292	20,222	23,805	121,380

Operating income excluding net special items	11,698	18	9,931	11,398	(23,805)	9,240

Net special items	—	—	(3,200)	—	—	(3,200)

Operating income including net special items	11,698	18	6,731	11,398	(23,805)	6,040

The Company has not disclosed assets by segment as this information is not reviewed by the chief operating decision maker, is not produced internally and it is not practical to prepare it.

Revenue is attributed to geographic areas based on the location of the assets producing the revenue. The Company’s operations by geographic area are as follows:

	Total Net Revenue		Property and Equipment
	Quarter Ended March 31,
			March 31,	December 31,
(dollars in thousands)	2002	2001	2002	2001

United States	$120,872	$119,848	$62,263	$64,687

United Kingdom	4,751	5,091	1,591	1,736

India	6,000	5,681	8,586	8,950

Other foreign countries	1,874	—	322	265

Total consolidated	$133,497	$130,620	$72,762	$75,638

Note 11 — Commitments and Contingencies:
In connection with the Company’s government services, collection and ATM placement activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at March 31, 2002 was $7.9 million.

The Company has guaranteed certain equipment lease payments for its Canadian customers of ACI totaling $2.0 million as of March 31, 2002. Through March 31, 2002, the Company has been required to make payments of $59,000 pursuant to these guarantees.

In December 2001, the Company entered into a subscription agreement to acquire a 15% interest in Webtel Pty. Ltd., an Australian corporation (Webtel). Pursuant to the subscription agreement, the Company invested $1.3 million in Webtel in 2001 and has committed to invest an additional $0.8 million upon the satisfaction of certain conditions specified in the subscription agreement.

The Company has approximately $1.5 million in time deposits, denominated in Indian rupees, primarily for securing letters of credit issued in the ordinary course of business by its India operations. At March 31, 2002, the aggregate amount of such outstanding letters of credit was approximately $0.1 million.

An Indian bank has issued an advance guarantee on behalf of the Company to secure its performance under a customer contract. The guarantee is secured by a time deposit of $0.9 million.

The Company operates a call center in Mumbai, India under a customer contract. The customer receives credits toward a right to purchase, after December 31, 2002, a minority interest in, or sole ownership of, certain assets used by the Company in performing call center operations for the customer as well as transition assistance. The customer’s right to acquire ownership rights in the assets is determined by a formula that is driven primarily by revenue. As of March 31, 2002, the customer was entitled to acquire less than a 5% ownership interest. This call center generated revenue of $4.3 million and $3.7 million for the three months ended March 31, 2002 and 2001, respectively, and $16.5 million during the entire year of 2001.

On March 8, 2002, the Company received a letter from a Staff Accountant at the Central Regional Office of the Securities and Exchange Commission (the “SEC”) stating that the SEC is conducting an inquiry of the Company and requesting the Company’s voluntary assistance in connection with the provision of certain documents relating to our 2001 financial results and certain transactions between the Company and ACI, among other things. The letter from the SEC states that the inquiry is non-public and that it should not be construed as an indication that the SEC believes any violation of law has occurred. The Company intends to cooperate fully with the SEC in resolving this matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2001 Annual Report on Form 10-K filed with the Securities & Exchange Commission.

Forward-Looking Statements

In addition to historical and pro forma information, this Quarterly Report contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those described in the statements. The factors that could cause actual results to differ include those discussed in Item 5 of this Quarterly Report.

Overview

eFunds Corporation and its wholly-owned subsidiaries (“the Company”, “we” or “us”) provide transaction processing, risk management and professional services to financial institutions, retailers, electronic funds transfer networks, e-commerce providers and government agencies. The Company has four operating segments: electronic payments; automated teller machine (ATM) management services; decision support and risk management; and professional services. The electronic payments segment provides automated clearinghouse (ACH), point of sale (POS) electronic funds transfer (EFT), and other processing services across multiple financial networks and electronic benefits transfer (EBT) services for government agencies. The ATM management services segment provides ATM deployment, management and branding services. The decision support and risk management segment provides risk management based data and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The professional services segment provides EFT software sales, software applications development, maintenance and installation, and business process outsourcing services.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, accrued contract losses, bad debts, income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition — Our net revenues consist of transaction processing and service fees, decision support fees, software licensing, maintenance and support fees, government service fees, and information technology consulting and business process management services fees. Our revenue recognition policies for these various fees are as follows:

•	Transaction processing and service fees are recognized in the period that the service is performed. These services consist of processing our customers’ electronic debit transactions through electronic funds transfer networks and settling the funds with the financial institutions involved in the transactions. Additionally, these services include monitoring ATMs and point-of-sale devices to alert our customers when potential problems occur. These fees are charged on a per transaction basis, depending on the contractual arrangement with the customer. We also receive fees paid by consumers utilizing ATM machines owned or managed by us and fees paid by their banks for interchange services. Government services fees are recognized in the period services are provided based on monthly fees per benefits recipient.

•	Decision support fees are recognized as revenue in the period the services are provided. Decision support services consist of new account applicant and check verification screenings to manage the risk associated with account openings and check acceptance. Decision support fees are based on the number of inquiries against the databases used for screening purposes or monthly fees based on the aggregate dollar value of checks authorized by the retailer or other similar measures, depending on the product and service.

•	Software license fees for standard software products are recognized when a license agreement has been signed, the license fee is fixed and determinable, collectibility of the license fee is probable, delivery has occurred and there are no uncertainties surrounding product acceptance. If a software license contains customer acceptance criteria for which significant uncertainties exist, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Certain software products include multiple modules and the license fee charged to the customer is based on the modules licensed. If a customer contract requires we deliver multiple elements, the fees are allocated to the various elements based upon vendor-specific objective evidence of fair value.

•	We also provide professional services consisting of information technology consulting and business process management services. Recognition of revenue from providing such services is generally recognized under two methods, depending on contractual terms. Under the time and materials method, which is relevant to nearly all of our professional services contracts, revenue is based on a fee per hour basis and is recognized as hours are completed. Under the fixed contract method, a pre-set fee is agreed upon for a project, and revenue is recognized proportionately to the percentage completion of the project. If the information technology consulting services involve the significant customization of software that has been licensed from us, the license fee is also recognized proportionately to the percentage completion of the project.

•	Software maintenance and support revenue is recognized ratably over the term of the contract, and/or as the services are provided.

The process involved in evaluating the appropriateness of revenue recognition involves judgments about vendor-specific objective evidence of fair value, collectibility of fees, and projections of costs to complete projects for our customers.

Intangible Assets — Our intangible assets consist primarily of goodwill, capitalized software costs and acquired customer contracts. We capitalize the cost of software developed or obtained for internal use once the preliminary project stage has been completed, management commits to funding the project and it is probable that the project will be completed and that the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and the software is ready for its intended use.

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

The process of evaluating goodwill and other intangible assets, including capitalized software costs and customer contract costs, for impairment involves judgments about market conditions and economic indicators, estimates of future cash flows and assumptions about our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusions regarding the carrying value of our intangible assets could change and materially affect our financial position or results of operations.

Reserves and Allowances — We maintain a reserve for expected future losses on certain electronic benefit transfer contracts. Our estimates of such losses are based on a variety of assumptions including assumptions about future welfare case levels, number of transactions per case and costs related to processing transactions and support services. These assumptions are subject to significant uncertainties and may differ substantially from our estimates. In the event such differences arise, a revision to the loss contract reserve would be required. Any such revision could have a material effect on our financial position or results of operations.

We maintain an allowance for doubtful accounts for estimated losses resulting from our customers failing to make required payments. We develop our estimate of the allowance based on our experience with specific customers, our understanding of their current economic circumstances and our own judgment as to the likelihood of their ultimate payment. We also consider our collection experience with the balance of our receivables portfolio and make estimates regarding collectability based on trends in aging. If the financial condition of our customers were to deteriorate, thereby impairing their ability to make payments, additional allowances may be required.

Income Taxes — We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Although we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period any such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period any such determination was made.

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

Results of Operations — Quarter ended March 31, 2002 Compared to Quarter Ended March 31, 2001

The following table presents, for the periods indicated, the relative composition of net revenues and selected statements of operations data as a percentage of net revenues:

	Quarter Ended March 31,

	2002	2001

Net revenue

Electronic payments	34.8%	34.6%

ATM management services	15.5	12.7

Decision support and risk management	27.6	28.5

Professional services	22.1	24.2

Total net revenues	100.0	100.0

Operating expenses

Processing, communication and service costs	38.4	37.3

Employee costs	38.2	39.6

Depreciation and amortization	7.2	7.5

Other operating expenses	7.6	8.6

Special charges	—	2.4

Total operating expenses	91.4	95.4

Income from operations	8.6	4.6

Other income-net	0.3	0.4

Income before income taxes	8.9	5.0

Provision for income taxes	(3.0)	(1.9)

Net income	5.9%	3.1%

Net revenue – Net revenue increased $2.9 million, or 2.2%, to $133.5 million in the first quarter of 2002 from $130.6 million in the first quarter of 2001.

Electronic payments net revenue increased $1.3 million, or 2.9%, to $46.5 million in the first quarter of 2002 from $45.2 million in the first quarter of 2001. Our EBT revenues increased due to the renewal of certain government contracts at improved rates and an increased caseload volume. Excluding the impact of EITF 01-14 (see Accounting Changes in notes to financial statements), revenues from ACH, POS, EFT and other processing decreased slightly due to the expected revenue declines associated with the STAR network we experienced during the first quarter of 2002 as compared to the comparable period last year. Transaction processing volumes, exclusive of transactions related to EBT services and STAR, increased approximately 21% during the first quarter of 2002 compared to the same period in 2001 while revenues from these processing services, increased by approximately 7.8 percent over the first quarter of last year. The increase in processing revenues is not directly proportional to the increase in processing volumes because processing activities with lower unit prices increased substantially more than those processing activities with higher unit prices.

Although we continue to pursue EBT contracts where we can obtain them on a profitable basis, we expect to see a decline in the revenues of the government services segment in 2002 if our Medicaid eligibility verification contract with the state of New York is not renewed. This contract provided us $2.9 million of revenue in the first quarter of 2002 and is scheduled to expire at the end of October 2002. It is possible that we may receive further extensions of this agreement, but we are unable to predict whether we in fact will receive any such extensions. No other EBT contracts are scheduled to expire until the fourth quarter of 2002 (at which time a contract that generated $1.8 million of revenue in 2001 is scheduled to expire), although all of our government services contracts are terminable by the contracting governmental entity at any time.

ATM management services revenue increased $4.0 million, or 24.1%, to $20.6 million in the first quarter of 2002 from $16.6 million in the first quarter of 2001. The increase is primarily due to the acquisition of the ATM-related assets of Hanco Systems, Inc., which contributed $3.2 million in new revenue during the first quarter of 2002. Branding and equipment sales revenue also increased in the first quarter of 2002 compared to the same quarter of the prior year as these activities did not contribute material amounts of revenues in the first quarter of 2001. We currently manage a network of approximately 11,000 ATMs. We are actively seeking to acquire the ATM portfolios of other independent ATM deployment and management companies.

Decision support and risk management revenue decreased $0.4 million, or 1.1%, to $36.8 million in the first quarter of 2002 from $37.2 million in the first quarter of the prior year. Revenues from SCAN(SM), our retail check verification service, have declined primarily due to additional retail bankruptcies. This decrease was offset by revenue growth in our ChexSystems(SM) products in both volume and higher value product mix due to a response by financial institutions to an expected mandate by the U.S. government for better customer screening under the USA Patriot Act.

Revenues from professional services decreased $2.1 million, or 6.6%, to $29.5 million in the first quarter of 2002 from $31.6 million in the first quarter of the prior year. Revenue from information technology services provided under our contract with Deluxe declined from $12.5 million in the first quarter of 2001 to $10.3 million in the first quarter of 2002. If Deluxe fails to spend a minimum of $43 million for software development services under our software development and business process outsourcing agreement with it in any year, it will be obligated to make payments to us based on a schedule in the contract that is reflective of an estimate of our lost profits. Although Deluxe had previously indicated to us that it expects to purchase software development services from us in 2002 at approximately the $43 million level contemplated by our outsourcing agreement with it, we currently anticipate that 2002 revenues from software development activities performed pursuant to this agreement will approximate $39 million. The provision of services by us under this software development and business process outsourcing agreement is non-exclusive, and Deluxe may contract with any third party for the provision of professional services. Revenues from other information technology clients declined by $3.2 million in the first quarter of 2002 as compared to the same period for the prior year as a result of our decision in 2001 to cease providing stand-alone information technology development services. This decline in information technology services activity was offset by increased software sales in the first quarter of this year. The following table illustrates our revenue generated from software sales:

	Quarter Ended March 31,

(dollars in thousands)	2002	2001

License fees	$7,699	$3,085

Maintenance	3,417	3,200

Software modifications	1,416	3,125

	$12,532	$9,410

Business process management (BPM) revenues also declined in the first quarter of 2002 as compared to the same period for the prior year due to a reduction in services for Deluxe. Our agreement with Deluxe calls for us to provide Deluxe with accounts receivable, accounts payable and other general accounting and data entry services. Deluxe’s annual minimum spending target for these services ranges from $8.1 million in 2000 to $4.2 million in 2004. The target for 2002 is $6.4 million and revenues from these services were $1.2 million in the first quarter of this year. The decline in revenues from Deluxe was offset by increased revenue from other BPM customers and our call center activities.

Processing, communication and service costs – This category includes cost of processing, telecommunications, computer equipment and promotional services. These costs increased $2.6 million, or 5.3%, to $51.3 million in the first quarter of 2002 from $48.7 million in the same period of the prior year. As a percentage of net revenue, processing, communication and service costs were 38.4% in the first quarter of 2002 compared to 37.3% for the same period of 2001. Telecommunications, third party processing charges and cost of equipment sales have increased along with the increase in ATM processing and ATM equipment sales. Currently, we provide the processing for approximately 5,100 of the 11,000 ATM machines in our network and we expect to complete the transition of the processing for the remaining 4,800 of our U.S. ATMs to our networks by the end of the year. Due to existing contractual commitments, processing for the approximately 1,100 ATMs we have in Canada will not likely be transitioned to our networks for a substantial period of time. Reimbursable costs, the majority of which related to transaction processing, that are billed to customers also increased in the first quarter of 2002 compared to the same period of the prior year due to increased transaction volumes.

Employee costs – Expenditures in this category represent employee compensation and related employee expenses, benefits and travel. These costs decreased $0.7 million, or 1.4%, to $51.0 million in the first quarter of 2002 from $51.7 million in the first quarter of 2001. As a percentage of net revenue, employee costs were 38.2% in the first quarter of 2002, compared to 39.6% for the first quarter of 2001. Although we had approximately 200 more employees in the first quarter of 2002 than we did in the first quarter of 2001, due in part to the addition of ACI employees, we experienced cost savings by re-deploying certain development responsibilities to our India based operations and as a result of initiatives begun in 2001 such as the consolidation of our data center operations. Additionally, our travel expenditures were less in the first quarter of 2002 compared to the same period of the prior year.

Depreciation and amortization – These costs represent depreciation of facilities and equipment, amortization of intangible assets, such as capitalized software costs and customer contract costs, and, prior to implementation of SFAS 142 in 2002, amortization of goodwill. Depreciation and amortization decreased $0.3 million, or 3.1%, to $9.5 million in the first quarter of 2002 from $9.8 million for the first quarter of 2001. As a percentage of revenue, these costs were 7.2% in the first quarter of 2002 and 7.5% for the same period of the prior year. Approximately $1 million of amortization of goodwill and $0.3 million of equity method investment amortization in connection with the initial investment in ACI was recorded in the first quarter of 2001, whereas no such amortization was recorded in 2002. This decrease was offset by more depreciation of property and equipment, more amortization of internally developed software, and amortization of customer contracts recorded in connection with the purchase of ACI.

Other operating expenses – Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt, and certain administrative costs. Other operating expenses decreased $1.0 million, or 8.9%, to $10.2 million for the first quarter in 2002 compared to $11.2 million for the same period of the prior year. As a percentage of revenue, these expenses decreased to 7.6% in the first quarter of 2002 from 8.6% for the first quarter in 2001. We experienced significant savings in consulting and temporary services in the first quarter of 2002 as compared to the same period of the prior year, due to a decreased reliance on contract labor. This savings was offset slightly by an increase in facility rental costs due to the expansion of our facilities in India and in Scottsdale, and by an increase in insurance costs.

Income from operations – Income from operations increased $5.5 million, or 91.7%, to $11.5 million in the first quarter of 2002 compared to $6.0 million in the first quarter of 2001. As a percentage of net revenue, income from operations was 8.6% for the first quarter in 2002 compared to 4.6% for the same period of the prior year. A majority of this increase is due to the $3.2 million special charge we recorded in the first quarter of 2001 for severance and lease costs related to the closure of our operations in Bothell, Washington. There were no similar charges for the first quarter of 2002. Also, in accordance with SFAS 142, we stopped amortizing goodwill in the first quarter of 2002. Goodwill amortization for the same period of the prior year was approximately $1 million. Excluding the charge for the closure of Bothell operations and the elimination of amortization of goodwill, income from operations increased approximately $1.3 million, or approximately 13%. As a percentage of revenue, income from operations, excluding special charges and goodwill amortization in the first quarter of 2001, increased to 8.6% in the first quarter of 2002 from 7.8% in the same period of the prior year. The improvement is attributable to our continued cost savings initiatives and a slightly higher percentage of software sales during the first quarter of 2002 compared to the same period of the prior year.

Other income-net – Other income-net was $0.4 million during the first quarter of 2002 compared to $0.5 million for the same period of the prior year. Interest earned on cash and cash equivalents decreased $1.0 million to $0.3 million in the first quarter of 2002 compared to $1.3 million for the same period of the prior year. The decrease was offset by a decrease of $0.2 million in interest expense, $0.3 million in equity method amortization, and $0.4 million in other expenses, from the same period of the prior year.

Provision for income taxes – The provision for income taxes was $4.0 million in the first quarter of 2002 compared to $2.5 million in the first quarter of 2001 resulting in effective tax rates of 34.0% and 38.0%, respectively. The decrease in our effective tax rate is a result of increased earnings by our Indian subsidiary. Our Indian software development and business process management operations qualify for tax incentives associated with businesses that operate within designated geographic locations. Such incentives generally provide us with exemptions from Indian income tax on certain business income generated from these operations. As a result of a recent change in Indian tax law, effective April 1, 2002 and through March 31, 2003, 10% of this previously tax exempt income will be subject to Indian income tax at the rate of 35%. We do not expect that this change will have a significant impact on our effective tax rate for 2002. The remaining tax incentives phase out through March 2009.

Liquidity, Capital Resources, and Financial Condition –

At March 31, 2002, net working capital was $120.6 million, compared to $118.6 million at December 31, 2001. Cash and cash equivalents, including cash in ATMs of approximately $20 million, totaled $104.3 million at March 31, 2002, an increase of $2.5 million from December 31, 2001. This cash was generated primarily from operating activities. At March 31, 2002, we had $3.8 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients.

Our operations and our capital expenditure requirements are financed primarily through cash flow from operations. Short term liquidity needs and long term capital expenditure requirements of approximately $40 million for 2002 will be provided from cash and cash equivalents on hand and cash flow from operations.

We have a $20 million revolving credit facility with a bank. As of March 31, 2002 no loans were outstanding under this facility. From time to time we issue letters of credit in the ordinary course of business under this facility. At March 31, 2002 the aggregate value of such outstanding letters of credit amounted to $1.0 million. Loans under this facility will bear interest at the applicable prime rate or the LIBOR rate plus a margin determined by reference to the Company’s leverage ratio. The facility is guaranteed by certain of the Company’s subsidiaries and requires the Company to comply with certain financial and non-financial covenants. The Company is currently in compliance with these requirements.

We have additional outstanding commercial commitments consisting mainly of guarantees for contract performance, that include letters of credit, bank guarantees and performance bonds. As of March 31, 2002 and December 31, 2001, our total obligation under these commercial commitments was $10.9 million and $11.5 million, respectively, over a five-year term. As of December 31, 2001 our contractual cash obligations for capital and operating leases and outsourcing and maintenance obligations totaled $128.3 million through December 31, 2006. Our contractual cash obligations had not materially changed from this amount at March 31, 2002.

The following table sets forth a summary of our cash flow activity and should be read in conjunction with our unaudited consolidated statements of cash flows:

	Summary of Cash Flows
	Quarter Ended March 31,

(dollars in thousands)	2002	2001

Cash provided by (used in) operating activities	$17,892	$(2,253)

Cash used in investing activities	(16,790)	(9,077)

Cash provided by financing activities	1,349	3,072

Net increase (decrease) in cash and cash equivalents	$2,451	$(8,258)

Net cash flows from operating activities provided $17.9 million and used $2.3 million for the quarters ended March 31, 2002 and 2001, respectively. The increase in operating cash flow compared to the same quarter last year resulted from greater operating income and effective management of working capital accounts. During the quarter ended March 31, 2002, accounts receivable decreased by $3.3 million, whereas accounts receivable increased by $19.1 million for the same quarter of the prior year. The increase last year was due to the growth of our Company and also because billings to Deluxe were shown as receivables in 2001 as opposed to intercompany balances at December 31, 2000.

Our investing activities used cash of $16.8 million for the quarter ended March 31, 2002, compared to $9.1 million for the same quarter last year. We spent $5.4 million to purchase systems, equipment and software in the first quarter of 2002, compared to like capital expenditures of $9.1 million in the same quarter last year. We also purchased substantially all of the ATM-related assets of Hanco for $11.4 million in the first quarter of 2002.

Financing activities provided $1.3 million and $3.1 million in cash for the quarters ended March 31, 2002 and 2001, respectively. During the quarter ended March 31, 2002, we repaid $0.8 million of long-term debt and received $2.1 million from sales of common stock pursuant to exercise of stock options and the employee stock purchase plan. During the same period of the prior year, we used cash to repay debt of $5.8 million and obtained $8.5 million from the release of a time deposit placed as collateral for this debt.

Recent Developments –

Acquisition of Samsar ATM Co., Inc. – During May 2002, we acquired all of the outstanding stock of Samsar ATM Co., Inc. (“Samsar”), an independent ATM deployment and management company for approximately $3.3 million in cash. Samsar managed a network of approximately 1,000 ATMs located primarily in the northwestern U.S. We are actively pursuing the acquisition of the ATM portfolios of other independent ATM deployment and management companies.

Transactions with STAR – In 2001, Concord EFS acquired the STAR debit network, formerly our largest transaction processing customer, and notified us that it intended to terminate STAR’s processing agreement with us and perform the processing for this network at its own data centers. As part of the transition of this activity, STAR licensed our EFT software and contracted for the long-term maintenance thereof and for professional services to assist in the migration effort. The licenses to STAR represented our largest software licensing transactions to date. The transition of the processing for the STAR network to Concord EFS is currently scheduled to be completed by the fourth quarter of 2002. Concord EFS will pay us fixed monthly fees for the transaction processing we will perform for the STAR network during the transition period and we expect to see the revenues from our relationship with STAR decline substantially from historical levels in future periods. Including software license and maintenance fees and fees for processing transactions for STAR and other Concord affiliates, Concord EFS accounted for approximately $11.4 million of net revenues during the quarter ended March 31, 2002, or approximately 8.5% of our total net revenues in that quarter, as compared to $9.9 million for the quarter ended March 31, 2001. We currently estimate that the total net revenues we will recognize from our relationship with Concord EFS in 2002 will approximate $28 million, compared to $56.2 million in 2001. Of this amount, approximately $16 million relates to the provision of transaction processing services to the STAR network during the transition period ($6 million of which was recognized during the first quarter of 2002 and the balance of which will be recognized approximately ratably over the second and third quarters).Approximately $4 million of the 2002 revenues relates to a software sale also recognized during the first quarter. We do not expect the remaining revenues from Concord EFS’ affiliate Primary Payment Systems, Inc. to be affected by the termination of STAR’s processing agreement.

Government Services — We have recently been informed that we have been awarded the prime EBT contracts for the states of Alabama and Missouri. The contract with Alabama will commence in June 2002 and we believe the Missouri agreement will commence in January 2003. When fully operational, these relationships are expected to generate an aggregate of approximately $4.5 million in annual incremental revenues over the amounts we received from these states in 2001 as our role changes from subcontractor to prime contractor. We have also recently been informed that Citibank has been awarded the EBT contract for the Western States EBT Alliance (Arizona, Alaska, Colorado, Guam, Hawaii, Idaho and Washington). We currently act as a subcontractor to Citibank for this alliance and this relationship generated approximately $4.8 million in revenues in 2001. We expect that, as a result of Citibank being awarded this EBT contract, our role as a subcontractor will be discontinued. We do not presently anticipate that this transition will have a material impact on our business in 2002 or 2003 as our significant contracts for this coalition will not begin to roll-off until 2004.

Forward Looking Statements –

We have previously announced that we are targeting revenues of approximately $624 million for the full year. This amount includes approximately $28 million of revenue associated with the adoption by the Company of EITF 01-14.

Operating income is expected to be approximately 12 to 14 percent of 2002 revenue.

The effective tax rate for 2002 is expected to be approximately 34 percent.

Net income is expected to approximate $1.18 per diluted share.

2002 diluted shares are assumed to be 47.9 million.

Second quarter revenues are expected to be approximately $139 million to $145 million, including approximately $7.0 million attributable to the adoption of EITF 01-14.

Diluted earnings per share for the second quarter are expected to approximate $0.24 to $0.26.

Our actual future results could differ materially from those presently anticipated due to a variety of factors. Some of these factors are discussed in Part II, Item 5 of this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as the business evolves and could have an adverse impact on our financial results. We have not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency rate or interest rate changes.

Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses in the United Kingdom and India. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound and Indian rupee. For the quarter ended March 31, 2002, less than 10% of our net revenues and operating expenses were denominated in non-U.S. dollar currencies. We estimate that our net income for the quarter ended March 31, 2002 would not have been materially affected if the U.S. dollar had appreciated or depreciated by 10% against the British pound or the Indian rupee.

Changes in interest rates could impact our anticipated interest income on cash equivalents and interest expense on variable short-term debt. A 10% adverse change in interest rates from the interest rates in effect at the end of 2001 would not, however, have a material adverse effect on our net income or financial condition for 2002.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On March 8, 2002, we received a letter from a Staff Accountant at the Central Regional Office of the Securities and Exchange Commission (the “SEC”) stating that the SEC is conducting an inquiry of us and requesting our voluntary assistance in connection with the provision of certain documents relating to our 2001 financial results and certain transactions between us and ACI, among other things. The letter from the SEC states that the inquiry is non-public and that it should not be construed as an indication that the SEC believes any violation of law has occurred. We intend to cooperate fully with the SEC in resolving this matter. We may, however, be the subject of additional inquiries or become subject to a fine or other liabilities.

ITEM 5. OTHER INFORMATION

RISK FACTORS AND CAUTIONARY STATEMENTS.

When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, letters and reports to stockholders and in oral statements made by our representatives, the words or phrases “should result,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed below that could cause our actual results to differ materially from our historical experience and our present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed below could affect our financial performance and could cause our actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse. We will not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ESTIMATES OF FUTURE FINANCIAL RESULTS ARE INHERENTLY UNRELIABLE.

From time to time, our representatives make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond our control. As a result, there can be no assurance that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by us, and other information relating to our Company and its products, when evaluating our prospective results of operations.

The Company is currently reviewing its business plan and guidance for the balance of 2002. We are currently targeting total 2002 revenues of $624 million and earnings per diluted share of $1.18. Our revenues for the first quarter of this year were $133.5 million, with diluted earnings per share of $0.16.

We presently anticipate revenues in the second quarter will approximate $139 million to $145 million and that our earnings in this quarter will approximate $0.24 to $0.26. If we achieve our second quarter goals, which is not assured, our revenues for the first six months of 2002 would be between $272.5 million and $278.5 million. Our diluted earnings per share for this period would approximate $0.40 to $0.42. As a result, the achievement of our 2002 goals will require substantial revenue growth and earnings during the last six months of the year over our predicted performance for the first half of 2002. This growth must be achieved through the expansion of existing customer and product relationships, the initiation of new customer and product relationships and the purchase of additional ATM assets. If we are unsuccessful in retaining and expanding our relationships with our existing customers or if our newer product and service offerings do not achieve the expected levels of market acceptance or if their sales cycles are longer than we anticipate, we will not achieve our targeted revenue or earnings goals for 2002. Our revenue and earnings objectives may also not be achieved if additional ATM assets do not become available upon prices and terms we consider reasonable or if these acquisitions take longer to conclude than we presently expect.

In addition, our representatives may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding our projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with our own present expectations regarding its future results of operations. The methodologies employed by us in arriving at our own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although we may presently perceive a given estimate to be reasonable, changes in our business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. We expressly disclaim any continuing responsibility to advise analysts or the public markets of our view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

CONSOLIDATION IN THE INDUSTRIES WE SERVE MAY ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES.

Mergers, acquisitions and personnel changes at financial institutions and electronic funds transfer networks may adversely affect our business, financial condition and results of operations. Currently, the banking and EFT industries are consolidating, causing the number of financial institutions and ATM networks to decline. This consolidation could cause us to lose:

•	current and potential customers;

•	market share if the combined entity determines that it is more efficient to develop in-house products and services similar to ours or use our competitors’ product and services; and

•	revenue if the combined institution is able to negotiate a greater volume discount for, or discontinue the use of, our products and services.

For example, one of the larger customers of our electronic payments business, the STAR network, has been purchased by one of our competitors, Concord EFS. We currently estimate that the total net revenues we will recognize from our processing relationship with the STAR network in 2002 will approximate $16 million. Approximately $6 million of this amount was realized in the first quarter and the balance will be recognized roughly ratably in the second and third quarters. We do not expect to realize material revenues from this relationship during the fourth quarter of 2002 or thereafter.

WE ARE UNABLE TO PREDICT THE RESULTS OF THE INQUIRY WE HAVE RECEIVED FROM THE SEC.

On March 8, 2002, we received a letter from a Staff Accountant at the Central Regional Office of the Securities and Exchange Commission (the “SEC”) stating that the SEC is conducting an inquiry of us and requesting our voluntary assistance in connection with the provision of certain documents relating to our 2001 financial results and certain transactions between us and ACI, among other things. The letter from the SEC states that the inquiry is non-public and that it should not be construed as an indication that the SEC believes any violation of law has occurred. We intend to cooperate fully with the SEC in resolving this matter. We may, however, be the subject of additional inquiries or become subject to a fine or other liabilities. It is also possible that the SEC could require us to revise our previously reported results of operations. The existence of the uncertainty associated with this inquiry could also have a depressing effect on the market price of our common shares.

OUR ACQUISITION OF ACI MAY NOT BE SUCCESSFUL.

In October 2001, we acquired the remaining equity interests in Access Cash International, L.L.C. (“ACI”), a limited liability company in which we previously held a 24% interest. ACI was the second largest independent ATM service provider in the United States, with over 8,400 owned or managed ATMs. ACI provides turnkey ATM deployment solutions, including ATM sales and management as well as branding and advertising services. ACI’s revenues are received from the fees paid by consumers utilizing the deployed ATM machines and interchange fees paid by their banks and from the sale of ATMs.

In recent years, ACI has operated at a loss. Continued improvement in the future will depend upon our ability to effectively integrate ACI’s operations into our organization, to efficiently manage the deployment of the ATMs and to generate additional revenues from the installed ATM base and the sale of new machines. No assurance can be given that we will be successful in these efforts. If we are not successful in our effort to improve the revenues and profitability of ACI, our future results of operations will be adversely affected. In addition, the expansion of the installed base of ATMs may require the application of increased amounts of cash to keep the machines appropriately supplied with cash for withdrawal by consumers. Regulations are currently being considered regarding the application of the Americans with Disabilities Act to ATM networks. Although any regulations could result in increased opportunities for ATM sales by us, they could also require us to retire or retrofit portions of the ATM base we own. It is also possible that existing ATM networks will be exempted from any future regulations. We are unable at this time to determine whether, and to what extent, any final regulations will impact our business.

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

In the electronic payment management market, our principal competitors include:

•	third party network and credit card processors, including First Data, Equifax, Total System Services, Electronic Data Systems, Concord EFS and Alliance Data Systems;

•	financial institutions that have developed internal processing capabilities or services similar to ours, including Bank of America, Metavante and Fifth Third National Bank;

•	electronic data interchange and cash management providers, including Fiserv, CheckFree, Metavante, EDS and Fundtech;

•	electronic bill payment providers, including CheckFree, EDS, MasterCard, Spectrum and Visa;

•	electronic funds transfer software providers, including Transaction Systems Architects, SLMsoft, Oasis, Mosaic and PaySys; and

•	national information database companies and other content providers, including Equifax, Experian and Trans Union.

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

Our business process outsourcing and professional services offerings compete primarily on the basis of the quality of service levels and, to some degree, price. The future growth of this aspect of our business is dependent on demonstrating to our current and prospective customers that we are a dependable and efficient service provider.

In addition to our current competitors, we expect substantial competition from established and new companies. No assurance can be given that the Company will be able to compete effectively against current and future competitors. Increased competition could result in price reductions, reduced gross margins or loss of market share.

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

For example, we have announced that we are developing products and services that bundle various combinations of our transaction processing, risk management and professional services offerings into higher-value integrated product sets. We are continuing to pursue the initial market opportunities available to us for these offerings. If we are not successful in developing and selling these enhanced products and services, our future growth expectations could be diminished.

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

Existing and new laws and regulations relating to consumer privacy protection could harm our ability to collect and use consumer data, increase our operating costs or otherwise harm our business. We collect personal data about consumers for use in our decision support and risk management products. Due to the increasing public concern over consumer privacy rights, Congress and state legislatures have adopted and are considering adopting laws and regulations restricting the purchase, sale and sharing of personal information about consumers. For example, some states have restricted the sale of motor vehicle records, including driver’s license lists, and some states refuse to disclose this information at all.

The federal financial modernization law, known as the Gramm-Leach-Bliley Act, imposes significant new consumer information privacy requirements on any entity engaged in the business of providing financial services, including entities that provide services to financial institutions. Federal agencies, such as the Comptroller of the Currency and the Federal Trade Commission, have issued regulations to implement these requirements. The Act requires covered companies to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose those policies to consumers before a customer relationship is established and annually thereafter. In addition, the Act requires covered companies to give an opt-out notice to consumers before sharing consumer information with third parties. The opt-out notice requirement in the Act is subject to several exceptions for credit reporting and fraud prevention purposes. Although we believe these exceptions apply to our business, government agencies could interpret their regulations in a manner that could expand the scope of the Act in ways which could adversely affect our business. In addition, even if the regulations do not affect us directly, uncertainty over the scope of the regulations could make financial institutions unwilling or reluctant to share consumer-related information with us.

The Gramm-Leach-Bliley Act does not prohibit state legislation or regulations that are more restrictive on our collection and use of data. More restrictive legislation or regulations have been introduced in the past and could be introduced in the future in Congress and the states. For example, in the past legislation has been proposed which would require consumers to opt in to any plan which would allow their nonpublic personal information to be disclosed. We are unable to predict whether more restrictive legislation or regulations will be adopted in the future. Any future legislation or regulations could have a negative impact on our business.

IF THE SECURITY OF OUR DATABASES IS COMPROMISED, OUR REPUTATION COULD SUFFER AND CUSTOMERS MAY NOT BE WILLING TO USE OUR PRODUCTS AND SERVICES.

If the security of our databases is compromised, our business could be materially adversely affected. In our electronic payments business, we collect personal consumer data, such as names and addresses, social security numbers, drivers’ license numbers, checking and savings account numbers and payment history records. Unauthorized access to our database could result in the theft or publication of personal confidential information and the deletion or modification of personal records or otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. A security or privacy breach may:

•	deter customers from using our products and services;

•	harm our reputation;

•	expose us to liability;

•	increase our operating expenses to remediate problems caused by the breach; and

•	decrease market acceptance of electronic commerce transactions in general.

WE ARE DEPENDENT ON DELUXE FOR A SIGNIFICANT PORTION OF OUR REVENUE.

During the first quarter of 2002, net sales to Deluxe represented 8.6% of our total net revenues. On a year-over-year basis, however, total revenues from Deluxe declined by 20.1% to $11.5 million during the first quarter of 2002 from $14.4 million during the comparable period in 2001. Although Deluxe has established minimum spending targets of $43 million per year through March 31, 2005 for software development and maintenance services from us, we currently expect that it will purchase approximately $39 million of software development and maintenance services from us in 2002. Further efforts at expense reduction by Deluxe could cause the revenues we receive from Deluxe to continue to decline. The loss of Deluxe as a customer or a continuing material reduction in the amount of services it orders from us would materially adversely affect our future results of operations and financial condition.

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

Our services and products are based on sophisticated software and computing systems and we often encounter delays when developing new products and services. Further, the software underlying our products and services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our products and technologies on platforms used by our customers or in new environments, such as the Internet. Defects in our software products, errors or delays in the processing of electronic transactions or other difficulties could result in:

•	delay in market acceptance;

•	additional development costs;

•	diversion of technical and other resources;

•	loss of customers;

•	negative publicity; or

•	exposure to liability claims.

Although we attempt to limit our potential liability for warranty claims through disclaimers and limitation-of-liability provisions in our license and client agreements, we cannot be certain that these measures will be successful in limiting our liability.

OUR ATTEMPTS TO EXPAND BY MEANS OF ACQUISITIONS AND STRATEGIC ALLIANCES MAY NOT BE SUCCESSFUL.

Tax requirements related to our Spin-Off from Deluxe will restrict our ability to complete significant acquisitions through the issuance of our common stock. Further, our ability to expand in this manner, including through our acquisition of ACI, Hanco and other ATM providers, involves many risks, including:

•	the operations, technology and personnel of any acquired companies may be difficult to integrate;

•	the allocation of resources to consummate these transactions may disrupt our business;

•	acquired businesses may not achieve anticipated revenues, earnings or cash flow;

•	strategic alliances may not be successful or we may not realize anticipated benefits in a timely manner, or at all; and

•	our relationships with existing customers and business partners may be weakened or terminated as a result of these transactions.

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR BUSINESS.

Because we currently sell some of our products and services in Europe, Australia and South and Latin America, our business is subject to risks associated with doing business internationally. Also, we may not be successful in selling our services outside of the United States. In the first quarter of 2002, we generated approximately 9.5% of our net sales outside of the United States. Our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political and economic conditions, particularly in emerging markets;

•	potentially unfavorable tax rules;

•	tariffs, duties and other trade barriers;

•	reduced protection for intellectual property rights;

•	challenges in managing widespread operations;

•	changes in foreign laws and regulatory requirements or in foreign policy; and

•	varying business practices in foreign countries.

CHANGES IN INDIAN TAX LAWS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our Indian software development and business process management operations qualify for tax incentives associated with businesses which operate within designated geographic locations. These incentives generally provide us with exemptions from Indian tax on certain business income generated from these operations and phase out through March 2009. We cannot assure you that these tax benefits will be continued in the future at their current levels or at all. For example, the Indian tax laws were changed, effective April 1, 2002 through March 31, 2003, to subject 10% of our previously tax exempt income to a 35% tax. If our Indian tax benefits are further reduced or eliminated, our taxes in future periods would likely increase.

OUR GOVERNMENT SERVICES BUSINESS HAS HISTORICALLY NOT BEEN PROFITABLE AND DELUXE’S INDEMNIFICATION MAY NOT BE ADEQUATE.

In 2000, 1999 and 1998 we incurred loss contract charges that represent probable future losses from unprofitable long-term service contracts and the write-off of assets associated with our government services business. The losses on the long-term service contracts result from the revenues from the contracts being lower than expected and the expenses to service the contracts being higher than anticipated. The assets associated with the government services business were written off because this business has a negative overall cash flow and its assets have no resale value.

Deluxe has agreed to indemnify us for future losses arising from any litigation based on the conduct of the business prior to our initial public offering and future losses on identified loss contracts in excess of estimates underlying our $29.2 million loss contract reserves as of April 30, 2000. This indemnification obligation does not apply to losses contemplated by the existing reserve and is subject to a $14.6 million limit. In addition, Deluxe’s indemnification does not apply to any contract that was not in a loss position as of April 30, 2000 and so if any of these profitable contracts were to become unprofitable, no indemnification would be available. Our loss contract reserves are based on estimates of the future performance of identified contracts, and the estimated results may not be realized. As a result, we may incur losses beyond our current reserves and Deluxe’s indemnification. For example, a reduction in the number of welfare recipients below our current expectations could increase our projected future losses. These excess losses would be recognized in future periods and decrease our earnings for those future periods.

WE FACE TERMINATION AND COMPLIANCE RISKS WITH RESPECT TO OUR GOVERNMENT CONTRACTS.

All of our government contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized 9.8% of our net sales in the first quarter of 2002 pursuant to contracts of this type. If a government contract is so terminated, the contractor generally is entitled to receive compensation only for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines.

There may be a decline in the revenues of the government services segment as existing contracts expire. Our Medicaid eligibility verification contract with the state of New York has been extended through October 2002. The approximate annual revenue from this contract is $11.9 million. New York has the option to further extend this contract after October 2002. There can be no assurance that New York will exercise any of its extension options. If it does not, the revenues we derive from our government services business will be reduced.

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

THERE ARE TAX RISKS ASSOCIATED WITH THE SPIN-OFF.

Deluxe has received confirmation from the Internal Revenue Service that, for U.S. federal income tax purposes, the spin-off of our Company from Deluxe was generally tax-free to Deluxe and to its shareholders. This confirmation was premised on a number of representations and undertakings made by us and Deluxe to the Internal Revenue Service, including representations with respect to each company’s intention not to engage in certain transactions in the future. The Spin-Off may be held to be taxable to Deluxe and to its shareholders who received our shares if the Internal Revenue Service determines that any of the representations made were incorrect or untrue in any respect, or if any undertakings made are not complied with. If, notwithstanding the confirmation of the Internal Revenue Service, the Spin-Off is held to be taxable, both Deluxe and its shareholders who received our shares could be subject to a material amount of taxes. We will be liable to Deluxe for any such taxes incurred by Deluxe to the extent such taxes are attributable to specific actions or failures to act by us, or to specific transactions involving us following the Spin-Off. In addition, we will be liable to Deluxe for a portion of any taxes incurred by Deluxe if the Spin-Off fails to qualify a tax-free as a result of a retroactive change of law or other reasons unrelated to the action or inaction of either us or Deluxe.

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

TAX LIMITATIONS ON ISSUANCE OF OUR SHARES WILL RESTRICT OUR ABILITY TO UNDERTAKE ACQUISITIONS.

We may be limited in the amount of shares that we can issue because the issuance of our shares may cause the Spin-Off to be taxable to Deluxe under Section 355(e) of the Internal Revenue Code. As a result of such possible adverse tax consequences, we may be restricted in our ability to effect certain acquisitions or to enter into other transactions that would result in a change of control of our company.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW AND TAX CONSIDERATIONS RELATED TO THE SPIN-OFF MAY DELAY OR PREVENT A CHANGE IN CONTROL.

Provisions of our certificate of incorporation and bylaws and Delaware law may delay or prevent a change in control of our company that you may consider favorable. These provisions include the following:

•	no cumulative voting by stockholders for directors;

•	a classified board of directors with three-year staggered terms;

•	the ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies;

•	the ability of our board to issue preferred stock, without stockholder approval, with rights and preferences that may be superior to our common stock;

•	the ability of our board to amend the bylaws;

•	a prohibition of stockholder action by written consent;

•	advance notice requirements for stockholder proposals and for nominating candidates to our board;

•	restrictions under Delaware law on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock; and

•	a requirement that 66-2/3% of our stockholders and 66-2/3% of our directors approve certain corporate transactions, including mergers and consolidations, sales of assets or amendments to our certificate of incorporation.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         The following exhibits are filed as part of this report:

Exhibit No.	Description	Method of Filing

2.1	Asset Purchase Agreement, dated as of January 31, 2002, by and between Access Cash International L.L.C. and Hanco Systems, Inc.	Filed herewith

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed by the Company with the Securities and Exchange Commission (the “Commission”) on April 4, 2000, Registration No. 333-33992).)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”), Registration No. 333-33992)	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

10.1	Retention Incentive Agreement, dated March 20, 2000, by and between the Company and Colleen M. Adstedt	Filed herewith

*Incorporated by reference

(a)  Reports on Form 8-K

The Company filed a report on Form 8-K on March 6, 2002. An exhibit to this report contained the following financial statements:

•	Consolidated Balance Sheets of eFunds Corporation at December 31, 2001 and 2000

•	Consolidated Statements of Operations of eFunds Corporation of the years ended December 31, 2001, 2000 and 1999

•	Consolidated Statements of Comprehensive Income (Loss) of eFunds Corporation for the years ended December 31, 2001, 2000 and 1999

•	Consolidated Statements of Stockholders’ Equity of eFunds Corporation at December 31, 2001, 2000 and 1999

•	Consolidated Statements of Cash Flows of eFunds Corporation for the years ended December 31, 2001, 2000, and 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFunds Corporation (Registrant)

Date: May 15, 2002	/s/ J. A. Blanchard III J. A. Blanchard III, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 15, 2002	/s/ Paul H. Bristow Paul H. Bristow Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description	Page Number

2.1	Asset Purchase Agreement, dated as of January 31, 2002, by and between Access Cash International L.L.C. and Hanco Systems, Inc.

10.1	Retention Incentive Agreement, dated March 20, 2000, by and between the Company and Colleen M. Adstedt