Form 10-Q
period 2002-06-30
EFUNDS CORP
filed 2002-08-14
CIK 1109190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____
Commission File Number 0-30791

eFunds Corporation
(Exact name of registrant as specified in its charter)

Delaware	39-1506286

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Gainey Center II 8501 N. Scottsdale Road, Suite 300 Scottsdale, Arizona (Address of principal executive offices)	85253 (Zip Code)

Registrant’s telephone number, including area code: (480) 629-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at August 7, 2002 was 46,629,409.

PART I- FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EX-2.2
EX-2.3
EX-10.2
EX-10.3
EX-10.4
Exhibit 10.5
EX-10.6
EX-10.7
EX-10.8
EX-99.1
EX-99.2

PART I- FINANCIAL INFORMATION

eFUNDS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

	(unaudited)
	June 30,	December 31,
(dollars in thousands)	2002	2001

Current assets:

Cash and cash equivalents	$100,922	$101,871

Deposits subject to compensating balance arrangement	2,448	2,448

Restricted custodial cash	4,676	1,124

Accounts receivable – net	75,402	79,444

Deferred income taxes	10,947	10,844

Prepaid expenses and other current assets	16,143	14,444

Total current assets	210,538	210,175

Property and equipment – net	69,492	75,638

Long-term investments	3,989	2,747

Intangibles:

Goodwill	102,029	87,151

Other intangible assets – net	63,829	60,432

Total intangibles – net	165,858	147,583

Other non-current assets	4,632	5,161

Total non-current assets	243,971	231,129

Total assets	$454,509	$441,304

Current liabilities:

Accounts payable	$31,214	$25,511

Accrued liabilities	34,736	35,643

Accrued contract losses	11,631	14,777

Deferred revenue	12,488	12,831

Long-term debt due within one year	2,316	2,781

Total current liabilities	92,385	91,543

Long-term debt	1,659	2,529

Deferred income taxes	7,286	7,313

Other long-term liabilities	2,017	2,713

Total liabilities	103,347	104,098

Commitments and contingencies (Notes 4, 7 and 11)

Stockholders’ equity:

Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock $.01 par value; authorized: 250,000,000 shares; issued and outstanding: 46,629,000 shares at June 30, 2002 and 46,380,000 at December 31, 2001	466	464

Additional paid-in capital	407,387	404,993

Accumulated deficit	(54,165)	(65,941)

Accumulated other comprehensive loss	(2,526)	(2,310)

Stockholders’ equity	351,162	337,206

Total liabilities and stockholders’ equity	$454,509	$441,304

See Notes to Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Net revenue	$132,971	$132,835	$266,468	$263,455

Operating expenses:

Processing, communication, and service costs	53,393	48,124	104,656	96,818

Employee costs	45,699	53,909	96,717	105,580

Depreciation and amortization	9,701	10,285	19,243	20,074

Other operating costs	9,001	8,994	19,193	20,220

Restructuring and other charges	10,446	—	10,446	3,200

Total operating expenses	128,240	121,312	250,255	245,892

Income from operations	4,731	11,523	16,213	17,563

Other income – net	203	270	605	815

Income before income taxes	4,934	11,793	16,818	18,378

Provision for income taxes	(1,005)	(4,055)	(5,046)	(6,557)

Net income	$3,929	$7,738	$11,772	$11,821

Weighted average shares outstanding	46,578	45,790	46,526	45,647

Weighted average shares and potential dilutive shares outstanding	47,027	48,216	47,394	47,341

Net income per share – basic	$0.08	$0.17	$0.25	$0.26

Net income per share – diluted	$0.08	$0.16	$0.25	$0.25

See Notes to Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

(in thousands)	2002	2001

Cash flows from operating activities:

Net income	$11,772	$11,821

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	9,574	9,133

Amortization of intangibles	9,669	10,941

Loss on impairment or disposal of property, equipment and intangibles	3,153	148

Equity earnings in investee	—	(139)

Deferred income taxes	(130)	26

Changes in assets and liabilities:

Restricted custodial cash	(3,552)	4,469

Accounts receivable	4,042	(21,550)

Accounts payable	5,703	(4,793)

Accrued contract losses	(3,146)	(2,419)

Other assets and liabilities	(4,941)	62

Net cash provided by operating activities	32,144	7,699

Cash flows from investing activities:

Capital expenditures	(11,596)	(14,308)

Acquisitions	(22,300)	—

Other	26	(1,119)

Net cash used in investing activities	(33,870)	(15,427)

Cash flows from financing activities:

Repayments on line of credit	—	(5,303)

Payments on long-term debt	(1,619)	(1,168)

Release of loan guarantee collateral	—	8,500

Issuance of common stock	2,396	7,288

Net cash provided by financing activities	777	9,317

Net (decrease) increase in cash and cash equivalents	(949)	1,589

Cash and cash equivalents at beginning of period	101,871	78,731

Cash and cash equivalents at end of period	$100,922	$80,320

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

Note 2 — Consolidation and Basis of Presentation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies, included in “Long-term investments”, are accounted for under the cost method as of June 30, 2002. The consolidated financial statements should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results of any future period.

Recent Pronouncement

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists and it eliminates the definition and requirements for recognition of exit costs in Emerging Issues Task Force (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF No. 94-3, a liability for an exit cost was generally recognized at the date of an entity’s commitment to an exit plan, which may have been before an actual liability arose. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is assessing what impact, if any, this statement will have on its consolidated balance sheet and statement of operations.

Note 3 — Accounting Change:

In January 2002, the EITF issued EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (formerly EITF

Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses should be classified as revenue and is effective for financial reporting periods beginning after December 15, 2001. These reimbursements were previously classified as a reduction to operating expenses. EITF No. 01-14 requires that financial statements for prior periods presented be reclassified to comply with these provisions.

The Company typically incurs telecommunications, network customer fees, travel, maintenance and repair, and other transaction costs that are billed to and reimbursed by customers. Adoption of EITF No. 01-14 results in an equal increase to both revenue and operating expenses, with no resultant impact on the Company’s financial position or income from operations. The effect of the reclassifications made by the Company pursuant to EITF No. 01-14 was to increase net revenue and operating expenses by $7.5 million and $6.8 million for the three months ended June 30, 2002 and 2001, respectively, and $14.6 million and $12.9 million for the six months ended June 30, 2002 and 2001, respectively.

Note 4 — Acquisitions:

On January 31, 2002, the Company purchased substantially all of the ATM-related assets of Hanco Systems, Inc. (“Hanco”), an independent ATM deployment and management company. Hanco managed a network of approximately 2,500 ATMs in 30 states. Effective May 1, 2002, the Company purchased Samsar ATM Company, Inc. (“Samsar”), a Seattle-based provider of ATM services which managed an ATM network of more than 1,000 ATMs in the northwest United States. Also, effective June 1, 2002, the Company purchased Evergreen Teller Services, Inc. (“Evergreen”), a California-based provider of ATM services for more than 1,600 ATMs located throughout California and the northwest United States. The operating results of Hanco, Samsar and Evergreen have been included in the Company’s consolidated financial statements since the date of each purchase. The Company currently manages a network of approximately 14,100 ATM machines.

The total purchase price of these acquisitions was approximately $24.1 million of which approximately $22.3 million was paid in cash. Payment of approximately $1.8 million of the purchase price is subject to satisfaction of certain post-closing conditions. The purchase price was allocated to the assets and liabilities of the acquired companies and the unallocated portion of the purchase price was recorded as goodwill. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of each acquisition. Of the $7.1 million of intangible assets, $6.7 million was assigned to customer contracts and $0.4 million was assigned to non-compete agreements.

(in thousands)

Current assets	$1,617

Property and equipment	367

Intangible assets	7,114

Goodwill	14,878

Other assets	100

Total assets acquired	24,076

Current liabilities	1,734

Net assets acquired	$22,342

In March 2000, the Company paid cash of $20.0 million for an approximate 24% interest in Access Cash International L.L.C., a Delaware limited liability company (ACI). ACI was the second largest independent provider of ATM services in the United States. ACI provided turnkey ATM deployment solutions, including ATM sales and management activities, as well as branding and advertising services. The Company accounted for this initial investment under the equity method of accounting, which requires that an investor record its share of the losses experienced by a minority owned investee. Accordingly, the Company’s results of operations for the period from January 1, 2001 to September 30, 2001 include its 24% share of the results of operations of ACI. The difference of $20.0 million between the amount of the investment and the underlying equity in the net assets of ACI was being amortized over 15 years and the amortization was included in other income-net. Effective October 1, 2001, the Company acquired the remaining approximately 76% equity interest in ACI. The final acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141, Business Combinations. As a result of the acquisition of the remaining equity interest in ACI, the Company consolidated ACI’s results of operations with its own, as ACI was a wholly-owned subsidiary from the date of acquisition forward.

The purchase price (Purchase Price) of the remaining 76% of ACI was $44.6 million, of which approximately $40.3 million was paid in cash on or prior to the closing date of the acquisition. Payment of the balance of approximately $4.3 million is subject to the satisfaction of certain post-closing conditions. If these conditions are resolved such that the Company is required to pay any portion of the balance of the Purchase Price, such payments will be accounted for as an increase to goodwill. The Purchase Price was determined by negotiation between the parties and resulted in the recognition of goodwill as that price exceeded the estimated fair values of identifiable assets and liabilities and intangible assets with definite useful lives as defined by generally accepted accounting principles.

The following table summarizes the unaudited pro forma results of operations of the Company as though the acquisitions of Hanco, Samsar, Evergreen and ACI had occurred at the beginning of each period presented:

(unaudited)	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Revenue	$134,564	$140,538	$272,863	$277,990

Net income	3,986	7,680	11,687	11,502

Net income per share:

Basic	0.09	0.17	0.25	0.25

Diluted	0.08	0.16	0.25	0.24

Note 5 — Goodwill and Other Intangible Assets:

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Intangible Assets (“SFAS 142”) which was issued by the Financial Accounting Standards Board in June 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be tested for impairment at least annually. The Company has completed its transitional impairment test for goodwill and intangible assets with indefinite useful lives and has determined that no impairment exists. The following table reconciles the net income and earnings per share the Company reported for the three and six month periods ended June 30, 2001 to exclude historical goodwill and related tax effects:

	Three Months	Six Months
(unaudited)	Ended June 30,	Ended June 30,

(in thousands, except per share amounts)	2001	2001

Reported net income	$7,738	$11,821

Adjustment amount for purchased goodwill amortization	977	1,954

Adjustment amount for ACI equity investment amortization	220	427

Adjusted net income	$8,935	$14,202

Reported net income per share:

Basic	$0.17	$0.26

Diluted	$0.16	$0.25

Adjusted net income per share:

Basic	$0.20	$0.31

Diluted	$0.19	$0.30

Other intangible assets, both acquired and developed, subject to amortization were as follows:

		June 30, 2002			December 31, 2001

	Amortization Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
(in thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net

Software	3 to 5	$68,702	$(35,676)	$33,026	$65,079	$(29,427)	$35,652

Customer contracts	15 to 25	18,357	(654)	17,703	11,693	(195)	11,498

Other	3 to 5	74,308	(61,208)	13,100	71,768	(58,486)	13,282

		$161,367	$(97,538)	$63,829	$148,540	$(88,108)	$60,432

For the six month periods ended June 30, 2002 and 2001, amortization expense for intangible assets was $9.7 million and $10.9 million, respectively. The estimated future annual amortization expense for intangible assets held at June 30, 2002 is $17 million, $13 million, $8 million, $4 million and $2 million for the years 2003, 2004, 2005, 2006 and 2007, respectively.

Note 6 – Accrued Losses, Charges and Allowances:

Accrued Contract Losses

The Company has historically incurred losses related to its government services business and has established a reserve to provide for expected losses on existing long-term service contracts. Charges to the Company’s loss reserve are reflected as a reduction in other operating costs in the Company’s consolidated statement of operations and were as follows:

(in thousands)	2002	2001

Balance, beginning of year	$14,777	$22,247

Charges to loss reserve	(1,208)	(785)

Balance at March 31,	13,569	21,462

Charges to loss reserve	(938)	(634)

Cash payments	(1,000)	(1,000)

Balance at June 30,	$11,631	$19,828

Deluxe has agreed to indemnify the Company for certain future losses arising from any litigation, based on the conduct of the government services business prior to the IPO as well as incremental future losses on contracts of the government services segment which were in a loss position at April 30, 2000 to the extent such losses exceed the estimates underlying the Company’s $29.2 million loss reserve balance at April 30, 2000. The Company plans to record any amounts received from Deluxe under the indemnification agreement as a reduction of expense when, and if, any additional contract or litigation losses are recognized. Deluxe’s total indemnification obligations to the Company are limited to $14.6 million. No such indemnification obligations have arisen through June 30, 2002.

Restructuring and Asset Impairment Charges

During the quarter ended June 30, 2002, the Company recorded restructuring charges and asset impairments of $10.4 million, of which $2.0 million related to its Electronic Payments segment, $4.8 million related to Decision Support and Risk Management Services, $0.9 million related to Professional Services, and $2.7 million related to unallocated corporate expense. These charges were comprised of expected severance benefits totaling $3.4 million, $5.7 million of lease related costs associated with the consolidation of facilities, and a net charge of $1.3 million related to software impairment and other charges. Severance charges resulted from the planned elimination of approximately 270 positions across all business segments primarily related to positions located in the United States.

When circumstances warrant, the Company evaluates for impairment the carrying value of the capitalized software costs related to the development and delivery of a product or product line. The Company is in the process of a strategic business reassessment of the performance and contribution of existing and potential products. During the second quarter of 2002, certain under-performing products were identified as impaired and the carrying value of the related capitalized software and certain fixed assets were reduced through the impairment charge.

During the first quarter of 2001, restructuring accruals of $3.2 million were recorded as a result of the planned closure of the Company’s operations in Bothell, Washington. These expenses related entirely to the Decision Support and Risk Management segment.

The following table summarizes the Company’s utilization of restructuring accruals for the three and six month periods ended June 30, 2002:

(in thousands, except employees)	Employees Affected	Severance- Related	Facility and other

Balance, December 31, 2001	74	$1,011	$1,397

Expense provision	—	—	—

Cash payments	(31)	(452)	—

Balance, March 31, 2002	43	559	1,397

Expense provision	271	3,397	4,623	(1)

Cash payments	(38)	(368)	(879)

Balance, June 30, 2002	276	$3,588	$5,141

(1) – Does not include approximately $2.4 million of non-cash asset impairment charges expensed in this period.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that will likely result from our customers failing to pay us. We develop our estimate of the allowance based on our experience with specific customers, our understanding of their current economic circumstances and our own judgment as to the likelihood of their ultimate payment. We also consider our collection experience with the balance of our receivables portfolio and make estimates regarding collectibility based on trends in aging. The estimates utilized to calculate our allowance for doubtful accounts were refined during the second quarter of 2002 following the establishment of our collections and credit committee and the implementation of enhanced collection processes and systems to be more reflective of our recent collection history. As a result of this refinement, we reduced our estimated uncollectible accounts by $2.5 million during the second quarter of 2002.

Note 7 – Long-term Debt and Credit Facilities:

Long-term debt consists principally of capital lease obligations related to equipment. Long-term debt was as follows:

	June 30,	December 31,
(in thousands)	2002	2001

Capital leases and other debt	$3,975	$5,310

Less amount due within one year	(2,316)	(2,781)

Total	$1,659	$2,529

The capital lease obligations bear interest at rates ranging from 6.1% to 35.9% and are due through the year 2004.

In September 2001, the Company obtained a revolving credit facility in the amount of $20.0 million to replace a facility that was due to expire. The Company did not borrow any funds under this facility through June 30, 2002, and it was terminated by agreement with the lending bank in August 2002.

Note 8 — Net Income Per Share:

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

The following table reflects the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Net income per share – basic:

Net income	$3,929	$7,738	$11,772	$11,821

Weighted average shares outstanding	46,578	45,790	46,526	45,647

Net income per share – basic	$0.08	$0.17	$0.25	$0.26

Net income per share – diluted:

Net income	$3,929	$7,738	$11,772	$11,821

Weighted average shares outstanding	46,578	45,790	46,526	45,647

Dilutive impact of stock options	449	2,426	868	1,694

Weighted average shares and dilutive shares outstanding	47,027	48,216	47,394	47,341

Net income per share — diluted	$0.08	$0.16	$0.25	$0.25

Note 9 – Comprehensive Income:

The Company’s total comprehensive income for the three month periods ended June 30, 2002 and 2001 was $4.0 million and $7.7 million, respectively, and $11.6 and $11.4 million for the six month periods ended June 30, 2002 and 2001, respectively. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.

Note 10 – Business Segments:

As a result of restructuring, integration initiatives and its ATM acquisition strategy, the Company has reorganized its segments to consolidate its government services business with its previous Electronic Payments segment. In addition, new segments consisting of ATM Management Services, Decision Support and Risk Management, and Professional Services have been separately identified. The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The Electronic Payments segment includes ACH, POS, EFT and other processing services across multiple financial networks, and EBT services for government agencies. The ATM Management Services segment provides of ATM deployment, management and branding services. The Decision Support and Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses to assist them in detecting fraud and assessing the risk of opening a new account or accepting a check. The Professional Services segment provides EFT software sales, software applications development, maintenance and installation, and business process outsourcing services.

The accounting policies of the segments are the same as those applied to the Company on a consolidated basis. For internal reporting purposes, the Company groups costs based upon managerial control. The majority of these managed cost groups are directly assigned to a reportable segment. For cost groups supporting more than one reportable segment, the costs are assigned based upon the product line or project benefited. The Company does not allocate expenses that benefit all segments and are corporate or administrative in nature. These costs include, but are not limited to, legal, accounting, human resources, risk management, sales and executive expenses.

Information concerning operations in these reportable segments of business is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2002	2001	2002	2001

Net Revenue:

Electronic payments	$47,262	$45,725	$93,769	$90,922

ATM management services	27,510	18,324	48,150	34,904

Decision support and risk management	34,328	39,940	71,153	77,163

Professional services	23,871	28,846	53,396	60,466

Total net revenue	132,971	132,835	266,468	263,455

Operating Expenses before restructuring and other charges:

Electronic payments	31,087	34,184	65,211	67,683

ATM management services	25,381	17,458	44,635	34,020

Decision support and risk management	25,243	26,901	54,827	54,193

Professional services	14,444	19,472	33,323	39,694

Corporate	21,639	23,297	41,813	47,102

Total operating expenses before restructuring and other charges	117,794	121,312	239,809	242,692

Restructuring and other charges:

Electronic payments	2,046	—	2,046	—

ATM management services	38	—	38	—

Decision support and risk management	4,832	—	4,832	3,200

Professional services	868	—	868	—

Corporate	2,662	—	2,662	—

Total restructuring and other charges	10,446	—	10,446	3,200

Income (loss) from operations including restructuring and other charges
Electronic payments	14,129	11,541	26,512	23,239

ATM management services	2,091	866	3,477	884

Decision support and risk management	4,253	13,039	11,494	19,770

Professional services	8,559	9,374	19,205	20,772

Corporate	(24,301)	(23,297)	(44,475)	(47,102)

Income from operations including restructuring and other charges	$4,731	$11,523	$16,213	$17,563

The Company has not disclosed assets by segment as this information is not reviewed by the chief operating decision maker, is not produced internally and it is not practical to prepare it.

Revenue is attributed to geographic areas based on the location of the assets producing the revenue. The Company’s net revenues and property and equipment by geographic area are as follows:

	Net Revenues

	Three months Ended June 30,		Six Months Ended June 30,

(in thousands)	2002	2001	2002	2001

United States	$121,937	$122,772	$242,809	$242,620

United Kingdom	2,729	4,409	7,480	9,500

India	5,879	5,654	11,879	11,335

Other foreign countries	2,426	—	4,300	—

Total consolidated	$132,971	$132,835	$266,468	$263,455

	Property and Equipment-Net

	June 30,	December 31,
(in thousands)	2002	2001

United States	$58,856	$64,687

United Kingdom	1,594	1,736

India	8,526	8,950

Other foreign countries	516	265

Total consolidated	$69,492	$75,638

Note 11 — Commitments and Contingencies:

In connection with the Company’s government services, collection and ATM placement activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at June 30, 2002 was $8.0 million.

The Company had outstanding letters of credit amounting to $1.0 million at June 30, 2002 which were issued under its previous credit facility. In August 2002, the Company collateralized these letters of credit with a $1.0 million cash deposit at the issuing bank in connection with the termination of that facility.

The Company has guaranteed certain equipment lease payments for Canadian customers of its ATM management business totaling $2.1 million as of June 30, 2002. Through June 30, 2002, the Company has been required to make payments of approximately $66,000 pursuant to these guarantees.

In December 2001, the Company entered into a subscription agreement to acquire a 15% interest in Webtel Pty. Ltd., an Australian corporation (Webtel). Pursuant to the subscription agreement, the Company invested $1.3 million in Webtel in 2001 and has committed to invest an additional $0.8 million upon the satisfaction of certain conditions specified in the subscription agreement.

The Company has approximately $1.5 million in time deposits, denominated in Indian rupees, primarily for securing letters of credit issued in the ordinary course of business by its India operations. An Indian bank has also issued an advance guarantee on behalf of the Company to secure its performance under a customer contract. The bank’s guarantee is secured by an additional time deposit of $0.9 million.

The Company operates a call center in Mumbai, India under a customer contract. The customer receives credits toward a right to purchase, after December 31, 2002, a minority interest in, or sole ownership of, certain assets used by the Company in performing call center operations for the customer as well as transition assistance. The customer’s right to acquire an ownership right in the assets is determined by a formula that is driven primarily by the revenue generated by the contract. As of June 30, 2002, the customer was entitled to acquire less than a 5% ownership interest.

On March 8, 2002, the Company received a letter from the Securities and Exchange Commission (the “SEC”) stating that the SEC is conducting an inquiry of the Company and requesting the Company’s voluntary assistance in connection with the provision of certain documents relating to the Company’s 2001 financial results and certain transactions between the Company and ACI, among other things. The letter from the SEC states that the inquiry is non-public and that it should not be construed as an indication that the SEC believes any violation of law has occurred. The Company is cooperating fully with the SEC in resolving this matter. We may, however, be the subject of additional inquiries or become subject to a fine or other liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2001 Annual Report on Form 10-K filed with the Securities & Exchange Commission.

Forward-Looking Statements

In addition to historical and pro forma information, this Quarterly Report contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those described in the statements. Some of the factors that could cause actual results to differ from those that are presently anticipated are discussed in Item 5 of this Quarterly Report.

Overview

eFunds Corporation and its wholly-owned subsidiaries (the “Company,” “we” or “us”) provide transaction processing, risk management and professional services to financial institutions, retailers, electronic funds transfer networks, e-commerce providers and government agencies. The Company has four operating segments: Electronic Payments; Automated Teller Machine (ATM) Management Services; Decision Support and Risk Management; and Professional Services. The Electronic Payments segment provides automated clearinghouse (ACH), point of sale (POS) electronic funds transfer (EFT), and other processing services across multiple financial networks and electronic benefits transfer (EBT) services for government agencies. The ATM Management Services segment provides ATM deployment, management and branding services. The Decision Support and Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Professional Services segment provides EFT software sales, software applications development, maintenance and installation, and business process outsourcing services.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, accrued contract losses, bad debts, income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•	Transaction processing and service fees are recognized in the period that the service is performed. These services consist of processing our customers’ electronic debit transactions through electronic funds transfer networks and settling the funds with the financial institutions involved in the transactions. Additionally, these services include monitoring ATMs and point-of-sale devices to alert our customers when potential problems occur. These fees are charged on a per transaction basis, depending on the contractual arrangement with the customer. We also receive fees paid by consumers utilizing ATM machines owned or managed by us and fees paid by their banks for interchange services. Government services fees are recognized in the period services are provided based on monthly fees per benefits recipient.

•	Decision support fees are recognized as revenue in the period the services are provided. Decision support services consist of new account applicant and check verification screenings to manage the risk associated with account openings and check acceptance. Decision support fees are based on the number of inquiries against the databases used for screening purposes or monthly fees based on the aggregate dollar value of checks authorized by the retailer or other similar measures, depending on the product and service.

•	Software license fees for standard software products are recognized when a license agreement has been signed, the license fee is fixed and determinable, collectibility of the license fee is probable, delivery has occurred and there are no uncertainties surrounding product acceptance. If a software license contains customer acceptance criteria for which significant uncertainties exist, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Certain software products include multiple modules and the license fee charged to the customer is based on the modules licensed. If a customer contract requires that we deliver multiple products and services, the contract fees are allocated between the products and services provided based upon vendor-specific objective evidence of the fair value of each of the products and services provided.

•	We also provide professional services consisting of information technology consulting and business process management services. Revenue from providing such services is generally recognized under two methods, depending on the relevant contractual terms. Under the time and materials method, which is applied to nearly all of our Professional Services contracts, revenue is based on a fee per hour basis and is recognized as hours are completed. Under the fixed contract method, a pre-set fee is agreed upon for a project, and revenue is recognized proportionately to the percentage completion of the project. If the information technology consulting services involve the significant customization of software that has been licensed from us, the license fee is also recognized proportionately to the percentage completion of the project.

•	Software maintenance and support revenue is recognized ratably over the term of the contract, and/or as the services are provided.

The process involved in evaluating the appropriateness of revenue recognition involves judgments about vendor-specific objective evidence of the fair value of each of the various elements to be delivered in a sale that has multiple components, collectibility of fees, and projections of costs to complete projects for our customers.

Intangible Assets — Our intangible assets consist primarily of goodwill, capitalized software costs and acquired customer contracts. We capitalize the cost of software developed or obtained for internal use once the preliminary project stage has been completed, management commits to funding the project and it is probable that the project will be completed and that the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and the software is ready for its intended use. Software developed or obtained for internal use is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

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

When we acquire other companies, generally accepted accounting principles require that we make estimates regarding the fair values of the acquiree’s tangible assets and liabilities and identifiable intangible assets. Based upon these estimates, we then allocate the purchase price to the assets and liabilities of the acquired company for the purpose of recording these items in our financial records. Any unallocated purchase price is considered to be, and recorded as, goodwill. The distinction between the amount of the purchase price allocated either to tangible assets and liabilities or identifiable intangible assets and goodwill is significant as goodwill is not amortized to the statement of operations but is instead subject to an annual impairment test. Estimates inherent in the process of this purchase price allocation include assumptions regarding the timing and amounts of future cash inflows and outflows, the saleability of inventories, selection of discount rates, contract renewal rates and general market conditions. Where appropriate, we use third-party valuation professionals to assist us in making these estimates.

The process of evaluating goodwill and other intangible assets, including capitalized software costs and customer contract costs, for impairment involves judgments about market conditions and economic indicators, estimates of future cash flows and assumptions about our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusions regarding the carrying value of our intangible assets could change and materially affect our financial position or results of operations. We recorded a write-down of capitalized software associated with under-performing products in the second quarter of 2002 and our ongoing product review process may require additional charges of this type in the third quarter.

Reserves and Allowances — We maintain a reserve for expected future losses on certain EBT contracts. Our estimates of such losses are based on a variety of assumptions including assumptions about future welfare case levels, number of transactions per case and costs related to processing transactions and support services. These assumptions are subject to significant uncertainties and may differ substantially from actual results. In the event such differences arise, a revision to the loss contract reserve would be required. Any such revision could have a material effect on our financial position or results of operations.

We maintain an allowance for doubtful accounts for estimated losses resulting from our customers failing to make required payments. We develop our estimate of the allowance based on our experience with specific customers, our understanding of their current economic circumstances and our own judgment as to the likelihood of their ultimate payment. We also consider our collection experience with the balance of our receivables portfolio and make estimates regarding collectibility based on trends in aging. The estimates utilized to calculate our allowance for doubtful accounts were refined during the second quarter of 2002 following the establishment of our collections and credit committee and the implementation of enhanced collection processes and systems to be more reflective of our recent collection history. As a result of this refinement, we reduced our estimated uncollectible accounts by $2.5 million during the second quarter of 2002. If the financial condition of our customers were to deteriorate, thereby impairing their ability to make payments, an increase in this allowance could be required in a future period.

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

Results of Operations – Three and Six Months ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

The following table presents, for the periods indicated, the relative composition of net revenues and selected statements of operations data as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net revenue

Electronic Payments	35.5%	34.4%	35.2%	34.5%

ATM Management Services	20.7	13.8	18.1	13.2

Decision Support and Risk Management	25.8	30.1	26.7	29.3

Professional Services	18.0	21.7	20.0	23.0

Total net revenues	100.0	100.0	100.0	100.0

Operating expenses

Processing, communication and service costs	40.1	36.2	39.3	36.7

Employee costs	34.4	40.6	36.3	40.1

Depreciation and amortization	7.3	7.7	7.2	7.6

Other operating expenses	6.8	6.8	7.2	7.7

Restructuring and other charges	7.8	—	3.9	1.2

Total operating expenses	96.4	91.3	93.9	93.3

Income from operations	3.6	8.7	6.1	6.7

Other income-net	0.1	0.2	0.2	0.3

Income before income taxes	3.7	8.9	6.3	7.0

Provision for income taxes	(0.7)	(3.1)	(1.9)	(2.5)

Net income	3.0%	5.8%	4.4%	4.5%

Net revenue – Net revenue was essentially flat compared to the prior year at $133.0 million for the second quarter of 2002 and $132.8 million for the second quarter of 2001. Net revenue increased $3.0 million or 1.1%, to $266.5 million for the first six months of 2002 from $263.5 million for the first six months of 2001.

Electronic Payments net revenue increased $1.6 million, or 3.5%, to $47.3 million in the second quarter of 2002 from $45.7 million in the second quarter of 2001. Net revenue increased $2.9 million, or 3.2% to $93.8 million for the first six months of 2002 from $90.9 million for the first six months of 2001. Revenue growth in this segment for the quarter and six months period was driven by higher EBT case counts and the renewal of certain government contracts at improved rates.

Although we continue to pursue EBT contracts where we can obtain them on a profitable basis, we expect to see a decline in the revenues of the government services segment in 2002 if our Medicaid eligibility verification contract with the state of New York is not renewed. This contract provided us approximately $6.1 million of revenue in the first six months of 2002 and is currently scheduled to expire in mid-November 2002. It is possible that we may receive further extensions of this agreement, but we are unable to predict whether we in fact will receive any such extensions. No other EBT contracts are scheduled to expire until the fourth quarter of 2002 (at which time a contract that generated $1.8 million of revenue in 2001 is scheduled to expire), although all of our government services contracts are terminable by the contracting governmental entity at any time.

Excluding the impact of EITF 01-14 (see Accounting Change in notes to financial statements), revenues from ACH, POS, EFT and other processing decreased slightly due to the expected revenue declines associated with the STAR network. Processing revenues from this network were approximately $14 million during the first six months of 2001, as compared to the revenues of approximately $11 million we derived from this relationship in the first half of 2002. We expect revenues from the STAR network will approximate $5 million in the third quarter and that we will not realize material revenues from this relationship thereafter.

Revenue growth in Electronic Payments does not correlate directly to the growth in transaction volumes as the revenue growth is impacted by the fixed fee structure under which we perform processing for Star and the mix of transactions. Summarized below are billable volumes by general type of transaction, exclusive of ATM Management Services:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in billions)	2002	2001	2002	2001

Network & Gateway (EFT, POS)	0.9	0.8	1.7	1.6

Account Verification	1.2	1.0	2.4	1.9

ACH	*	*	0.1	0.1

*	Less than 0.1 billion

ATM Management Services revenue increased $9.2 million, or 50.3%, to $27.5 million in the second quarter of 2002 from $18.3 million in the second quarter of 2001. Revenue from this segment increased $13.2 million, or 37.8%, to $48.1 million in the first six months of 2002 from $34.9 million in the first six months of 2001. These increases are primarily due to the acquisition of ATM networks from Hanco Systems, Inc. (“Hanco”), Samsar ATM Company, Inc. (“Samsar”), and Evergreen Teller Services, Inc. (“Evergreen”) which combined contributed $7.5 million in new revenue during the second quarter of 2002 and $10.7 million in new revenue for the first six months of 2002. Branding and equipment sales also represented revenue sources for this segment during the first six months of 2002 which did not exist in the first half of last year. We currently manage a network of approximately 14,100 ATMs, which amount reflects some attrition experienced by the Company during the process of converting purchased machines and verifying the inventory of acquired networks. We are actively seeking to acquire the ATM portfolios of other independent ATM deployment and management companies.

Decision Support and Risk Management revenue decreased $5.6 million, or 14.0%, to $34.3 million in the second quarter of 2002 from $39.9 million in the second quarter of the prior year. Revenue decreased $6.0 million, or 7.8%, to $71.2 million in the first six months of 2002 from $77.2 million in the first six months of 2001. An increase in revenues from our ChexSystemsSM suite of products was more than offset by a decline in revenues received from sales of DebitReport during the second quarter of 2002 compared to the same period of the prior year. We also saw a decline in sales of our SCANSM product over the comparable periods in the prior year. The increase in revenues from the ChexSystemsSM service was attributable to our marketing campaign to encourage financial institutions to prepare for the mandate by the U.S. government for better customer screening under the USA Patriot Act. The decrease in revenues from SCANSM products was attributable to customer losses due to bankruptcies and other attrition and pricing concessions. Revenues from DebitReport declined $6.0 million to a nominal level in the second quarter of 2002 due to the absence of the bulk sales to resellers seen in the comparable period of last year as we transition to a transaction-based fee structure.

Professional Services revenues decreased $5.0 million, or 17.3%, to $23.9 million in the second quarter of 2002 from $28.9 million in the second quarter of the prior year. Revenue decreased $7.1 million, or 11.7%, to $53.4 million for the first six months of 2002 from $60.5 million for the first six months of 2001.

Revenue from information technology services provided under our contract with Deluxe were $10.4 million in the second quarter of 2001 as compared to $10.3 million in the second quarter of 2002. For the six month period, revenues from Deluxe were $20.6 million in 2002 as compared to $22.9 million in 2001. If Deluxe fails to spend a minimum of $43 million for software development services under our agreement with it in any year, it will be obligated to make payments to us based on a schedule in the contract that is reflective of an estimate of our lost profits. We currently anticipate that 2002 revenues from software development activities performed pursuant to this agreement will approximate $41 million. Revenues from other information technology clients declined by $2.5 million and $5.8 million in the second quarter and the first six months of 2002, respectively, as compared to the same periods for the prior year as a result of our decision in 2001 to cease offering stand-alone information technology development services.

Software sales in the second quarter of this year declined as compared to the prior year period. Software revenue for the first six months of each year remained relatively flat. The following table illustrates our revenue generated from software sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands)	2002	2001	2002	2001

License fees	$1,787	$3,490	$9,486	$6,575

Maintenance	3,309	3,596	6,726	6,796

Software modifications	2,009	2,644	3,425	5,769

	$7,105	$9,730	$19,637	$19,140

Business process management (BPM) revenues remained relatively flat in the second quarter and first six months of 2002 as compared to the same periods for the prior year at approximately $6 million and $11 million, respectively. A modest decline in revenue from BPM services for Deluxe was offset by increased revenues from other BPM customers and by increased call center activities. Our agreement with Deluxe calls for us to provide Deluxe with accounts receivable, accounts payable and other general accounting and data entry services. Deluxe’s annual minimum spending target for these services ranges from $8.1 million in 2000 to $4.2 million in 2004. The target for 2002 is $6.4 million and revenues from these services were $1.1 million and $2.3 million in the second quarter and first six months of this year, respectively.

Processing, communication and service costs – This category includes cost of processing, telecommunications, computer equipment and promotional services. These costs increased $5.3 million, or 11.0%, to $53.4 million in the second quarter of 2002 from $48.1 million in the same period of the prior year, and $7.9 million, or 8.2%, to $104.7 million in the first six months of 2002 from $96.8 million in the first six months of 2001. As a percentage of net revenue, processing, communication and service costs were 40.1% and 39.3% in the second quarter and first six months of 2002, respectively, compared to 36.2% and 36.7% for the same periods of 2001. Telecommunications, third party processing charges and cost of equipment sales have increased along with the increase in ATM processing and ATM equipment sales. We provide the processing for approximately 7,500 of the 12,800 U.S. ATM machines in our network and we expect to complete the transition of the processing for approximately 2,500 additional U.S. ATMs to our networks by the end of the year. Due to existing contractual commitments, processing for the approximately 1,300 ATMs we have in Canada will not likely be transitioned to our networks for a substantial period of time. Processing for the approximately 2,800 remaining U.S. ATMs, including the 2,600 ATMs, we acquired from Samsar and Evergreen in the second quarter of 2002, will be transitioned to our networks as existing contractual commitments expire or as the economics associated with accelerated contract cancellations make it logical to do so. Reimbursable costs, the majority of which related to transaction processing, that are billed to customers also increased in the second quarter and first six months of 2002 compared to the same periods of the prior year due to increased transaction volumes.

Employee costs – Expenditures in this category represent employee compensation and related employee expenses, benefits and travel. These costs decreased $8.2 million, or 15.2%, to $45.7 million in the second quarter of 2002 from $53.9 million in the second quarter of 2001. Employee costs decreased $8.9 million, or 8.4%, to $96.7 million in the first six months of 2002 from $105.6 million in the first six months of 2001. As a percentage of net revenue, employee costs were 34.4%, and 36.3% in the second quarter and first six months of 2002, respectively, compared to 40.6% and 40.1% for the second quarter and first six months of 2001, respectively. The primary reason for the decrease in employee costs is the elimination of performance-based employee compensation for 2002 due to reduced revenue and earnings expectations. Performance-based compensation expense decreased $7.1 million and $7.7 million for the second quarter and first six months ended June 30, 2002, respectively, from the same periods of the prior year.

Although we had approximately 200 more employees in the second quarter of 2002 than we did in the second quarter of 2001, we realized cost savings by re-deploying certain development responsibilities to our India based operations and as a result of cost reduction initiatives begun in 2001, such as the consolidation of our data center operations. Additionally, our travel expenditures were less in the second quarter and first six months of 2002 compared to the same periods of the prior year. These savings were partially offset by increased costs for employee health benefits.

Depreciation and amortization – These costs represent depreciation of facilities and equipment, amortization of intangible assets, such as capitalized software costs and customer contract costs and, prior to implementation of SFAS 142 in 2002, amortization of goodwill. Depreciation and amortization decreased $0.6 million, or 5.8%, to $9.7 million in the second quarter of 2002 from $10.3 million for the second quarter of 2001 and $0.9 million, or 4.5%, to $19.2 million for the first six months of 2002 from $20.1 million in the first six months of 2001. These costs were 7.3 and 7.2 percent of revenue in the second quarter and first six months of 2002, respectively, and 7.7 and 7.6 percent of revenue for the same periods of the prior year. Goodwill amortization of $1.0 million and $2.0 million was recorded in the second quarter and first six months of 2001, respectively, whereas no such amortization was recorded in 2002. The decrease in amortization expense was offset by more depreciation of property and equipment, more amortization of internally developed software, and amortization of customer contracts recorded in connection with our acquisitions.

Other operating expenses – Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt, and certain administrative costs. Other operating expenses remained flat at $9.0 million for each of the second quarters of 2002 and 2001, and decreased $1.0 million, or 4.9%, to $19.2 million for the first six months of 2002 from $20.2 million for the same period of the prior year. As a percentage of revenue, these expenses were 6.8% in each of the second quarters of 2002 and 2001, and decreased to 7.2% in the first six months of 2002 from 7.7% for the first six months in 2001. At the beginning of the quarter, we established a collections and credit committee and implemented enhanced collection processes and systems, thereby improving our ability to pursue slow payors and to refine our estimates regarding the probability that an account may become uncollectible. As a result, during the second quarter of 2002, we reduced our estimate for uncollectible accounts by $2.5 million. This cost savings was offset somewhat by increased costs for professional services surrounding the SEC inquiry, executive search fees, and also by an increase in facility rental costs due to the expansion of our facilities in India and in Scottsdale, Arizona.

Restructuring and other charges – Restructuring and other charges for the second quarter of 2002 consist of $3.4 million in severance benefits, $5.7 million for lease-related costs as a result of the consolidation of facilities, and a net charge of $1.3 million related to software impairment and other charges. Results for the first six months of 2001 included a restructuring charge of $3.2 million related to the closure of our Bothell, Washington facility.

During the second quarter of 2002, we committed to a series of restructuring actions to lower our cost structure and improve operating efficiencies. We expect to pay a significant portion of the $3.4 million in severance charges before the end of 2002. Of the lease related-costs accrued due to the exit of facilities, approximately $1.1 million relates to equipment and leasehold improvements, and the remainder of $4.6 million relates to estimated lease costs for closed facilities (net of any projected savings from sub-leases). We expect the personnel reductions reflected in the severance charge to positively impact our cash flow for 2003. The charge for lease costs will not change our 2003 financial position as our rental obligations will continue until the expiration of the lease or we can sub-let the related property.

Certain under-performing product lines were identified during the second quarter of 2002. As a result we recorded a charge to reduce the value of the certain tangible assets and capitalized software associated with these products. It is likely that we will record additional charges for severance and software impairment in the third quarter as we continue our strategic analysis of our various lines of business.

Income from operations – Income from operations decreased $6.8 million, or 59.1%, to $4.7 million in the second quarter of 2002 compared to $11.5 million in the second quarter of 2001, and decreased $1.4 million, or 8.0%, to $16.2 million for the first six months at 2002 from $17.6 million for the first six months of 2001. As a percentage of net revenue, income from operations was 3.6% and 6.1% for the second quarter and first six months of 2002, respectively, compared to 8.7% and 6.7% for the same periods of the prior year. Results for the second quarter of 2002 include restructuring and other charges of $10.4 million and the results for the first six months of 2001 include restructuring charges of $3.2 million. Also, in accordance with SFAS 142, we ceased amortization of goodwill in 2002. Goodwill amortization for the second quarter and first six months of 2001 was approximately $1.0 million and $2.0 million, respectively.

Excluding the restructuring and other charges in both periods and eliminating the goodwill amortization for 2001, income from operations increased approximately $4.9 million, or approximately 69% for the second quarter of 2002 compared to the prior year, and increased $1.5 million, or 7%, for the first six months of 2002 compared to the prior year. As a percentage of revenue, income from operations, excluding restructuring and other charges and goodwill amortization, increased to 9% in the second quarter of 2002 from 5% in the same period of the prior year and increased to 9% for the first six months of 2002 from 8% for the same period of the prior year. The improvement is attributable to the elimination of performance-based employee compensation in 2002 and the downward revision of our allowance for doubtful accounts in the second quarter of 2002. These expense reductions were offset in part by a change in revenue mix to more recurring but lower margin product lines.

Other income-net – Other income-net was $0.2 million during the second quarter of 2002 compared to $0.3 million for the same period of the prior year and $0.6 million for the first six months of 2002 compared to $0.8 million for the same period of the prior year. Interest earned on cash and cash equivalents decreased $0.1 million to $0.5 million in the second quarter of 2002 as compared to $0.6 million for the same period of the prior year and decreased by $1.1 million to $0.8 million for the first six months in 2002 as compared to $1.9 million for the same period of the prior year. These decreases were due to reduced interest rates. Additionally, interest expense, equity method amortization and other expense decreased during both the second quarter and first six months of 2002.

Provision for income taxes – The provision for income taxes was $1.0 million and $5.0 million in the second quarter and first six months of 2002, respectively, compared to $4.1 million and $6.6 million for the same periods of the prior year, resulting in annualized effective tax rates of 30% for 2002 and 35.7% for 2001. The decrease in our effective tax rate is a result of the change in the composition of our projected earnings to reflect a higher proportional share of our projected consolidated income by our Indian subsidiary. Our Indian software development and business process management operations qualify for tax incentives associated with businesses that operate within designated geographic locations within India. Such incentives generally provide us with exemptions from Indian income tax on certain business income generated from these operations. As a result of a recent change in Indian tax law, effective April 1, 2002 and through March 31, 2003, 10% of this previously tax exempt income will be subject to Indian income tax at the rate of 35%. The remaining tax incentives phase out through March 2009.

Business Segment Information – The following table presents, for the periods indicated, operating income by segment as a percentage of segment revenue, and the unallocated corporate expenses and income from operations as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Income (loss) from operations including restructuring and other charges:

Electronic payments	29.9%	25.2%	28.3%	25.6%

ATM management services	7.6	4.7	7.2	2.5

Decision support and risk management	12.4	32.6	16.2	25.6

Professional services	35.9	32.5	36.0	34.4

Corporate	(18.3)	(17.5)	(16.7)	(17.9)
Income from operations including restructuring and other charges	3.6%	8.7%	6.1%	6.7%

Operating income in the Electronic Payments business segment increased to $14.1 million in the second quarter of 2002 from $11.5 million in the second quarter of the prior year, and increased to $26.5 million in the first six months of 2002 from $23.2 million in the first six months of 2001. As a percent of net segment revenues, operating margins were 29.9% and 28.3% for the quarter and six months ended June 30, 2002, respectively, an increase over the 25.2% and 25.6% we recorded for the same periods of the prior year. During the current quarter, we recorded $2.0 million in restructuring and other charges in Electronic Payments related to severance and asset impairments and had $1.2 million less expense for performance-based compensation. This reduction of expense includes the effect of reversing the accrual for performance-based compensation we recorded in the first quarter of 2002. The reversal of this accrual and the absence of any provision for incentive compensation in the second quarter resulted in our recording $0.9 million less in compensation expense for the first six months of 2002 than we did for the comparable period in the prior year. Due to cost reduction measures implemented in 2002 and increased revenues from government EBT contracts, operating margins improved for both the second quarter and first six months of 2002 despite the net increase in expenses from the restructuring and other charges.

Operating income in the ATM Management Services business segment increased to $2.1 million in the second quarter of 2002 from $0.9 million in the second quarter of the prior year, and increased to $3.5 million in the first six months of 2002 from $0.9 million in the first six months of 2001. As a percent of net segment revenues, operating margins were 7.6% and 7.2% for the quarter and six months ended June 30, 2002, an increase over the margins of 4.7% and 2.5% we saw during the same periods last year. Revenues in this segment increased due primarily to acquisitions. Margin improvements were primarily driven by efficiency gains through the consolidation of the operations of acquired businesses, including the transitioning of acquired ATMs to our internal processing systems. We expect to see further margin improvement in this business in future periods as our integration efforts proceed.

Operating income in the Decision Support and Risk Management business segment decreased to $4.3 million in the second quarter of 2002 from $13.0 million in the second quarter of the prior year, and decreased to $11.5 million in the first six months of 2002 from $19.8 million in the first six months of 2001. As a percent of net segment revenues, operating margins were 12.4% and 16.2% for the quarter and six months ended June 30, 2002, a decrease from the 32.6% and 25.6% recorded for the same periods of the prior year. During the current quarter, we recorded $4.8 million in restructuring and other charges in the Decision Support and Risk Management segment related to severance, lease expense and asset impairments, and had $1.4 million less expense for performance-based compensation, (including the effect of reversing performance-based compensation accruals that existed at the beginning of the quarter.) We also recorded $1.1 million less expense for performance-based compensation for the first six months of 2002 than we did in 2001. The loss of revenue from higher-margin bulk sales of DebitReport, combined with the net increase in expenses from the restructuring and other charges, resulted in reduced operating margins for both the second quarter and first six months of 2002.

Operating income in the Professional Services business segment decreased to $8.6 million in the second quarter of 2002 from $9.4 million in the second quarter of the prior year, and decreased to $19.2 million in the first six months of 2002 from $20.8 million in the first six months of 2001. As a percent of net segment revenues, operating margins were 35.9% and 36.0% for the quarter and six months ended June 30, 2002, an increase over the 32.5% and 34.4% for the same periods of the prior year. During the current quarter, we recorded $0.9 million in restructuring and other charges in Professional Services related primarily to severance, and had $2.9 million less in performance-based compensation expense due in part to the reversal of performance-based compensation accruals that existed at the beginning of the quarter. We also recorded $2.9 million less in such compensation expense for the first six months of 2002 than we did in 2001 as we do not expect to pay employee bonuses in 2002. Despite the loss of revenue from IT consulting services, the net decrease in expenses due to the reduction of performance-based compensation resulted in an improved margin for both the second quarter and first six months of 2002.

Corporate expenses include, but are not limited to, legal, accounting, human resources, risk management, sales and executive expenses. These expenses increased to $24.3 million in the second quarter of 2002 from $23.3 million in the second quarter of the prior year, and decreased to $44.5 million in the first six months of 2002 from $47.1 million in the first six months of 2001. During the current quarter, we recorded $2.7 million in restructuring and other charges as corporate expenses which were related to severance, lease expense acceleration and asset impairments, and had $1.8 million less in performance-based compensation expense, and $2.6 million less in bad debt expense. We also recorded $2.8 million less in performance-based compensation expense for the first six months of 2002 compared to the same period last year. Exclusive of the restructuring and other charges and reductions in incentive compensation and bad debt, corporate expenses increased due to increased professional service fees related to the SEC inquiry, facility rental costs from the expansion of our facilities in Scottsdale, Arizona and rising costs for employee health benefits. The effect of these increases was mitigated by the discontinuance of goodwill amortization in 2002. Goodwill amortization was $1 million and $2 million in the second quarter and first six months of 2001, respectively.

Liquidity, Capital Resources, and Financial Condition –

At June 30, 2002, net working capital was $118.2 million, compared to $118.6 million at December 31, 2001. Cash and cash equivalents, including cash in ATMs of approximately $18 million, totaled $100.9 million at June 30, 2002, a decrease of $1.0 million from December 31, 2001. This decrease was primarily the result of acquisition activities. At June 30, 2002, we had $4.7 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients and $2.5 million of deposits subject to compensating balance arrangements.

Our operations and our capital expenditure and acquisition requirements are financed primarily through cash flow from operations. Short term liquidity needs and long term capital expenditure requirements will be provided from cash and cash equivalents on hand and cash flow from operations.

We have terminated our $20 million revolving credit facility. We never borrowed any money under this facility, although we did use it to issue letters of credit in the ordinary course of business from time to time. At June 30, 2002 the aggregate value of such outstanding letters of credit amounted to $1.0 million and we have now cash collateralized these letters with a $1.0 million deposit at the issuing bank.

We have additional outstanding commercial commitments consisting mainly of guarantees for contract performance, that include letters of credit, bank guarantees and performance bonds. As of June 30, 2002 and December 31, 2001, our total obligation under these commercial commitments was $12.0 million and $11.5 million, respectively, over a five-year term. As of December 31, 2001 our contractual cash obligations for capital and operating leases and outsourcing and maintenance obligations totaled $128.3 million through December 31, 2006. Our contractual cash obligations had not materially changed from this amount at June 30, 2002.

The following table sets forth a summary of our cash flow activity and should be read in conjunction with our unaudited consolidated statements of cash flows:

	Summary of Cash Flows
	Six Months Ended June 30,

(in thousands)	2002	2001

Cash provided by operating activities	$32,144	$7,699

Cash used in investing activities	(33,870)	(15,427)

Cash provided by financing activities	777	9,317

Net (decrease) increase in cash and cash equivalents	$(949)	$1,589

Net cash flows from operating activities provided $32.1 million and $7.7 million for the first six months of 2002 and 2001, respectively. The increase in operating cash flow compared to the same period last year resulted from improved collection procedures and more effective management of working capital accounts. During the six months ended June 30, 2002, accounts receivable decreased by $4.0 million, whereas accounts receivable increased by $21.6 million for the same period of the prior year. The increase last year was due to the growth of our Company and also because billings to Deluxe were shown as receivables in 2001 as opposed to intercompany balances which were settled at December 31, 2000.

Our investing activities used cash of $33.9 million for the six months ended June 30, 2002, compared to $15.4 million for the same period last year. We spent $11.6 million to purchase systems and equipment and develop software in the first six months of 2002, compared to like capital expenditures of $14.3 million in the same period last year. We also completed the acquisitions of Hanco, Samsar, and Evergreen for $22.3 million in the first six months of 2002.

Financing activities provided $0.8 million and $9.3 million in cash for the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002, we repaid $1.6 million of long-term debt and received $2.4 million from sales of common stock pursuant to exercise of stock options and our employee stock purchase plan. During the same period of the prior year, we used cash to repay debt of $6.5 million, obtained $8.5 million from the release of a time deposit placed as collateral for that debt and we received $7.3 million from sales of common stock pursuant to exercise of stock options and the employee stock purchase plan.

Recent Developments –

Transactions with STAR – In 2001, Concord EFS acquired the STAR debit network, formerly our largest transaction processing customer, and notified us that it intended to terminate STAR’s processing agreement with us and perform the processing for this network at its own data centers. As part of the transition of this activity, STAR licensed our EFT software and contracted for the long-term maintenance thereof and for professional services to assist in the migration effort. The licenses to STAR represented our largest software licensing transactions to date. The transition of the processing for the STAR network to Concord EFS is currently scheduled to be completed by the fourth quarter of 2002. Concord EFS will pay us fixed monthly fees for the transaction processing we will perform for the STAR network during the transition period and we expect to see only minimal revenues from our relationship with STAR beginning in the fourth quarter of this year.

Including software license and maintenance fees and fees for processing transactions for STAR and other Concord affiliates, Concord EFS accounted for approximately $7.9 million of revenues (excluding revenues derived from reimbursed expenses) during the quarter ended June 30, 2002, as compared to $8.1 million for the quarter ended June 30, 2001. Concord EFS accounted for approximately $19.3 million of revenues (excluding revenues derived from reimbursed expenses) during the first six months of 2002, compared to $18.0 million for the same period in 2001. We currently estimate that the total net revenues we will recognize from our relationship with Concord EFS in 2002 will approximate $28 million (excluding revenues derived from reimbursed expenses), compared to $56.2 million in 2001. Of this amount, approximately $16 million relates to the provision of transaction processing services to the STAR network during the transition period ($11 million of which was recognized during the first six months of 2002 and the balance of which will be recognized in the third quarter). Approximately $4 million of these 2002 revenues relates to a software sale also recognized during the first quarter. We do not expect the remaining revenues from Concord EFS’ affiliate Primary Payment Systems, Inc. to be affected by the termination of STAR’s processing agreement.

Forward Looking Statements –

We have previously announced that we are targeting revenues of approximately $527 million to $542 million for the full year. These amounts include approximately $28 million of revenue associated with the adoption by the Company of EITF 01-14. The full year revenue outlook gives effect to our acquisitions of Hanco, Samsar and Evergreen, but does not include acquisitions of additional ATM management assets that may occur during the balance of the year.

The annualized effective tax rate for 2002 is expected to be approximately 30 percent.

Capital expenditures for 2002 are expected to be $20 million to $25 million.

2002 diluted shares are assumed to be 47.5 million.

Diluted earnings per share for 2002 are currently expected to approximate $0.65 to $0.80 before restructuring and other charges.

Results for the third quarter are expected to be consistent with the current expectations for the full year. Over the next several months, we will continue to focus on efforts to drive our long-term growth and increase our profitability. This review will likely result in additional restructuring and asset impairment charges in the third quarter.

Our actual future results could differ materially from those presently anticipated due to a variety of factors. Some of these factors are discussed in Part II, Item 5 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as our business evolves and could have an adverse impact on our financial results. We have not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency rate or interest rate changes.

Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. For the quarter and six months ended June 30, 2002, less than 10% of our net revenues and operating expenses were denominated in non-U.S. dollar currencies. We do not believe that our net income for the quarter and six months ended June 30, 2002 would have been materially affected if the U.S. dollar had appreciated or depreciated by 10% against the British pound, the Indian rupee or the Canadian dollar.

Changes in interest rates could impact our anticipated interest income on cash equivalents and interest expense on variable short-term debt. A 10% adverse change in interest rates from the interest rates in effect at the end of 2001 would not, however, have a material adverse effect on our net income or financial condition for 2002.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 8, 2002, we received a letter from the Securities and Exchange Commission (the “SEC”) stating that the SEC is conducting an inquiry of us and requesting our voluntary assistance in connection with the provision of certain documents relating to our 2001 financial results and certain transactions between us and ACI, among other things. The letter from the SEC states that the inquiry is non-public and that it should not be construed as an indication that the SEC believes any violation of law has occurred. We are cooperating fully with the SEC in resolving this matter. We may, however, be the subject of additional inquiries or become subject to a fine or other liabilities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual stockholder’s meeting on May 30, 2002. 42,516,876 shares were represented at the meeting, constituting 91.3% of the shares outstanding and eligible to vote. Two items were considered at the meeting and the results of the voting were as follows:

Proposal 1. To Elect a Nominee to the Board of Directors:

Nominee	For	Withheld

Janet M. Clarke	41,802,504	714,372

Proposal 2. To ratify the Selection of Deloitte & Touche LLP as the Company’s Independent Auditors:

For	Against	Abstain

39,927,335	2,554,748	34,793

The terms of office of our directors John A. Blanchard III, John J. (Jack) Boyle III, Sheila A. Penrose and Jack Robinson continued after the meeting.

ITEM 5. OTHER INFORMATION

RISK FACTORS AND CAUTIONARY STATEMENTS.

When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, letters and reports to stockholders and in oral statements made by our representatives, the words or phrases “should result,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed below, that could cause our actual results to differ materially from our historical experience and our present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed below could affect our financial performance and could cause our actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse. We will not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ESTIMATES OF FUTURE FINANCIAL RESULTS ARE INHERENTLY UNRELIABLE.

From time to time, our representatives make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenues, expense levels, tax rates, capital expenditures, earnings or earnings from operations. Any forecast regarding our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond our control. As a result, there can be no assurance that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by us, and other information relating to our Company and its products, when evaluating our prospective results of operations.

The Company is currently targeting total 2002 revenues of $527 million to $542 million and earnings per diluted share of $0.65 to $0.80, before restructuring and other charges. Although we believe that these results are attainable, their achievement is not guaranteed and will require that we succeed in our planned revenue generation and cost reduction initiatives. If these efforts are not successful, we will not achieve our revenue and earnings goals. Further, the Company is in the process of a strategic business assessment of the long-term performance and contribution of existing and potential products, while simultaneously undergoing an aggressive expense reduction program. Our revenue and earnings objectives may have to be adjusted if the reassessment results in product eliminations.

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

For example, one of the larger customers of our electronic payments business, the STAR network, was purchased by one of our competitors, Concord EFS. We do not expect to realize material revenues from STAR during the fourth quarter of 2002 or thereafter.

WE ARE UNABLE TO PREDICT THE RESULTS OF THE INQUIRY WE HAVE RECEIVED FROM THE SEC.

On March 8, 2002, we received a letter from the Securities and Exchange Commission (the “SEC”) stating that the SEC is conducting an inquiry of us and requesting our voluntary assistance in connection with the provision of certain documents relating to our 2001 financial results and certain transactions between us and ACI, among other things. The letter from the SEC states that the inquiry is non-public and that it should not be construed as an indication that the SEC believes any violation of law has occurred. We are cooperating fully with the SEC in resolving this matter. We may, however, be the subject of additional inquiries or become subject to a fine or other liabilities. It is also possible that the SEC could require us to revise our previously reported results of operations. The existence of the uncertainty associated with this inquiry could also have a depressing effect on the market price of our common shares.

OUR ACQUISITION OF ATM MANAGEMENT COMPANIES MAY NOT BE SUCCESSFUL.

Since October 2001, we have been acquiring independent ATM management companies and we now operate the largest network of off-premise ATMs in North America. For the six months ended June 30, 2002, this business segment contributed revenues of $48.1 million, or 18.1% of our total revenues, at an operating margin of 7.2%.

Our ability to improve the margins of this business will require us to effectively integrate the operations of acquired businesses into our organization, efficiently manage the deployment of the ATMs and generate additional sources of revenue from the installed ATM base and the sale of new machines. A key component of our integration efforts is the migration of the processing of the transactions generated at our ATMs from third parties to our own data centers. We provide the processing for 7,500 of the 12,800 ATMs we have deployed in the United States and we plan to convert approximately 2,500 of the remaining machines by the end of 2002. Processing for the approximately 2,800 remaining U.S. ATMs, including the approximately 2,600 ATMs we acquired from Samsar and Evergreen in the second quarter of 2002, will be transitioned to our networks as existing contractual commitments expire or as the economics associated with accelerated contract cancellations makes it logical to do so. The process of conversion also involves a physical count of the ATM machines in our network and we have seen that the ATM inventories of acquired networks tend to be smaller than represented. We are reviewing our contractual options in this regard. All of the conversions require a degree of cooperation from existing third-party processors and so no assurance can be given that we will be successful in our conversion efforts. If we are not successful in our effort to improve the revenues and profitability of our ATM business, our future results of operations will be adversely affected. In addition, the expansion of the installed base of ATMs may require the application of increased amounts of cash to keep the machines appropriately supplied with cash for withdrawal by consumers.

Our ability to expand through acquisitions, including through our acquisition of ACI, Hanco, Samsar, Evergreen and other ATM providers, involves many other risks, including:

•	the operations, technology and personnel of any acquired companies may be difficult to integrate;

•	the allocation of management resources to consummate these transactions may disrupt our day to day business;

•	acquired businesses may not achieve anticipated revenues, earnings or cash flow.

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

In the market for ATM deployment and management services, the primary basis of competition is price and service levels. Our ability to sell additional machines and processing contracts in this market is dependant on our ability to control our costs while maintaining effective levels of customer service. If we are not successful in these efforts we will not achieve the growth objectives we have for this business.

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

In addition to our current competitors, we expect substantial competition from established and new companies. No assurance can be given that we will be able to compete effectively against current and future competitors. Increased competition could result in price reductions, reduced gross margins or loss of market share.

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

WE ARE DEPENDENT ON DELUXE FOR A SIGNIFICANT PORTION OF OUR REVENUE.

During the first six months of 2002, net sales to Deluxe represented 9.1% of our total revenues before reimbursed expenses. On a year-over-year basis, however, total revenues from Deluxe declined by 13.6% to $22.9 million during the first six months of 2002 from $26.5 million during the comparable period in 2001. Although Deluxe has established minimum spending targets of $43 million per year through March 31, 2005 for software development and maintenance services it obtains from us, we currently expect that it will purchase approximately $41 million of software development and maintenance services from us in 2002. Further efforts at expense reduction by Deluxe could cause the revenues we receive from Deluxe to continue to decline. The loss of Deluxe as a customer or a continuing material reduction in the amount of services it orders from us would materially adversely affect our future results of operations and financial condition.

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

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR BUSINESS.

Because we currently sell some of our products and services in Europe, Australia and South and Latin America, our business is subject to risks associated with doing business internationally. Also, we may not be successful in selling our services outside of the United States. In the first six months of 2002, we generated approximately 8.9% of our net sales outside of the United States. Our future results could be harmed by a variety of factors, including:

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

CHANGES IN INDIAN TAX LAWS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our Indian software development and business process management operations qualify for tax incentives associated with businesses which operate within designated geographic locations. These incentives generally provide us with exemptions from Indian tax on certain business income generated from these operations and phase out through March 2009. We cannot assure you that these tax benefits will be continued in the future at their current levels or at all. For example, the Indian tax laws were changed, effective April 1, 2002 through March 31, 2003, to subject 10% of our previously tax exempt income to a 35% tax. If our Indian tax benefits are further reduced or eliminated, our taxes in future periods would increase. Such an increase could reduce our profits.

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

Deluxe has agreed to indemnify us for future losses arising from any litigation based on the conduct of the business prior to our initial public offering in June 2000 and future losses on identified loss contracts in excess of estimates underlying our $29.2 million loss contract reserves as of April 30, 2000. This indemnification obligation does not apply to losses contemplated by the existing reserve and is subject to a $14.6 million limit. In addition, Deluxe’s indemnification does not apply to any contract that was not in a loss position as of April 30, 2000 and so if any of these profitable contracts were to become unprofitable, no indemnification would be available. Our loss contract reserves are based on estimates of the future performance of identified contracts, and the estimated results may not be realized. As a result, we may incur losses beyond our current reserves and Deluxe’s indemnification. For example, a reduction in the number of welfare recipients below our current expectations could increase our projected future losses. These excess losses would be recognized in future periods and decrease our earnings for those future periods.

WE FACE TERMINATION AND COMPLIANCE RISKS WITH RESPECT TO OUR GOVERNMENT CONTRACTS.

All of our government contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized 9.7% of our net sales in the first six months of 2002 pursuant to contracts of this type. If a government contract is so terminated, we are generally entitled only to receive compensation for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines.

There may be a decline in the revenues of the government services segment as existing contracts expire. Our Medicaid eligibility verification contract with the state of New York has been extended through mid-November 2002. The approximate annual revenue from this contract is $11.9 million. New York has the option to further extend this contract, but there can be no assurance that New York will exercise any of its additional extension options. If it does not, the revenues we derive from our government services business will be reduced.

We have been informed that Citibank has been awarded the EBT contract for the Western States EBT Alliance (Arizona, Alaska, Colorado, Guam, Hawaii, Idaho and Washington). We currently act as a subcontractor to Citibank for this alliance and this relationship generated approximately $4.8 million in revenues (excluding revenues derived from reimbursed expenses) in 2001. We expect that, as a result of Citibank being awarded this EBT contract, our role as a subcontractor will be discontinued. We do not presently anticipate that this transition will have a material impact on our business in 2002 or 2003 as our significant contracts for this coalition will not begin to roll-off until 2004.

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT A CHANGE IN CONTROL.

Provisions of our certificate of incorporation and bylaws and Delaware law may delay or prevent a change in control of our Company that you may consider favorable. These provisions include the following:

•	no cumulative voting by stockholders for directors;

•	a classified board of directors with three-year staggered terms;

•	the ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies;

•	the ability of our board to issue preferred stock, without stockholder approval, with rights and preferences that may be superior to our common stock;

•	the ability of our board to amend the bylaws;

•	a prohibition of stockholder action by written consent;

•	advance notice requirements for stockholder proposals and for nominating candidates to our board;

•	restrictions under Delaware law on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock;

•	a requirement that 66-2/3% of our stockholders and 66-2/3% of our directors approve certain corporate transactions, including mergers and consolidations, sales of assets or amendments to our certificate of incorporation; and

•	we have adopted a stockholder rights plan, which discourages the unauthorized acquisition of 15% or more of our common stock or an unauthorized exchange or tender offer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

Exhibit No.	Description	Method of Filing

2.2	Stock Purchase Agreement, effective as of May 1, 2002, by and between Access Cash International L.L.C. (“ACI”) and Mohammed Youssefi.	Filed herewith

2.3	Stock Purchase Agreement, effective as of June 1, 2002, by and between ACI and Daniel J. Pina	Filed herewith

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed by the Company with the Securities and Exchange Commission (the “Commission”) on April 4, 2000, Registration No. 333-33992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”), Registration No. 333-33992)	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

10.2	Change in Control Agreement, dated as of June 3, 2002, by and between the Company and Michael A. Spilsbury	Filed herewith

10.3	Employment Offer Letter, dated as of May 14, 2002, by and between the Company and Michael A. Spilsbury	Filed herewith

10.4	Executive Transition Assistance Agreement, dated as of June 3, 2002, by and between the Company and Michael A. Spilsbury	Filed herewith

10.5	Consulting Agreement, dated as of June 20, 2002, by and between the Company and Thomas S. Liston	Filed herewith

10.6	Mutual Release, dated as of May 31, 2002, by and between the Company and Dr. Nikhil Sinha	Filed herewith

10.7	Executive Retention Agreement, dated as of June 17, 2002, by and between the Company and Jerry K. Lester	Filed herewith

10.8	Mutual Release, dated as of June 28, 2002, by and between the Company and Paul H. Bristow	Filed herewith

99.1	Written Statement pursuant to 18 U.S.C. Section 1350, dated August 14, 2002, by John A. Blanchard III	Filed herewith

99.2	Written Statement pursuant to 18 U.S.C. Section 1350, dated August 14, 2002, by Thomas S. Liston	Filed herewith

*	Incorporated by reference

(a)	Reports on Form 8-K

The Company filed a report on Form 8-K on May 15, 2002. An exhibit to this report contained the following financial statements:

•	eFunds Corporation Unaudited Consolidated Quarterly Statement of Operations Information (2001 Results Adjusted for Segment Reclassification) for the following reporting periods (the “Reporting Periods”): the Quarters ended March 31, June 30, September 30 and December 31, 2001, the Year ended December 31, 2001 and the Quarter ended March 31, 2002;

•	eFunds Corporation Unaudited Consolidated Statement of Operations Information (2001 Results Reclassified to Reflect EITF No. 01-14) for the Reporting Periods; and

•	eFunds Corporation Unaudited Consolidated Statement of Operations Information (2001 Results adjusted for Reclassified Operating Expenses) for the Reporting Periods.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFunds Corporation (Registrant)

Date: August 14, 2002	/s/ J. A. Blanchard III

J. A. Blanchard III, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 14, 2002	/s/ Thomas S. Liston

Thomas S. Liston Interim Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description	Page Number

2.2	Stock Purchase Agreement, effective as of May 1, 2002, by and between Access Cash International L.L.C. (“ACI”) and Mohamed Youssefi.

2.3	Stock Purchase Agreement, effective as of June 1, 2002, by and between ACI and Daniel J. Pina

10.2	Change in Control Agreement, dated as of June 3, 2002, by and between the Company and Michael A. Spilsbury

10.3	Employment Offer Letter, dated as of May 14, 2002, by and between the Company and Michael A. Spilsbury

10.4	Executive Transition Assistance Agreement, dated as of June 3, 2002, by and between the Company and Michael A. Spilsbury

10.5	Consulting Agreement, dated as of June 20, 2002, by and between the Company and Thomas S. Liston

10.6	Mutual Release, dated as of May 31, 2002, by and between the Company and Dr. Nikhil Sinha

10.7	Executive Retention Agreement, dated as of June 17, 2002, by and between the Company and Jerry K. Lester

10.8	Mutual Release, dated as of June 28, 2002, by and between the Company and Paul H. Bristow

99.1	Written Statement pursuant to 18 U.S.C. Section 1350, dated August 14, 2002, by John A. Blanchard III

99.2	Written Statement pursuant to 18 U.S.C. Section 1350, dated August 14, 2002, by Thomas S. Liston