Form 10-Q
period 2002-09-30
EFUNDS CORP
filed 2002-11-14
CIK 1109190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 0-30791

eFunds Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	39-1506286 (IRS Employer Identification Number)

Gainey Center II 8501 N. Scottsdale Road, Suite 300 Scottsdale, Arizona (Address of principal executive offices)	85253 (Zip Code)

Registrant’s telephone number, including area code: (480) 629-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑   No   ☐

 The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at November 7, 2002 was 46,666,388.

This report on Form 10-Q does not contain the disclosures required by Part I, Items 1, 2, 3, of Form 10Q

PART I — FINANCIAL INFORMATION

In October 2002, the Company announced that it is reviewing the accounting treatment given to various transactions that occurred in 2000 and 2001 and certain tax matters related to the Company’s India based operations. The scope of the review includes a $5.0 million data license agreement that was entered into in the second quarter of 2000 and $6.2 million of data license sales that occurred in the second quarter of 2001. The review also encompasses the appropriateness of the accounting for certain transactions with the STAR network which generated an aggregate of approximately $30 million in revenues in 2001 and the first nine months of 2002 and certain tax matters related to the Company’s India operations. The possible impact of the tax issues under consideration is not subject to reasonable estimation, although it does not appear likely that the impact on the Company’s tax liabilities could exceed $5 million under any scenario. The timing of the recognition of revenues associated with approximately $1.3 million of software sales by the Company’s subsidiary in the United Kingdom in the first and second quarters of 2001 is also being considered. Issues being considered as part of the review include assessing whether revenues recognized in earlier periods should be deferred and recognized over later periods, whether certain revenues should be treated as a reduction in operating expenses and the timing of the recognition of certain expenses. Pending completion of this review, the Company’s financial statements cannot be completed because the Company is unable to reasonably estimate the effect of any adjustments to the Company’s prior financial results that may be necessary. The Company is in the process of finalizing the conclusions reached by it as a result of the review and will seek to complete its efforts as expeditiously as possible, although the Company cannot provide definitive guidance as to when the review process will be finally concluded.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 8, 2002, we received a letter from the Securities and Exchange Commission (the “SEC”) stating that the SEC is conducting an inquiry of us and requesting our voluntary assistance in connection with the provision of certain documents relating to our 2001 financial results and certain transactions between us and Access Cash International L.L.C., among other things. The letter from the SEC states that the inquiry is non-public and that it should not be construed as an indication that the SEC believes any violation of law has occurred.

In October 2002, the Company announced that it is reviewing the accounting treatment given to various transactions that occurred in 2000 and 2001 and certain tax matters related to the Company’s India based operations. The scope of the review includes a $5.0 million data license agreement that was entered into in the second quarter of 2000 and $6.2 million of data license sales that occurred in the second quarter of 2001. The review also encompasses the appropriateness of the accounting for certain transactions with the STAR network which generated an aggregate of approximately $30 million in revenues in 2001 and the first nine months of 2002 and certain tax matters related to the Company’s India operations. The possible impact of the tax issues under consideration is not subject to reasonable estimation, although it does not appear likely that the impact on the Company’s tax liabilities could exceed $5 million under any scenario. The timing of the recognition of revenues associated with approximately $1.3 million of software sales by the Company’s subsidiary in the United Kingdom in the first and second quarters of 2001 is also being considered. Issues being considered as part of the review include assessing whether revenues recognized in earlier periods should be deferred and recognized over later periods, whether certain revenues should be treated as a reduction in operating expenses and the timing of the recognition of certain expenses. Pending completion of this review, the Company’s financial statements cannot be completed because the Company is unable to reasonably estimate the effect of any adjustments to the Company’s prior financial results that may be necessary. The Company is in the process of finalizing the conclusions reached by it as a result of the review and will seek to complete its efforts as expeditiously as possible, although the Company cannot provide definitive guidance as to when the review process will be finally concluded.

The SEC staff has requested additional information related to certain of the matters subject to the current review by the Company and the Company intends to cooperate fully with this request. We may, however, be the subject of additional inquiries or become subject to a fine or other liabilities.

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

WE ARE UNABLE TO PREDICT THE RESULTS OF OUR CURRENT REVIEW.

In October 2002, the Company announced that it is reviewing the accounting treatment given to various transactions that occurred in 2000 and 2001 and certain tax matters related to the Company’s India based operations. The scope of the review includes a $5.0 million data license agreement that was entered into in the second quarter of 2000 and $6.2 million of data license sales that occurred in the second quarter of 2001. The review also encompasses the appropriateness of the accounting for certain transactions with the STAR network which generated an aggregate of approximately $30 million in revenues in 2001 and the first nine months of 2002 and certain tax matters related to the Company’s India operations. The possible impact of the tax issues under consideration is not subject to reasonable estimation, although it does not appear likely that the impact on the Company’s tax liabilities could exceed $5 million under any scenario. The timing of the recognition of revenues associated with approximately $1.3 million of software sales by the Company’s subsidiary in the United Kingdom in the first and second quarters of 2001 is also being considered. Issues being considered as part of the review include assessing whether revenues recognized in earlier periods should be deferred and recognized over later periods, whether certain revenues should be treated as a reduction in operating expenses and the timing of the recognition of certain expenses. Pending completion of this review, the Company’s financial statements cannot be completed because the Company is unable to reasonably estimate the effect of any adjustments to the Company’s prior financial results that may be necessary. The Company is in the process of finalizing the conclusions reached by it as a result of the review and will seek to complete its efforts as expeditiously as possible, although the Company cannot provide definitive guidance as to when the review process will be finally concluded.

On March 8, 2002, we received a letter from the Securities and Exchange Commission (the “SEC”) stating that the SEC is conducting an inquiry of us and requesting our voluntary assistance in connection with the provision of certain documents relating to our 2001 financial results and certain transactions between us and Access Cash International L.L.C., among other things. The letter from the SEC states that the inquiry is non-public and that it should not be construed as an indication that the SEC believes any violation of law has occurred. In October 2002, the SEC staff requested additional information from us related to certain of the matters that are the subject of our current review. We have been cooperating fully with the SEC and we intend to continue to do so. We may, however, be the subject of additional inquiries or become subject to a fine or other liabilities.

The existence of the uncertainty associated with the Company’s current review and the ongoing SEC inquiry could have a depressing effect on the market price of our common shares and could cause our customers and potential customers to delay decisions to do business with us or to direct their business to our competitors. Further, if we are unable to complete our review and prepare and file our financial statements in the near future, Nasdaq could take action with respect to the trading and continued listing of our shares. Any such action could reduce the liquidity in the market for our shares and adversely affect the ability of our stockholders to sell their shares.

WE ARE UNABLE TO PREDICT THE RESULTS OF THE INQUIRY BY THE SEC.

On March 8, 2002, we received a letter from the Securities and Exchange Commission (the “SEC”) stating that the SEC is conducting an inquiry of us and requesting our voluntary assistance in connection with the provision of certain documents relating to our 2001 financial results and certain transactions between us and Access Cash International L.L.C., among other things. The letter from the SEC states that the inquiry is non-public and that it should not be construed as an indication that the SEC believes any violation of law has occurred. In October 2002, the SEC staff requested additional information from us related to certain of the matters that are the subject of our current review. We have been cooperating fully with the SEC and we intend to continue to do so. We may, however, be the subject of additional inquiries or become subject to a fine or other liabilities.

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

The Company cannot currently provide definitive guidance regarding its expected revenues and earnings for 2002 as the results for this year could be impacted by any restatement of prior period results that may be required as a result of the Company’s ongoing review of these prior periods. Excluding the effect of any possible changes that could come out of the review, the Company continues to believe, however, that its results for the year ended December 31, 2002 and the quarter ended September 30, 2002 should be in line with the prior guidance contained in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

ADDITIONAL FACTORS.

         Additional information regarding factors that could materially influence the Company’s future results of operations is contained in Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

Exhibit No.	Description	Method of Filing

2.2	Asset Purchase Agreement, effective as of August 1, 2002, by and between Access Cash	Filed herewith

International L.L.C. (“ACI”) and Cash Resources, Inc.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to	*

the Registration Statement on Form S-1 (the “S-1”) filed by the Company with the Securities and Exchange Commission (the “Commission”) on April 4, 2000, Registration No. 333-33992)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1	*

to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No 1”), Registration No. 333-33992)

4.2	Form of Rights Agreement by and between the Company and Rights Agent,	*

(incorporated by reference to Exhibit 4.2 to Amendment No. 1)

4.3	Certificate of Designation of Series A Participating Preferred Stock (incorporated by	*

reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.1	Executive Employment Agreement, dated September 9, 2002, by and between eFunds	Filed herewith

Corporation and Paul F. Walsh

10.2	Change in Control Agreement, dated as of September 16, 2002, by and between eFunds	Filed herewith

Corporation and Paul F. Walsh

10.3	Consent and Resignation, dated September 13, 2002, of John A. Blanchard III	Filed herewith

         *Incorporated by reference

(a)	Reports on Form 8-K

None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFunds Corporation (Registrant)

Date: November 14, 2002	/s/ Paul F. Walsh Paul F. Walsh, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 14, 2002	/s/ Thomas S. Liston Thomas S. Liston Interim Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Exhibit No.	Description	Page Number

2.2	Asset Purchase Agreement, effective as of August 1, 2002, by and between Access Cash	Filed herewith

International L.L.C. ("ACI") and Cash Resources, Inc.

10.1	Executive Employment Agreement, dated September 9, 2002, by and between	Filed herewith

eFunds Corporation and Paul F. Walsh

10.2	Change in Control Agreement, dated as of September 16, 2002, by and	Filed herewith

between eFunds Corporation and Paul F. Walsh

10.3	Consent and Resignation, dated September 13, 2002, of John A. Blanchard III	Filed herewith