Form 10-K/A
period 2001-12-31
EFUNDS CORP
filed 2002-12-02
CIK 1109190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
AMENDMENT NO. 1 TO

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

Commission file number 0-30791.

eFUNDS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	39-1506286

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

Gainey Center II	85253

8501 N. Scottsdale Road, Suite 300	(Zip Code)

Scottsdale, Arizona

(Address of principal executive offices)

Registrant’s telephone number, including area code:(480) 629-7700

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share Preferred Stock Purchase Rights (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     x    Yes          No

The aggregate market value of the voting stock held by non-affiliates of the registrant is $757,517,722 based on the last sales price of the registrant’s common stock on the National Association of Securities Dealers Automated Quotation System on March 27, 2002. The number of outstanding shares of the registrant’s common stock as of March 27, 2002 was 46,519,365 and the last sales price of the registrant’s common stock on that date was $16.40.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2002 Annual Meeting of Stockholders, which will be filed with the Securities Exchange Commission on or before April 30, 2002, is incorporated by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

This Form 10K/A Amendment No. 1 is filed to amend the Form 10-K for December 31, 2001 to include restated financial statements as discussed in Note 15 to the consolidated financial statements.

For purposes of this 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the registrant has amended and restated in its entirety each item of its Annual Report on Form 10-K which has been affected by the financial statement restatement. In order to preserve the nature and character of the disclosures set forth in such items as of the original filing date of such Report, this Form 10-K/A does not otherwise modify the disclosures in that report which were not affected by the restatement.

PART II
ITEMS 6, 7, 7A AND 8.
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
EXHIBIT INDEX
EX-23.2
EX-99.1
EX-99.2
EX-99.3
EX-99.4
EX-99.5

PART II

ITEMS 6, 7, 7A AND 8.

SELECTED FINANCIAL DATA, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SELECTED FINANCIAL DATA

         The following selected financial data should be read together with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected statement of operations data shown below for each of the years in the four-year period ended December 31, 2001 and the selected balance sheet data as of December 31, 2001, 2000, 1999 and 1998, are derived from eFunds’ audited consolidated financial statements.

         The selected statement of operations data shown on the following page for the year ended December 31, 1997 and the selected balance sheet data as of December 31, 1997 are derived from eFunds’ unaudited consolidated financial statements. In the opinion of eFunds’ management, all adjustments necessary for a fair presentation of these financial statements are included. Other than the adjustments relating to contract losses, restructuring charges and legal proceedings discussed in notes 5, 6 and 12, respectively, to the eFunds consolidated financial statements, the adjustments consist only of normal recurring items.

         On February 19, 1999, we acquired all of the outstanding shares of an electronic check conversion company. On April 13, 1999, we acquired the remaining 50% ownership interest in an Indian joint venture that we had previously created with HCL Corporation of India (HCL). In March 2000, we acquired an approximate 24% ownership interest in Access Cash International, L.L.C. (ACI) a provider of automated teller machine (ATM) services. In October 2001, we acquired the remaining 76% interest in ACI. Each of these acquired companies is included in our payment systems and services segment. Prior to its acquisition of a controlling interest, each of these companies was recorded in our financial statements under the equity method of accounting. The acquisitions have been accounted for under the purchase method of accounting and, as a result, our consolidated financial statements include the total results of these businesses subsequent to their acquisition dates. On June 30, 2000, we completed an initial public offering of 5.5 million shares.

	Years Ended December 31,

	2001	2000	1999	1998	1997

	As Restated	As Restated	(2)	(3)	(3)

(in thousands, except per share data)	(1) (2)	(1) (2)

Statement of Operations Data:

Net revenue	$537,159	$439,299	$322,367	$267,520	$229,065

Cost of revenue excluding loss contract and asset impairment charges (credits)	337,567	275,167	205,617	171,359	143,966

Loss contract and asset impairment charges (credits)	(2,500)	9,700	8,700	40,949	2,470

Total cost of revenue	335,067	284,867	214,317	212,308	146,436

Gross margin	202,092	154,432	108,050	55,212	82,629

Selling, general and administrative expense	151,271	146,056	109,138	81,823	71,940

Asset impairment charges	—	—	—	—	9,361

Total operating expenses	151,271	146,056	109,138	81,823	81,301

Income (loss) from operations	50,821	8,376	(1,088)	(26,611)	1,328

Other income (expense)

Legal proceedings	—	—	2,094	4,157	(40,050)

Equity in loss of investee	(1,097)	(500)	(1,114)	(1,759)	(665)

Interest expense	(670)	(3,897)	(2,595)	(1,024)	(825)

Interest and other income (expense)	1,938	2,803	63	2,077	(253)

Income (loss) before income taxes	50,992	6,782	(2,640)	(23,160)	(40,465)

Benefit (provision) for income taxes	(17,653)	(3,299)	(5,586)	8,569	6,397

Net income (loss)	$33,339	$3,483	$(8,226)	$(14,591)	$(34,068)

Net income (loss) per share — basic	$0.72	$0.08	$(0.21)	$(0.36)	$(0.85)

Net income (loss) per share — diluted	$0.70	$0.08	$(0.21)	$(0.36)	$(0.85)

Shares used in computing:

Net income (loss) per share — basic	45,985	42,788	40,000	40,000	40,000

Net income (loss) per share — diluted	47,445	42,867	40,000	40,000	40,000

	December 31,

	2001	2000	1999	1998	1997

	As Restated	As Restated
(in thousands)	(1)	(1)

Balance Sheet Data:

Cash and cash equivalents	$101,871	$78,731	$35,849	$16,055	$23,843

Working capital	117,776	70,899	25,607	1,869	39,686

Total assets	442,916	389,132	289,929	186,335	187,810

Long-term debt, excluding current portion	2,529	2,244	3,597	4,029	4,571

Total stockholders’ equity	334,315	286,165	199,105	89,803	87,690

(1)	See Note 15 to the consolidated financial statements.

(2)	Includes effects of the adoption of EITF Issue No. 01-14 as outlined in Note 15 to the consolidated financial statements.

(3)	Net revenue and Cost of revenue for the years ended December 31, 1998 and 1997 are not comparable to subsequent years presented as 1998 and 1997 do not include the effects of the adoption of EITF Issue No. 01-14 outlined in Note 15 to the consolidated financial statements. The Company’s historical financial information has been carved out from Deluxe’s consolidated financial statements. It is not practicable for the Company to extract the financial data necessary to comparably present the adoption of EITF Issue No. 01-14 to years subsequent to 1998. The effect of the adoption of EITF Issue No. 01-14 was an equal increase to Net revenue and Cost of revenue of $27.7 million, $22.7 million, and $20.0 million for the years 2001, 2000, and 1999, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT AND ACCOUNTING CHANGES – 2001 AND 2000 CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 15 to the consolidated financial statements included in this Form 10-K/A, the consolidated financial statements as of December 31, 2001 and 2000 and for the years ended December 31, 2001 and 2000 have been restated. The following management discussion and analysis gives effect to the restatement discussed in Note 15 and to the retroactive application of EITF Issue No. 01-14.

         You should read the following discussion together with “Selected Financial Data” and our consolidated financial statements and the notes to those financial statements included in this annual report. In addition to historical and pro forma information, this discussion contains forward-looking information that involves risks and uncertainties. Our actual future results could differ materially from those presently anticipated due to a variety of factors.

         OVERVIEW — Our Company was incorporated in Delaware in December 1984 and historically operated our transaction processing and government services businesses under the names Deluxe Electronic Payment Systems, Inc. and Deluxe Government Services. Prior to our initial public offering (the “IPO”) in June 2000, we were a wholly owned subsidiary of Deluxe Corporation, a Minnesota corporation (“Deluxe”). Deluxe is the largest check printer in the world. The shares of Deluxe are publicly traded on the New York Stock Exchange under the symbol “DLX.”

         In April 1999, we began the process of combining four of Deluxe’s other former operating units into an integrated electronic payments and risk management business. The operations combined were DebitBureau, Chex Systems, Inc., Deposit Payment Protection Services, Inc. and an electronic check conversion company that Deluxe acquired in February 1999. In September 1999, we changed the name of our Company to eFunds Corporation. In January 2000, we decided to combine Deluxe’s professional services business, eFunds IT Solutions Group, Inc. and eFunds International India Private Limited, with our electronic payments and risk management businesses. In June 2000, we sold 5,500,000 shares of our common stock to the public at a price of $13.00 per share. After the IPO, Deluxe continued to own about 87.9% of the outstanding shares of our common stock. In December 2000, Deluxe distributed all of the shares of our common stock owned by it to its shareholders through a tax-free spin-off (the “Spin-Off”) in which each of its shareholders received approximately .5514 of a share of our common stock for each Deluxe share owned by them. Following the Spin-Off, Deluxe ceased to own any shares of our common stock.

         In March 2000, we paid cash of $20.0 million for an approximate 24% interest in Access Cash International, L.L.C. (“ACI”), a limited liability company that provides automated teller machines (“ATM”) services. ACI was the second largest independent provider of ATM services in the United States. In September 2000, we entered into an ATM deployment and management agreement with ACI under which we received fees paid by customers utilizing ATMs deployed by us and interchange fees from their banks. ACI managed this network of ATMs in exchange for a management fee determined by reference to the number of ATMs under management. Effective October 1, 2001, we acquired (the “Acquisition”) the remaining approximately 76% of the equity interests in ACI for approximately $44.6 million, of which approximately $40.3 million was paid in cash on the closing date of the Acquisition. Payment of the $4.3 million balance of the purchase price is subject to the satisfaction of certain post-closing conditions. We entered into the ATM deployment and management agreement and ultimately acquired ACI as part of our strategy to increase our transaction processing revenues through the acquisition and control of ATM transactions at the point of origination. The terms of the ATM deployment and management agreement and our acquisition of ACI were determined by negotiation of the parties. At the time of the Acquisition, ACI managed a network of approximately 8,500 ATMs throughout the U.S. and Canada.

         ACI had been operating at a loss in periods prior to the Acquisition. A major objective of the Acquisition was to improve its financial performance in 2002 and beyond. We expect improvement in the ACI business to come from four major sources: (i) reduced operating costs through the integration of sales, marketing, operations and facilities, (ii) the elimination of processing fees for more than 6,000 of ACI’s ATMs that were being paid by ACI to third party processors by migrating the processing of all of ACI’s transactions to our data centers, (iii) the redeployment of under-performing or idle ATMs and (iv) higher branding revenues from existing and new branding customers. We currently expect that the Acquisition will be accretive in 2002.

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

         OVERVIEW OF CONSOLIDATED STATEMENTS OF OPERATIONS

         Net revenues — Our net revenues generally consist of transaction processing and service fees, decision support fees, software licensing, maintenance and support fees, government service fees, and information technology consulting and business process management services fees.

         Cost of Revenue — Cost of revenue consists primarily of salaries and benefits, depreciation and maintenance of equipment and facilities and amortization of software used to operate our data centers. Expenses are recognized when incurred, with the exception of installation costs. Installation costs are capitalized and recognized ratably over the life of the contract, which approximates the revenue recognition.

         Expenses — Selling, general and administration expenses consist of salaries and benefits, consulting fees, facilities and equipment costs, recruiting and training, travel expenses, corporate administrative charges, depreciation and amortization and all other corporate costs.

         Interest expense represents the cost of funds for working capital and other purposes and reflects Deluxe’s internal cost of funds to the extent Deluxe provided such funding. Interest expense also includes interest costs associated with capital leases and borrowings against our line of credit. Interest income primarily consists of interest earned on short-term investments such as commercial paper.

         Loss Contract and Other Charges — We experienced significant losses in our government service business beginning in 1997 and continuing into 2000. In 1997, we recorded a $40.0 million charge related to a judgment entered against us in an action brought by Mellon Bank in connection with a potential bid to provide electronic benefit transfer services to a state coalition. In 1998, $4.2 million of this reserve was reversed due to the denial of Mellon’s motion for prejudgment interest. In 1999, after we paid the judgment of $32.2 million to Mellon Bank, we reversed $2.1 million of the reserve through a credit to legal proceedings expense.

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

The significant charges (credits) recorded in 2001, 2000, and 1999 on a pretax basis are as follows:

	Years Ended December 31,

(dollars in thousands)	2001	2000	1999

Legal proceedings reversals	$—	$—	$(2,094)

Asset impairment charges	—	—	492

Loss contract charges (credits), net	(2,500)	9,700	8,208

Restructuring charges (reversals)	3,200	555	(2,399)

Total	$700	$10,255	$4,207

These charges (credits) are reflected in the statements of operations for 2001, 2000 and 1999 as follows:

	Years Ended December 31,

(dollars in thousands)	2001	2000	1999

Cost of sales	$(2,500)	$9,700	$8,700

Selling, general and administrative expenses	3,200	555	(2,399)

Other income (expense)	—	—	(2,094)

Total	$700	$10,255	$4,207

For more information about these charges (credits), refer to Notes 5, 6 and 12 to our consolidated financial statements.

Critical Accounting Policies and Estimates — Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, accrued contract losses, bad debts, income taxes and stock based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•	Software and data license fees for standard products are recognized when a license agreement has been signed, the license fee is fixed and determinable, collectibility of the license fee is probable, delivery has occurred and there are no uncertainties surrounding product acceptance. If a license contains customer acceptance criteria for which significant uncertainties exist, the revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Certain software products include multiple modules and the license fee charged to the customer is based on the modules licensed. If a customer contract requires that we deliver multiple elements, then upfront fees are recognized as revenue if vendor specific objective evidence of fair value exists for each of the undelivered elements. If vendor specific objective evidence of fair value does not exist, then the total fees of the arrangement are recognized over the term of the related agreement based upon delivery of all essential elements.

•	The Company also provides information technology consulting and business process management services. Recognition of revenue from providing such services is generally recognized under two methods, depending on contractual terms. Under the time and materials method, which is relevant to most of our professional services contracts, revenue is based on a fee per hour basis and is recognized as hours are completed. Under the fixed contract method, a pre-set fee is agreed upon for a project, and revenue is recognized proportionately to the percentage of completion of the project. If information technology consulting services involve significant customization of software that has been licensed from the Company, the license fee is also recognized proportionately to the percentage of completion of the project.

•	Software maintenance and support revenue is recognized ratably over the term of the contract, or as the services are provided.

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

Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments would include, but would not be limited to, the likelihood the Company would realize the benefits of net operating loss carry forwards, the adequacy of valuation allowances, the rates used to measure transactions with foreign subsidiaries and the development of valuation models used for measuring the value of certain transactions. Further, our operations are governed by and subject to government regulations in the United States and in foreign countries in which we operate, including laws and regulations relating to taxation. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. The Company recognizes tax liabilities at such time as they are judged to be probable of being incurred and they can be reasonably estimated. It is possible that either foreign or domestic taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur tax liabilities in excess of those currently recorded.

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

As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we continue to account for our employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation cost has been recognized for fixed stock options issued under our option programs. We disclosed pro forma net income (loss) and net income (loss) per share as if the fair value method of SFAS No. 123 had been used. Had we elected to utilize SFAS No. 123 to account for our stock-based compensation, our reported net income (loss) would have been $26.5 million, $0.6 million and $(10.6) million for the years ended December 31, 2001, 2000 and 1999, respectively. Our earnings (loss) per diluted share would have been $0.56, $0.01 and $(0.27) for the years ended December 31, 2001, 2000 and 1999, respectively. See Note 8 to our consolidated financial statements for a full discussion of our stock based compensation plans.

RECENT EVENTS

Acquisition of Hanco Systems — On January 31, 2002, we purchased substantially all of the U.S. ATM-related assets of Hanco Systems, Inc., an independent ATM deployment and management company (“Hanco”). We paid approximately $11.4 million in cash, plus an additional amount for outstanding accounts receivable of Hanco and the assumption of certain of its liabilities. Hanco managed a network of approximately 2,500 ATMs in 30 states. We are actively pursuing the acquisition of the ATM portfolios of other independent ATM deployment and management companies.

Transactions with STAR — In 2001, Concord EFS acquired the STAR debit network, formerly our largest transaction processing customer, and notified us that it intended to terminate STAR’s processing agreement with us and perform the processing for this network at its own data centers. As part of the transition of this activity, Concord EFS licensed our EFT software and contracted for the long-term maintenance thereof and for professional services to assist in the migration effort. The license to Concord EFS represented our largest software licensing transaction to date. The transition of the processing for the STAR network to Concord EFS is currently scheduled to be completed by the fourth quarter of 2002. Concord EFS will pay us fixed monthly fees for the transaction processing we will perform for the STAR network during the transition period and we expect to see the revenues from our relationship with STAR decline substantially from historical levels in future periods. Including software license and maintenance fees and fees for processing transactions for STAR, Concord EFS accounted for approximately $56.2 million of net revenues during the year ended December 31, 2001, or approximately 11% (before reimbursed expenses) of our total net revenues in that year. We do not expect that the fees we received from Concord EFS in 2001 will recur at comparable levels in future periods and we currently estimate that the total net revenues we will recognize from our relationship with Concord EFS in 2002 will approximate $25 million. Approximately 40% of this amount is expected to be recognized in the first quarter of 2002 and substantially all of the remaining balance is expected to occur ratably in the second and third quarters.

Acquisition of Access Cash International, L.L.C.- In March 2000, we paid cash of $20.0 million for an approximately 24% interest in Access Cash International L.L.C., a limited liability company that provides automated teller machine (ATM) management services. In September 2000, we entered into an ATM deployment and management agreement with ACI under which we received fees paid by customers utilizing ATMs deployed by us and interchange fees from their banks. ACI managed this network of ATMs in exchange for a management fee determined by reference to the number of ATMs deployed. We and ACI entered into an agreement, dated June 29, 2001 (Amendment Agreement), to amend the ATM deployment and management agreement whereby ACI agreed to assign its revenue from equipment sales and maintenance during the second quarter of 2001 to us in order to settle various disputes that had arisen regarding ACI’s performance under the ATM deployment and management agreement.

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

In February 2002, in response to questions raised by a former ACI employee regarding the accounting for the Amendment Agreement, we conducted a review of the Amendment Agreement and the Letter Agreement. Based on the review, we concluded that these two agreements are inter-dependent and in substance are one agreement that became effective in July 2001, and that the various elements of the two agreements cannot be economically separated so as to support accounting for each element independently. As a result, the payments among ACI, us and the owner of the remaining equity interests in ACI should have been accounted for as advances and repayments with the net amount being an increase or decrease to the purchase price for our acquisition of the remaining equity interests in ACI, rather than as revenues and expenses. Previously, we had recorded revenue of $2.1 million in the three months ended June 30, 2001, based on ACI’s assignment in the Amendment Agreement of its equipment sales in the second quarter of 2001 to us to settle disputes related to an existing ATM deployment and management agreement, and we had also previously recorded in the three months ended September 30, 2001, revenues of $2.4 million for payments received from ACI and $3.2 million in costs of revenue for payments made in accordance with the two agreements. In March 2002, we restated our consolidated financial statements included in our second and third quarter reports on Form 10-Q to account for the transactions resulting from these two agreements as discussed above and to record the appropriate related adjustments to the provision for income taxes and our equity in the earnings of ACI.

Webtel Investment — In December 2001, the Company entered into a subscription agreement to acquire a 15% interest in Webtel Pty. Ltd., an Australian corporation (Webtel). Pursuant to the subscription agreement, the Company invested $2.5 million (AUD) in Webtel in 2001 and has committed to invest an additional $1.5 million (AUD) in Webtel upon the satisfaction of certain conditions specified in such agreement.

SEC Inquiry — On March 8, 2002 we received a letter from a Staff Accountant at the Central Regional Office of the Securities and Exchange Commission (the “SEC”) stating that the SEC is conducting an inquiry of us and requesting our voluntary assistance in connection with the provision of certain documents relating to our 2001 financial results and certain transactions between us and ACI, among other things. The letter from the SEC states that the inquiry is non-public and that it should not be construed as an indication that the SEC believes any violation of law has occurred. We intend to cooperate fully with the SEC in resolving this matter. We may, however, be the subject of additional inquiries or become subject to a fine or other liabilities.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the relative composition of net revenues and selected statements of operations data as a percentage of net revenues:

	Years Ended December 31,

	2001	2000	1999

Net revenue

Payment systems and services	90.7%	88.7%	83.5%

Government services	9.3	11.3	16.5

Total net revenues	100.0	100.0	100.0

Cost of revenue

Payment systems and services	56.8	54.6	50.3

Government services

Cost of revenue excluding loss contract and asset impairment charges (credits)	6.1	8.0	13.5

Loss contract and asset impairment charges (credits)	(0.5)	2.2	2.7

Total cost of revenue	62.4	64.8	66.5

Gross margin	37.6	35.2	33.5

Selling, general and administrative expense	28.1	33.3	33.8

Income (loss) from operations	9.5	1.9	(0.3)

Other income (expense)

Legal proceedings	—	—	0.6

Equity in loss of investee	(0.2)	(0.1)	(0.3)

Interest expense	(0.1)	(0.9)	(0.8)

Interest and other income (expense)	0.3	0.6	(0.0)

Income (loss) before income taxes	9.5	1.5	(0.8)

Provision for income taxes	(3.3)	(0.7)	(1.7)

Net income (loss)	6.2%	0.8%	(2.5)%

         YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         NET REVENUE — Net revenue increased $97.9 million, or 22.3%, to $537.2 million in 2001 from $439.3 million in 2000.

         Payment systems and services — Net revenue increased $97.4 million, or 25.0%, to $487.1 million in 2001 from $389.7 million in 2000. A variety of factors contributed to the increase in revenue. Total revenue from ACI, including pre-acquisition revenue from the ATM deployment and management agreement, vault cash agreement and processing agreement in effect prior to our acquisition of ACI and from the ownership of ACI after our acquisition, increased by $49.7 million to $72.4 million in 2001 from approximately $22.7 million in 2000. This increase resulted from a full year of our relationship with ACI in 2001 compared with only four months of such relationship in 2000.

         Revenue derived from software licensing was $42.4 million in 2001, an increase of approximately $31 million from 2000. This increase resulted primarily from the licensing of our electronic funds transfer (EFT) software to Concord EFS and Visa USA. We do not expect that software transactions of this magnitude are likely to be repeated in the foreseeable future.

         Our call center in Mumbai, India completed its first full year of operations in 2001 and generated revenue of approximately $16.5 million. This call center commenced operations in mid-December 2000 and generated less than $0.5 million of revenue in 2000. Also contributing to the increase in this segment’s revenue in 2001 was the increased usage of our debit account opening products.

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

         Total sales to Deluxe were $47.6 million, $59.3 million and $9.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Although no longer related parties, we continue to maintain a business relationship with Deluxe. Sales to Deluxe for the year ended December 31, 2001 include fees related to services provided pursuant to a five-year software development and business process outsourcing agreement executed during 2000. If Deluxe fails to spend a minimum of $43 million for software development services under this agreement in any year, it will be obligated to make payments to us based on a schedule in the contract that is reflective of an estimate of our lost profits. For the year ended December 31, 2001, Deluxe’s spending attributable to this component of this agreement was $41.1 million, which did not meet the minimum-spending target and, accordingly, additional fees of $0.3 million were accrued. This agreement also calls for us to provide business process management services, including accounts receivable, accounts payable and other general accounting and data entry services to Deluxe. Deluxe’s annual minimum spending target for business process management services ranges from $8.1 million in 2000 to $4.2 million in 2004. Revenue from Deluxe for business process outsourcing services was $6.2 million for the year ended December 31, 2001. Although Deluxe has indicated to us that it expects to purchase software development services from us in 2002 at approximately the $43 million level contemplated by our outsourcing agreement with it, further efforts at expense reductions by Deluxe could cause the revenues we receive from Deluxe to continue to decline. The loss of Deluxe as a customer or a continuing material reduction in the amount of services it orders from us would materially adversely affect our future results of operations and financial condition. The provision of services by us under the software development and business process outsourcing agreement is non-exclusive, and Deluxe may contract with any third party for the provision of professional services.

         Government services — Net revenue increased $0.5 million, or 1.0%, to $50.1 million in 2001 from $49.6 million in 2000. The increase in revenue for 2001 compared to 2000 was primarily due to increased revenues from Medicaid eligibility verification services coupled with an increase in the number of cases processed. This increase was partially offset by the expiration of an electronic benefit-switching contract with Citibank in the third quarter of 2000. Although we continue to pursue EBT contracts where we can obtain them on a profitable basis, we expect to see a decline in the revenues of the government services segment in 2002 if our Medicaid eligibility verification contract with the state of New York expires. This contract provided us $11.9 million of revenue in 2001 and was originally scheduled to expire at the end of October 2001. New York has extended this agreement through October 2002. It is possible that we may receive further extensions, but we are unable to predict whether we in fact will receive any such extensions. No other EBT contracts are scheduled to expire until the fourth quarter of 2002 (at which time a contract that generated $1.8 million of revenue in 2001 is scheduled to expire), although all of our government services contracts are terminable by the contracting governmental entity at any time. We have recently been informed that we have been awarded the prime EBT contracts for the States of Alabama and Missouri. The contract with Alabama will commence in June 2002 and we believe the Missouri agreement will commence in January 2003. When fully operational, these relationships are expected to generate an aggregate of approximately $4.5 million in annual incremental revenues over the amounts we received from these states in 2001 by reason of our subcontract with Citibank.

         COST OF REVENUE — Cost of revenue increased $50.2 million, or 17.6%, to $335.1 million in 2001 from $284.9 million in 2000. As a percentage of net revenue, cost of revenue was 62.4% in 2001, compared to 64.8% in

2000. Excluding a net credit of $2.5 million and a net charge of $9.7 million to our reserve for future losses on certain government EBT contracts taken in 2001 and 2000, respectively, cost of revenue, as a percentage of net revenue was 62.8% and 62.6% in 2001 and 2000, respectively.

         Payment systems and services — Cost of revenue increased $65.0 million, or 27.1%, to $305.1 million in 2001 from $240.1 million in 2000. As a percentage of payment systems and services net revenue, cost of revenue increased to 62.6% in 2001 as compared to 61.6% in 2000. Total cost of revenue related to ACI from the ATM deployment and management agreement, vault cash agreement and processing agreement in effect prior to our October acquisition of ACI, and from our ownership of ACI after this acquisition, increased by approximately $45.2 million to $66.4 million in 2001 from approximately $21.2 million in 2000. This increase resulted from a full year of our relationship with ACI in 2001 compared with only 4 months of such relationship in 2000. Costs associated with the new call center in Mumbai, India of approximately $9.5 million also contributed to the increase in cost of revenue over last year. Telecommunication costs increased approximately $4.3 million due to the cost of improved data links with our Indian operations and our need to expand our infrastructure in certain areas as a result of our separation from Deluxe. Additionally, cost of revenue in the payment systems and services segment has increased as a result of costs associated with the introduction of newer products and services. Software license revenues of $42.4 million in 2001 did not contribute significantly to cost of revenue.

         Government services — Cost of revenue decreased $14.8 million, or 33.0%, to $30.0 million in 2001 from $44.8 million in 2000. As a percentage of government services net revenue, cost of revenue decreased to 59.9% in 2001 as compared to 90.4% in 2000. Excluding a net credit of $2.5 million and a net charge of $9.7 million to our reserve for future losses on certain government EBT contracts taken in 2001 and 2000, respectively, cost of revenue was $32.5 million in 2001 and $35.1 million in 2000. Excluding these items, cost of revenue as a percentage of net revenue was 64.9% in 2001 and 70.8% in 2000. The decrease in cost of revenue, exclusive of the credits and charges incurred in 2001 and 2000, of $2.6 million relates to a reduction in direct costs resulting from expiration of an electronic benefit switching contract in the third quarter of 2000, a decrease in rental expense associated with the expiration of a lease for certain equipment and a reduction in maintenance costs.

         GROSS MARGIN — Gross margin increased $47.7 million, or 30.9%, to $202.1 million during 2001 from $154.4 million in 2000. As a percentage of net revenue, gross margin increased to 37.6% during 2001 as compared to 35.2% in 2000. Excluding net loss contract credits of $2.5 million in 2001 and charges of $9.7 million recorded in 2000, gross margin as a percentage of net revenue was 37.2% in 2001 and 37.4% in 2000. Factors causing gross margin to increase in 2001 include an additional $31 million in software license revenue in 2001 as these revenues carry high gross margins and the new call center in Mumbai that also made a contribution to gross margin. Cost savings in the government services business also contributed to increased gross margins. These factors were offset somewhat by losses attributable to our relationship with ACI throughout the entire year of 2001, as opposed to only four months in 2000. In addition, the introduction of new products and services that have not yet generated sufficient revenue to contribute positively to gross margin and the underutilization of personnel allocated to our software development and business process outsourcing agreement with Deluxe also contributed to the decrease in gross margin.

         SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES — SG&A expenses increased $5.2 million, or 3.6%, to $151.3 million during 2001 from $146.1 million in 2000. In 2001 we incurred a $3.2 million charge related to the closure of our operations in Bothell, Washington. In 2000, we incurred charges of $6.1 million related to our separation from Deluxe. Excluding these charges, SG&A expenses increased $8.1 million, or 5.8%, to $148.1 million during 2001 from $140.0 million in 2000. The increase in SG&A expense over last year is primarily related to our growth. Depreciation and amortization expense included in SG&A increased $5.8 million in 2001 reflecting the high level of capital spending in 2000 and to a lesser degree, 2001. In addition, the acquisition of ACI in October 2001 contributed $2.1 million to SG&A expenses. Increased hosting costs associated with our DebitBureau database and costs to support the demands associated with becoming a public company offset reduced promotion and advertising expenses, costs savings in the government services business related to personnel costs and the absence of allocated costs from Deluxe. Excluding the $3.2 million incurred for the closure of the Bothell operations in 2001 and the $6.1 million incurred in 2000 for costs related to our separation from Deluxe, SG&A expense as a percentage of net revenue decreased to 27.6% in 2001 from 31.9% in 2000.

         OTHER INCOME (EXPENSE) — Other income (expense) was $0.2 million during 2001 compared to $(1.6) million for 2000, or a decrease in expense of $1.8 million. This decrease in other expense was the result of lower interest cost associated with our India line of credit that was fully repaid at March 31, 2001, lower interest costs associated with reductions in the principal amount of capital leases and lower interest costs associated with the absence of intercompany borrowings from Deluxe. Our intercompany balance with Deluxe was settled at the Spin-

Off. These savings were partially offset by costs associated with the disposal of certain computer equipment and the write-off of certain leasehold improvements when we moved our corporate headquarters in the fourth quarter of 2001. The equity in loss of investee represents our 24% share of losses incurred by ACI prior to our acquisition of the remaining 76% of this company in October 2001. The increase in our share of the loss in 2001 relates to increased inventory obsolescence and bad debt charges taken by ACI in 2001.

         PROVISION FOR INCOME TAXES — The provision for income taxes was $17.7 million in 2001 compared to $3.3 million in 2000 resulting in effective tax rates of 34.6% and 48.6%, respectively. The decrease in the effective tax rate in 2001 from 2000 was the result of partially recognizing the income tax benefit of certain federal net operating losses. The income tax benefit of these losses was not previously recognized. In addition, our Indian software development and business process management operations contributed to the decrease in our effective tax rate as they qualify for tax incentives associated with such businesses that operate within designated geographic locations. Such incentives generally provide us with exemptions from Indian tax on certain business income generated from these operations and phase out through March 2009. The effect of such tax incentives was to reduce income tax expense by approximately $5.8 million in 2001 and $1.8 million in 2000.

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         NET REVENUE — Net revenue increased $116.9 million, or 36.3%, to $439.3 million in 2000 from $322.4 million in 1999. On a full year pro forma basis assuming our April 1999 acquisition of the remaining 50% interest in our joint venture with HCL occurred on January 1, 1999, net revenue increased $112.6 million, or 34.5%, to $439.3 million in 2000 from $326.7 million in 1999.

         Payment systems and services — Net revenue increased $120.4 million, or 44.7%, to $389.7 million in 2000 from $269.3 million in 1999. Net revenue was not recorded for our joint venture with HCL in the first quarter of 1999 because the equity method of accounting was used prior to our acquisition of the remaining 50% interest in this entity in April 1999. On a pro forma basis taking into account this acquisition as if it had occurred on January 1, 1999, payment systems and services net revenue increased $116.1 million, or 42.4%, to $389.7 million in 2000 from $273.6 million in 1999.

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

         Our collection service offerings contributed significantly to our revenue growth by generating incremental revenue of $14 million over 1999. Increases in transaction processing and account inquiry verification volumes of 8% and 16.8%, respectively, in 2000 over 1999, also contributed to our increase in revenue, although the revenue increases related to increased transaction processing volumes were offset, to some extent, by lower fees for new customers and customers renewing their agreements. The increase in revenue related to account verification inquiry volumes was further enhanced by price increases. Total net revenue from Deluxe was $59.3 million, or 14.2% of our total net revenues in 2000 (before reimbursed expenses) and $9.8 million, or 3.2% of our total net revenues for 1999 before reimbursed expenses.

         Government services — Net revenues decreased $3.5 million, or 6.6%, to $49.6 million during 2000 from $53.1 million in 1999. The decrease was primarily due to the expiration of an electronic benefit transfer contract in the second quarter of 2000 partially offset by increased revenues from Medicaid eligibility verification services performed for the State of New York.

         COST OF REVENUE — Cost of revenue increased $70.6 million, or 32.9%, to $284.9 million in 2000 from $214.3 million in 1999. As a percentage of net revenue, cost of revenue was 64.8% in 2000, compared to 66.5% in 1999. Excluding net charges of $9.7 million and $8.7 million for loss contract and asset impairment charges in the government services business taken in 2000 and 1999, respectively, cost of revenue, as a percentage of net revenue was 62.6% and 63.8% in 2000 and 1999, respectively. On a full year pro forma basis assuming our April 1999 acquisition of the remaining 50% interest in our Indian joint venture with HCL occurred on January 1, 1999 and excluding loss contract and asset impairment charges, cost of revenue as a percentage of net revenue was 62.6% and 63.8% in 2000 and 1999, respectively.

         Payment systems and services — Cost of revenue increased $78.1 million, or 48.2%, to $240.1 million in 2000 from $162.0 million in 1999. As a percentage of payment systems and services net revenue, cost of revenue increased to 61.6% in 2000 as compared to 60.2% in 1999. On a full year pro forma basis assuming our April 1999 acquisition of the remaining 50% interest in our Indian joint venture with HCL occurred on January 1, 1999, cost of revenue increased $75.3 million, or 45.7%, to $240.1 million in 2000 from $164.8 million in 1999. On a pro forma basis, cost of revenue was 60.2% of payment systems and services net revenue in 1999.

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

         Government services — Cost of revenue decreased $7.5 million, or 14.3%, to $44.8 million in 2000 from $52.3 million in 1999. As a percentage of government services net revenue, cost of revenue decreased to 90.4% in 2000 as compared to 98.5% in 1999. Excluding $9.7 million and $8.7 million of net loss contract charges recorded in 2000 and 1999, respectively, cost of revenue as a percentage of net revenue was 70.8% and 82.1% for 2000 and 1999, respectively. The reduction in cost of revenue on a percentage basis for the year ended December 31, 2000 (exclusive of the $9.7 million charge) is a reflection of programs implemented to serve our customers more efficiently and reduce our costs as well as reduced costs associated with the expiration of an EBT contract.

         GROSS MARGIN — Gross margin increased $46.3 million, or 42.8%, to $154.4 million during 2000 from $108.1 million in 1999. As a percentage of net revenue, gross margin increased to 35.2% during 2000 as compared to 33.5% in 1999. Excluding net loss contract and other charges of $9.7 million and $8.7 million recorded in 2000 and 1999, respectively, gross margin as a percentage of net revenue was 37.4% in 2000 and 36.2% in 1999. Excluding the net loss contract charges, gross margin, as a percentage of net revenue was 36.2% for 1999 on a pro forma basis taking into account our April 1999 acquisition of the remaining 50% interest in our Indian joint venture.

         SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES — SG&A expenses increased $37.0 million, or 33.9%, to $146.1 million during 2000 from $109.1 million in 1999. We incurred $6.1 million in 2000 for one-time transition costs related to the separation of the Company from Deluxe. These transition and severance costs contributed to the increase in SG&A expense compared to 1999. We do not expect to incur further costs and expenses associated with the separation from Deluxe in future periods. The increase in SG&A in 2000 over 1999 was also related to the acquisition of the remaining 50% interest in our joint venture with HCL in April 1999. No SG&A expenses were recorded for this entity in the first quarter of 1999 because the equity method of accounting was used prior to this acquisition. Other factors contributing to the increase were additional promotional advertising geared toward creating brand awareness of the eFunds name, infrastructure investments needed to support higher levels of business in the payment systems and services area both in the United States and India related to our new software development and outsourcing agreement with Deluxe and increased goodwill amortization due to the acquisition of an electronic check conversion company in February 1999. Also, in the first quarter of 1999, $2.4 million of restructuring accruals from prior periods were reversed, reducing SG&A expenses for that year.

         As a percentage of net revenue, SG&A expenses decreased to 33.3% during 2000 compared to 33.8% in 1999. Assuming our April 1999 acquisition of the remaining 50% interest in our Indian joint venture occurred on January 1, 1999 and excluding the $6.1 million incurred in 2000 for costs related to the spin-off and $2.9 million of one-time costs related to the acquisition incurred in 1999, SG&A expense as a percentage of net revenue decreased to 31.9% in 2000 from 32.9% in 1999.

         OTHER INCOME (EXPENSE) — Other income (expense) was $(1.6) million during 2000 compared to $(1.6) million for 1999. Other income (expense) in 2000 includes the interest earned on the proceeds of our IPO offset by interest expense related to our inter-company balance payable to Deluxe, interest on our India line of credit, equity losses of $0.5 million from our 24% investment in ACI and $1.0 million of goodwill amortization related to that investment. In 1999, other income (expense) included interest income earned from our intercompany balance receivable from Deluxe and reversals of $2.1 million of reserves for legal accruals offset by losses recorded under the equity method of accounting for our Indian joint venture and interest on our India line of credit. Prior to our acquisition of the remaining ownership interest in our operations in India in April 1999, we recorded our 50% share of the joint venture’s losses in interest and other expense. For the majority of 2000, net intercompany balances were in a payable position to Deluxe.

         PROVISION FOR INCOME TAXES — The provision for income taxes was $3.3 million in 2000 compared to $5.6 million in 1999 resulting in effective tax rates of 49% and (212)%, respectively. The decrease in the tax provision for 2000 was due to lower taxes on foreign earnings partially offset by non-deductible goodwill amortization. Our Indian software development and business process management operations qualify for tax incentives associated with such businesses that operate within designated geographic locations. Such incentives generally provide us with exemptions from Indian tax on certain business income generated from these operations and phase out through March 2009. The effect of such tax incentives in 2000 was to reduce income tax expense by approximately $1.8 million.

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

         Prior to our acquisition of ACI, we had also committed to guarantee up to $3.0 million (CAD) of equipment lease payments for ACI’s Canadian customers and through December 31, 2001, we had guaranteed lease payments amounting to $1.3 million (USD) or $2.1 million (CAD). Through December 31, 2001, we have been required to make payments of $59,000 pursuant to these guarantees.

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

         Our India operations previously had a $10.0 million credit facility, denominated in Indian rupees, available at the lender’s prime interest rate. Borrowings under this facility were due on demand and were guaranteed by us. In March 2001, we repaid the outstanding balance of this facility and $8.5 million of a $10.0 million time deposit account maintained by us to support our guaranty of the facility was returned to us. We subsequently requested that the amount available for borrowing under the facility be reduced to $1.5 million. We now use the facility primarily for the purpose of securing letters of credit issued in the ordinary course of business. This facility matures on September 30, 2002. The average amount drawn on this credit facility during the first quarter of 2001 was $5.3 million at a weighted average interest rate of 15.5%. We did not borrow against this credit facility during the remainder of 2001. As of December 31, 2000, $5.3 million was outstanding at an interest rate of 15.4%. The average amount drawn on this line during 2000 was $4.5 million at a weighted average interest rate of 15.4%. The average amount drawn down on this line during 1999 was $2.7 million at a weighted average interest rate of 15.8%.

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

         The following table sets forth our contractual cash obligations in total and for each of the next five years and thereafter as of December 31, 2001:

	Payments Due by Period

(dollars in thousands)	Total	2002	2003	2004	2005	2006	Thereafter

Capital lease and debt obligations	$5,310	$2,781	$1,417	$1,106	$6	$—	$—

Outsourcing and maintenance obligations	58,870	14,793	13,429	12,743	12,423	5,482	—

Operating leases	64,083	14,453	11,354	9,257	5,580	4,929	18,510

Total contractual cash obligation	$128,263	$32,027	$26,200	$23,106	$18,009	$10,411	$18,510

         The following table sets forth our future commercial commitments as of December 31, 2001:

	Commitment Expiration by Period

(dollars in thousands)	Total	2002	2003	2004	2005	2006	Thereafter

Letters of credit and other	$2,357	$2,042	$—	$315	$—	$—	$—

Guarantees	1,320	383	360	311	204	62	—

Performance bonds	7,829	6,489	215	125	—	1,000	—

Total commitments	$11,506	$8,914	$575	$751	$204	$1,062	$—

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

         The following table sets forth a summary of our cash flow activity and should be read in conjunction with our consolidated statements of cash flows:

	Summary of Cash Flows
	Years Ended December 31,

(dollars in thousands)	2001	2000

Cash provided by operating activities	$85,022	$43,769

Cash used in investing activities	(72,555)	(61,219)

Cash provided by financing activities	10,673	64,459

Adjustment for lag in financial reporting	—	(4,127)

Net increase in cash and cash equivalents	$23,140	$42,882

         Cash flows from operating activities were approximately $85.0 million and $43.8 million for the years ended December 31, 2001 and 2000, respectively. The increase in operating cash flow results primarily from the increase in our net income of $29.9 million, the lapse of restrictions on our cash because the acquisition of ACI enabled us to reclassify approximately $27.7 million of cash from restricted to unrestricted cash as well as an increase in non-cash expenses. Offsetting these items to some degree was an increase in accounts receivable of $15.4 million and a decrease in accounts payable of $16.3 million. The increase in accounts receivable is reflective of our revenue growth and a change in the way we process our billings to and from Deluxe. Prior to the Spin-Off, all billing activity with Deluxe was settled through a single intercompany account. Subsequent to the Spin-Off, we send Deluxe invoices which are recorded as receivables. Excluding the effect of our change in billing methods with Deluxe, days sales in accounts receivable was 45 days at December 31, 2001 compared to 43 days at December 31, 2000. The decrease in accounts payable resulted from a temporary suspension of payments at December 31, 2000 as we separated our payables systems from those of Deluxe. This suspension was not repeated in 2001.

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

         On January 31, 2002, we purchased substantially all of the U.S. ATM-related assets of Hanco Systems, Inc., an independent ATM deployment and management company (“Hanco”). We paid approximately $11.4 million in cash, plus an additional amount for outstanding accounts receivable of Hanco and the assumption of certain of its liabilities. Hanco managed a network of approximately 2,500 ATMs in 30 states.

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, we adopted Statement of Financial Accounting Standards “SFAS” No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which provides guidance on accounting for derivatives and hedging transactions. The effect of this pronouncement did not have a material impact on our reported operating results or financial position.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, which established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. We implemented SFAS No. 141 in connection with our October 2001 acquisition of the remaining outstanding equity interest in ACI. The implementation did not have a material impact on our consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, that became effective for us on January 1, 2002. SFAS No. 142 requires, among other things, the cessation of the amortization of goodwill. The Company adopted SFAS No. 142 in connection with its acquisition of ACI on October 1, 2001. The standard also includes provisions for the reassessment of the useful lives of existing recognized intangibles, a new method of measuring reported goodwill for impairment and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires us to complete a transitional goodwill impairment test on or before June 30, 2002. We are assessing the total impact the foregoing requirements will have on our consolidated balance sheet and statement of operations. Goodwill amortization for the years ended December 31, 2001, 2000 and 1999 amounted to $3.9 million, $4.0 million and $3.0 million, respectively.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and certain provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective for us in 2002 and are to be applied prospectively. We do not believe the adoption of SFAS No. 144 will have a material impact on our consolidated financial position or results of operations.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of:
eFunds Corporation
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of eFunds Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of iDLX Holdings NV (a consolidated subsidiary), which statements reflect total assets constituting 9% of consolidated total assets at December 31, 2001 and revenue and net income constituting 4% and 38% respectively, of consolidated total revenue and net income for the year ended December 31, 2001. Those statements were audited by other auditors who have ceased operations. The report of those other auditors has been furnished to us and our opinion, insofar as it relates to the amounts included for iDLX Holdings NV, is based solely on the report of such other auditors.

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

As discussed in Note 15, the accompanying 2001 and 2000 financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
February 25, 2002 (March 8, 2002 as to the second paragraph of Note 12;
November  27, 2002 as to the effects of the restatement discussed in Note 15)

EFUNDS CORPORATION
CONSOLIDATED BALANCE SHEETS
(As Restated, See Note 15)

	December 31

(dollars in thousands)	2001	2000

Current Assets:

Cash and cash equivalents	$101,871	$78,731

Deposits subject to compensating balance arrangement	2,448	10,000

Restricted custodial cash	1,124	3,787

Accounts receivable – net	78,488	57,825

Deferred income taxes	13,492	13,614

Prepaid expenses and other current assets	14,364	7,111

Total current assets	211,787	171,068

Property and equipment — net	75,638	77,355

Long-term investments	2,747	18,500

Restricted cash	—	27,734

Intangibles:

Goodwill — net	87,151	43,019

Software — net	35,652	33,150

Other intangible assets — net	24,780	15,004

Total intangibles — net	147,583	91,173

Other non-current assets	5,161	3,302

Total non-current assets	231,129	218,064

Total assets	$442,916	$389,132

Current Liabilities:

Accounts payable	$25,511	$29,163

Accrued liabilities:

Accrued compensation and employee benefits	17,127	18,703

Accrued contract losses	14,777	22,247

Accrued income taxes	6,502	4,928

Deferred revenue	14,377	3,545

Other	12,936	14,180

Borrowings on line of credit	—	5,303

Long-term debt due within one year	2,781	2,100

Total current liabilities	94,011	100,169

Long-term debt	2,529	2,244

Deferred income taxes	7,313	504

Other long-term liabilities	4,748	50

Commitments and contingencies (Notes 2, 10, 12 and 13)

Stockholders’ equity:

Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock $.01 par value (authorized: 250,000,000 shares; issued and outstanding: 46,379,841 and 45,500,000 shares at December 31, 2001 and 2000, respectively)	464	455

Additional paid-in capital	407,210	391,699

Accumulated deficit	(71,049)	(104,388)

Accumulated other comprehensive loss	(2,310)	(1,601)

Stockholders’ equity	334,315	286,165

Total liabilities and stockholders’ equity	$442,916	$389,132

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999
	(As Restated,	(As Restated,
(dollars and shares in thousands, except per share amounts)	see Note 15)	see Note 15)

Net Revenue	$537,159	$439,299	$322,367

Cost of revenue, excluding loss contract and asset impairment charges (credits)	337,567	275,167	205,617

Loss contract and asset impairment charges (credits)	(2,500)	9,700	8,700

Total cost of revenue	335,067	284,867	214,317

Gross Margin	202,092	154,432	108,050

Selling, general and administrative expense	151,271	146,056	109,138

Income (loss) from operations	50,821	8,376	(1,088)

Other Income (Expense)

Legal proceedings	—	—	2,094

Equity in loss of investee	(1,097)	(500)	(1,114)

Interest expense	(670)	(3,897)	(2,595)

Interest and other income	1,938	2,803	63

Income (loss) before income taxes	50,992	6,782	(2,640)

Provision for income taxes	(17,653)	(3,299)	(5,586)

Net income (loss)	$33,339	$3,483	$(8,226)

Weighted average shares outstanding	45,985	42,788	40,000

Weighted average shares and potential dilutive shares outstanding	47,445	42,867	40,000

Net income (loss) per share – basic	$0.72	$0.08	$(0.21)

Net income (loss) per share – diluted	$0.70	$0.08	$(0.21)

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,

	2001	2000	1999
	(As Restated, see	(As Restated, see
(dollars in thousands)	Note 15)	Note 15)

Net income (loss)	$33,339	$3,483	$(8,226)

Other comprehensive loss:

Foreign currency translation adjustments	(709)	(1,054)	(419)

Comprehensive income (loss)	$32,630	$2,429	$(8,645)

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained	Accumulated
	Common Stock		Additional	earnings	other	Total
			paid-in	(accumulated	comprehensive	stockholders'
(dollars and shares in thousands)	Shares	Amount	capital	deficit)	loss	equity

Balance, December 31, 1998	40,000	$400	$14,564	$74,967	$(128)	$89,803

Net loss	—	—	—	(8,226)	—	(8,226)

Contributions by Deluxe, net	—	—	277,634	—	—	277,634

Dividends paid to Deluxe	—	—	—	(159,687)	—	(159,687)

Translation adjustment	—	—	—	—	(419)	(419)

Balance, December 31, 1999	40,000	400	292,198	(92,946)	(547)	199,105

Net income (as restated-see Note 15)	—	—	—	3,483	—	3,483

Adjustment for lag in financial reporting (see Note 2)	—	—	—	(1,125)	—	(1,125)

Offering proceeds, net	5,500	55	64,404	—	—	64,459

Contributions by Deluxe, net	—	—	35,097	—	—	35,097

Dividends paid to Deluxe	—	—	—	(13,800)	—	(13,800)

Translation adjustment	—	—	—	—	(1,054)	(1,054)

Balance, December 31, 2000 (as restated-see Note 15)	45,500	455	391,699	(104,388)	(1,601)	286,165

Net income (as restated-see Note 15)	—	—	—	33,339	—	33,339

Proceeds from exercise of stock options	732	8	9,827	—	—	9,835

Restricted stock units	32	—	333	—	—	333

Proceeds from employee stock purchase plan	116	1	1,190	—	—	1,191

Tax benefits attributable to stock options exercised (as restated- see Note 15)	—	—	4,161	—	—	4,161

Translation adjustment	—	—	—	—	(709)	(709)

Balance, December 31, 2001 (as restated – see Note 15)	46,380	$464	$407,210	$(71,049)	$(2,310)	$334,315

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000
	(As Restated,	(As Restated,
(dollars in thousands)	See Note 15)	See Note 15)	1999

Cash Flows from Operating Activities:

Net income (loss) Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:	$33,339	$3,483	$(8,226)

Depreciation	18,140	13,935	12,519

Amortization	21,812	17,134	9,982

Asset impairment charges	—	—	492

Loss on sales of property and equipment	1,753	172	4,973

Deferred income taxes	10,647	(1,009)	8,927

Equity in loss of investee	1,097	500	1,114

Changes in assets and liabilities, net of effects from acquisitions:

Restricted cash	29,449	847	(27,902)

Accounts receivable	(15,380)	(4,542)	393

Accounts payable	(16,257)	8,654	7,963

Income taxes receivable/payable	1,969	13,414	(4,310)

Reserve for legal proceedings	—	—	(34,200)

Accrued contract losses	(7,470)	1,344	5,902

Other assets and liabilities	5,923	(10,163)	10,223

Net cash provided by (used in) operating activities	85,022	43,769	(12,150)

Cash Flows from Investing Activities:

Capital expenditures	(30,902)	(41,893)	(38,225)

Payments for acquisitions and investments, net of cash acquired	(40,620)	(20,000)	(35,667)

Proceeds from sales of property and equipment	415	407	1,229

Other	(1,448)	267	(546)

Net cash used in investing activities	(72,555)	(61,219)	(73,209)

Cash Flows from Financing Activities:

Net borrowings (payments) on line of credit	(5,303)	1,831	3,054

Proceeds from exercise of stock options and employee stock purchase plan	11,026	—	—

Payments on long-term debt	(3,550)	(2,107)	(6,665)

Release of (investment to establish) loan guarantee collateral	8,500	(10,000)	—

Proceeds from initial public offering (net of offering costs of $7.0 million)	—	64,459	—

Capital contributions by Deluxe	—	23,905	268,440

Dividends paid to Deluxe	—	(13,800)	(159,687)

Other	—	171	11

Net cash provided by financing activities	10,673	64,459	105,153

Adjustment for lag in financial reporting (see Note 2)	—	(4,127)	—

Net increase in cash and cash equivalents	23,140	42,882	19,794

Cash and cash equivalents at beginning of period	78,731	35,849	16,055

Cash and cash equivalents at end of period	$101,871	$78,731	$35,849

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 1: SPIN-OFF AND BASIS OF PRESENTATION: The Company was incorporated in Delaware in December 1984 and changed its name from Deluxe Electronic Payment Systems, Inc. to eFunds Corporation in September 1999. The Company was formerly a wholly-owned subsidiary of Deluxe Corporation (Deluxe). In January 2000, Deluxe announced that its board of directors had approved a plan to combine its electronic payments, risk management, professional services and government services businesses under the Company and to undertake a series of transactions designed to establish the Company as an independent, publicly traded company. As part of this process, Deluxe contributed the ownership of various subsidiaries and certain assets and liabilities of certain business operations (the Transferred Businesses) to the Company on March 31, 2000.

The Company issued 5.5 million shares of common stock to the public in June 2000 (the IPO). Proceeds from the offering, based on the offering price of $13.00 per share, totaled $71.5 million ($64.5 million, net of offering expenses). Subsequent to the IPO, Deluxe continued to own 40 million shares of the Company’s common stock, representing 87.9% of the Company’s total outstanding common shares.

In October 2000, Deluxe announced that it planned to distribute all of the shares of the Company’s common stock owned by it to its shareholders through a Spin-Off transaction (the Spin-Off). In November 2000, Deluxe declared a dividend of the 40 million common shares of the Company held by it. This dividend was distributed on December 29, 2000, in the amount of approximately 0.5514 of an eFunds share for each outstanding Deluxe share. Deluxe received a ruling from the Internal Revenue Service that this distribution qualified as tax-free to Deluxe and its shareholders for U.S. federal income tax purposes, except to the extent that cash was received in lieu of fractional shares.

In connection with the IPO and the Spin-Off, the Company and Deluxe entered into various agreements that addressed the allocation of assets and liabilities between them and that defined their relationship after the separation. The agreements related to matters such as consummation of the IPO and the distribution of the Company’s stock, registration rights for Deluxe, intercompany loans, information technology consulting, business process management services, indemnification, data sharing, real estate matters, tax sharing and transition services. For transition services, the Company and Deluxe compensated each other for providing services. The transition period varied depending on the agreement, but most transition services terminated following the Spin-Off.

Deluxe has agreed to indemnify the Company for certain future losses arising from identified loss contracts of the Company’s government services business. The Company plans to record any amounts received from Deluxe under the indemnification agreement as a reduction of expense if any additional contract losses are recognized. Under the indemnification agreement, the Company is required to calculate increases or decreases to the loss contract reserve in a manner consistent with Deluxe’s historical practices, which may differ from the Company’s calculation of estimated future losses for financial statement purposes. Deluxe will also indemnify the Company against any liabilities, losses or expenses arising from the litigation or claims asserted against the Company in connection with the operation of the government services business prior to the completion of the IPO. Deluxe’s total indemnification obligations to the Company with respect to the government services business are limited to $14.6 million. No such indemnification obligations have been incurred through December 31, 2001.

All transactions between the entities included in the consolidated financial statements have been eliminated. Because the Transferred Businesses and the Company were under the common control of Deluxe prior to the Spin-Off, the accompanying consolidated financial statements have been retroactively restated to reflect the Company’s consolidated results of operations and cash flows for the year ended December 31, 1999, as if Deluxe’s March 31, 2000 contribution of the Transferred Businesses to the Company had occurred on January 1, 1999 and the Company had been operating as a stand-alone business throughout the periods presented on an “as-if-pooled” basis.

The historical financial information included in the consolidated financial statements for the periods prior to the Spin-Off may not be reflective of what the results of operations, financial condition and cash flows would have been had the Company actually been a separate, stand-alone entity during the periods presented. As a result, the historical financial information may not necessarily be indicative of what the Company’s results of operations, financial condition and cash flows will be in the future.

For periods prior to the Spin-Off, the consolidated statements of operations include allocated portions of Deluxe’s expenses relating to the Transferred Businesses. Allocations of common expenses were calculated based on a percentage of Company revenue to total Deluxe revenue, number of employees, square footage and transaction processing costs and included costs for various support functions such as human resources, information services and finance. These common costs to the Company and Deluxe were allocated because specific identification of the actual costs incurred was not practicable. In addition, historically, Deluxe has purchased certain assets or paid certain liabilities that were attributable to the Company. These items were specifically identified within the Deluxe consolidated financial statements and have been recorded in the Company’s consolidated financial statements.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES: Consolidation — All significant intercompany accounts, transactions and profits have been eliminated. For purposes of consolidating certain international operations that are primarily based in India, the Company used financial statements with a November 30 fiscal period end through December 31, 1999.

Effective January 1, 2000, the Company’s Indian operations, which had previously reported their results of operations and financial position on a one-month lag, changed their reporting dates to coincide with the rest of the Company’s subsidiaries. This change, which was made in conjunction with the implementation of the Company’s central accounting and financial reporting system, reflects the financial results of that segment on a more timely basis and improves operating and planning efficiencies. The results of operations for the Company’s Indian operations for the month of December 1999 were excluded from the Company’s consolidated statements of operations and were reflected as an adjustment to accumulated deficit during the first quarter of 2000. These operations generated a net loss of $1.1 million and consumed $4.1 million of cash in the month of December 1999.

Cash and cash equivalents — The Company considers all cash on hand, money market funds, outstanding transfers of cash for authorized settlement of automated teller machines (ATMs) with financial institutions, cash in ATMs, and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash in ATMs at December 31, 2001 was $21.1 million. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value.

Statements of Cash Flows — Cash paid for income taxes amounted to $7.0 million for the year ended December 31, 2001. Cash paid for interest amounted to $0.7 million, $3.0 million and $1.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Non-cash investing and financing activity in 2000 consisted primarily of the acquisition of real property and a data center from Deluxe for $10 million. The purchase price was included in the amount contributed to the Company’s capital at March 31, 2000. For all periods presented, non-cash investing and financing activities consist of the acquisition of assets from or through Deluxe or the settlement of liabilities on the Company’s behalf by Deluxe in the ordinary course of business that had not been repaid by the Company at the time Deluxe contributed intercompany balances to the Company’s capital at each of March 31, 2000 and December 31, 1999.

Restricted cash — In connection with the Company’s electronic payment business, the Company also has cash belonging to customers that temporarily resides in custodial accounts maintained by the Company. The Company records these amounts as current restricted custodial cash with a corresponding liability within other accrued liabilities in the consolidated balance sheets. Restricted cash at December 31, 2000 also includes amounts, which the Company supplied to Access Cash International L.L.C. for use in its ATM business.

Accounts receivable — Accounts receivable are stated net of allowances for uncollectible accounts of $4.8 million and $5.3 million at December 31, 2001 and 2000, respectively. The Company records allowances for uncollectible accounts when it is probable that the accounts receivable balance will not be collected. When estimating the allowances for uncollectible accounts, the Company takes into consideration such factors as its day-to-day knowledge of specific customers, the industry and size of the customers, the overall composition of its accounts receivable aging, prior history of accounts receivable write-offs and prior history of allowances in proportion to the overall receivable balance. Increases in the allowances for uncollectible accounts are recorded as bad debt expense and are reflected in selling, general and administrative expense in the Company’s consolidated statements of operations. Bad debt expense was $1.8 million in 2001, $3.3 million in 2000 and $2.9 million in 1999. When a specific account receivable is determined to be uncollectible, the Company reduces both its accounts receivable and allowances for uncollectible accounts accordingly. As of December 31, 2001 Visa U.S.A., Inc. accounted for 15.0% of the Company’s total receivables.

Property and equipment — Property and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are capitalized and stated at historical cost. Buildings with 40-year lives and computer and other equipment with lives of three to eight years are generally depreciated using accelerated methods. Leasehold and building improvements are depreciated on a straight-line basis over the estimated useful life of the property or the life of the lease, whichever is shorter.

At December 31, property and equipment consisted of the following:

	December 31,

(dollars in thousands)	2001	2000

Land and improvements	$6,961	$6,961

Buildings and improvements	48,445	45,917

Machinery and equipment	38,530	29,957

Computer equipment	73,536	70,049

Total property and equipment	167,472	152,884

Accumulated depreciation	(91,834)	(75,529)

Property and equipment — net	$75,638	$77,355

Long-term investments — At December 31, long-term investments consisted of the following:

	December 31,

(dollars in thousands)	2001	2000

Investment in Access Cash International, L.L.C.	$—	$18,500

Investment in Webtel Pty. Ltd.	1,312	—

Cash surrender value of insurance contracts	1,119	—

Certificate of deposit bearing interest at 7% maturing June 2004	316	—

	$2,747	$18,500

The Company acquired a 24% equity interest in Access Cash International, L.L.C. (ACI) in March 2000. The investment was accounted for under the equity method. In October 2001, the Company acquired the remaining equity interests in ACI and the balance of the investment was included in the purchase price allocation. See Note 4. In December 2001, the Company entered into a subscription agreement to acquire a 15% interest in Webtel Pty. Ltd., an Australian corporation (Webtel). Pursuant to the subscription agreement, the Company invested $2.5 million (AUD) in Webtel in 2001 and has committed to invest an additional $1.5 million (AUD) in Webtel upon the satisfaction of certain conditions specified in such agreement. The certificate of deposit secures a guarantee issued by an Indian bank with respect to the Company’s performance under a customer contract.

Intangibles — Intangibles are presented in the consolidated balance sheets net of accumulated amortization. Goodwill is amortized on a straight-line basis over periods of 10 to 30 years. Customer contract costs are amortized on a straight-line basis over a period of time approximating the estimated useful life of the related contracts. Software and other intangible assets are amortized on a straight-line basis over periods ranging from one to five years. Other intangibles consist primarily of software held for licensing and resale. The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the estimated lives of its identifiable intangible assets and goodwill.

         Total intangibles were as follows:

	December 31,

(dollars in thousands)	2001	2000

Goodwill (see Note 4)	$109,690	$61,413

Software	65,079	52,606

Customer contracts acquired	11,693	—

Other intangible assets	71,768	80,530

Total	258,230	194,549

Less accumulated amortization	(110,647)	(103,376)

Intangibles – net	$147,583	$91,173

Impairment of long-lived assets and intangibles — When circumstances indicate that a long-lived asset that is not held for sale may be impaired, the Company evaluates the recoverability of the asset by measuring its carrying amount against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. In evaluating whether there is any impairment of a long-lived asset associated with a long-term service contract, the amount of any loss contract accrual is excluded from the undiscounted future cash flows associated with the long-lived asset when determining whether the asset is impaired.

The Company evaluates the recoverability of property and equipment and identifiable intangibles held for disposal by comparing the asset’s carrying amount with its fair value less costs to sell. If a large segment or separable group of assets that were acquired in a business purchase combination were held for disposal, all of the unamortized goodwill associated with those assets would be included in the carrying amount of the assets for purposes of this evaluation. Should the fair value less costs to sell be less than the carrying value of the long-lived asset(s), an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset(s) exceeds the fair value of the asset(s) less costs to sell. The unamortized goodwill associated with those assets would be eliminated before recording any reduction in the carrying value of the asset(s).

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

Income taxes — In most cases, the Company’s domestic businesses were included in Deluxe’s consolidated tax return through December 29, 2000. Pursuant to a tax sharing agreement, tax payments are made to and tax benefits are reimbursed by Deluxe for tax periods prior to the Spin-Off. The consolidated financial statements include income tax benefits (provisions) and liabilities calculated as if separate tax returns were prepared for the periods covered. Deferred income taxes result from temporary differences between the financial reporting bases of assets and liabilities and their respective tax reporting bases. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $16.4 million at December 31, 2001. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and applicable withholding taxes payable to the foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with such a hypothetical calculation.

Translation adjustment — The financial position and results of operations of the Company’s international subsidiaries are measured using local currencies as the functional currencies. Assets and liabilities of these operations are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheets. Gains and losses that result from foreign currency transactions are included in earnings.

Revenue recognition — Revenue is recorded net of any applicable discounts. Transaction processing and service fees are recognized in the period that the service is performed. These services consist of processing customers’ electronic debit transactions through electronic funds transfer networks and settling the funds with the financial institutions involved in the transactions. Additionally, these services include monitoring ATMs and point-of-sale devices to alert the Company’s customers when potential problems occur. Processing fees are generally charged on a per transaction basis, depending on the contractual arrangement with the customer. The Company also receives fees paid by consumers utilizing certain ATMs owned or managed by the Company and interchange fees paid by their banks.

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

Software and data license fees for standard products are recognized when a license agreement has been signed, the license fee is fixed and determinable, collectibility of the license fee is probable, delivery has occurred and there are no uncertainties surrounding product acceptance. If a software or data license contains customer acceptance criteria for which significant uncertainties exist, the software revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Certain software products include multiple modules and the license fee charged to the customer is based on the modules licensed. If a customer contract requires the Company to deliver multiple elements, then upfront fees are recognized as revenue if vendor specific objective evidence of fair value exists for each of the undelivered elements. If vendor specific objective evidence of fair value does not exist, then the total fees of the arrangement are recognized over the term of the related agreement based upon delivery of all essential elements.

The Company also provides information technology consulting and business process management services. Revenue from providing such services is generally recognized under one of two methods, depending on contractual terms. Under the time and materials method, revenue is based on a fee per hour basis and is recognized as hours are completed. Under the fixed contract method, a pre-set fee is agreed upon for a project, and revenue is recognized proportionately to the percentage of completion of the project. If information technology consulting services involve significant customization of software that has been licensed from the Company, the license fee is also recognized proportionately to the percentage of completion of the project.

Software maintenance and support revenue is recognized ratably over the term of the contract, or as the services are provided.

Software license fees amounted to $42.4 million and $11.5 million in the years ended December 31, 2001 and 2000, respectively.

Long-term service contracts — Long-term service contracts are definitive agreements to provide services over a period of time in excess of one year and with respect to which the Company has no contractual right to adjust the prices or terms at which its services are supplied during the term of the contract. The Company’s long-term service contracts are for transaction processing in the government services segment and the payment systems and services segment and business process management services in the payment systems and services segment. Total revenue for some long-term service contracts may vary based on the demand for services. Revenue from long-term service contracts are recognized under the applicable revenue recognition policy above. Expenses are recognized when incurred, with the exception of installation costs and commission costs. In existing long-term service contracts, installation costs are not recovered at the time of installation but are factored into billing rates over the term of the contract. Accordingly, installation costs for long-term service contracts are initially capitalized and then amortized over the life of the contract. Also, commission costs that are direct and incremental to obtaining long-term service contracts are capitalized and then amortized over the life of the contract. Any equipment and software purchased to support a long-term service contract is capitalized and depreciated or amortized over the life of the related contract or the life of the asset, whichever is shorter.

In determining the profitability of a long-term service contract, only direct and allocable indirect costs associated with the contract are included in the calculation. The appropriateness of allocations of indirect costs depends on the circumstances and involves the judgment of management, but such costs may include the costs of indirect labor, contract supervision, tools and equipment, supplies, quality control and inspection, insurance, repairs and maintenance, depreciation and amortization and, in some circumstances, support costs. The method of allocating any indirect costs included in the analysis is also dependent upon the circumstances and the judgment of management, but the allocation method must be systematic and rational. Selling, general and administrative costs are not included in the analysis. Provisions for estimated losses on long-term service contracts, if any, are made in the period in which the loss first becomes probable and reasonably estimable. Projected losses are based on management’s best estimates of a contract’s revenue and costs. Actual losses on individual long-term service contracts are compared with loss projections periodically, with any changes in the estimated total contract loss recognized as they become probable and reasonably estimable.

Certain direct costs associated with the EBT contracts discussed in Note 5 are common to a number of contracts and are attributed to each contract based on its use of the services associated with these common direct costs. Revenue, case counts or other applicable statistics are used to attribute these costs to individual contracts.

In the event an asset impairment loss is recognized on long-lived assets used to support a long-term service contract, the original estimation of the contract’s costs is revised to reduce the depreciation and amortization associated with the impaired assets.

Advertising expense — Advertising and promotional costs are expensed as incurred. The Company incurred advertising and promotional expense of $3.6 million, $9.9 million, and $0.7 million in 2001, 2000, and 1999, respectively.

Research and development expenses — Research and development costs are charged to expense as incurred and recorded in selling, general and administrative expenses. Research and development expenses amounted to $0.3 million, $1.4 million and $3.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Capitalization of internal-use software — The Company capitalizes the cost of software developed or obtained for internal use once the preliminary project stage has been completed, management commits to funding the project and it is probable that the project will be completed and that the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and the software is ready for its intended use. The carrying value of internal-use software is reviewed in accordance with the Company’s policy on impairment of long-lived assets and intangibles.

Capitalization of software developed for resale — The Company capitalizes the cost of software developed for licensing and resale once technological feasibility has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available for general release to customers. Such costs are amortized on a product-by-product basis over no longer than five years. Software developed for resale is carried at the lesser of amortized cost or net realizable value.

Employee stock-based compensation — Until the IPO and the Spin-Off, the Company’s employees participated in Deluxe’s stock incentive programs. In connection with the IPO and the Spin-Off, the Company adopted new stock incentive programs for the benefit of its employees. As permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company continues to account for its employee stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation cost has been recognized for fixed stock options issued under the Deluxe or eFunds programs. The Company discloses pro forma net income (loss) and net income (loss) per share as if the fair value method of SFAS No. 123 had been used (see Note 8).

Income (loss) per share and stockholders’ equity—

The following table reflects the calculation of basic and diluted income (loss) per share:

	Year Ended December 31,

(dollars and shares outstanding in thousands, except per share amounts)	2001	2000	1999

Net income (loss) per share — basic Net income (loss)	$33,339	$3,483	$(8,226)

Weighted average shares outstanding	45,985	42,788	40,000

Net income (loss) per share — basic	$0.72	$0.08	$(0.21)

Net income (loss) per share — diluted Net income (loss)	$33,339	$3,483	$(8,226)

Weighted average shares outstanding	45,985	42,788	40,000

Dilutive impact of options	1,460	79	—

Weighted average shares and potential dilutive shares outstanding	47,445	42,867	40,000

Net income (loss) per share — diluted	$0.70	$0.08	$(0.21)

Options to purchase 94,838 shares of common stock were excluded from the above calculation, as they were antidilutive at December 31, 2001.

On January 27, 2000, the Company increased the number of authorized shares from 2,500 to 250 million. On May 12, 2000, the Company declared a 16,000 to one stock split, increasing the shares issued and outstanding from 2,500 to 40 million. All share and per share amounts included in the accompanying financial statements have been restated to give effect to the stock split.

On April 4, 2000, the Company authorized 100 million shares of preferred stock with a par value of $.01 per share. No preferred shares are issued or outstanding.

In connection with the IPO the Company adopted a stockholder rights plan. The rights have anti-takeover effects, as they will cause substantial dilution to a person or group that attempts to acquire control of the Company pursuant to an offer that is not approved by the Company’s Board of Directors. The rights should not interfere with any tender offer or merger approved by the Board because the Board of Directors may redeem the rights or approve an offer at any time prior to such time as any person becomes the beneficial owner of 15% or more of the Company’s outstanding common stock.

Comprehensive income — The Company’s total comprehensive income consists of net income or loss and foreign currency translation adjustments. The foreign currency translation adjustments are reflected as accumulated other comprehensive loss in the Company’s consolidated balance sheets.

Use of estimates — The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In this process, it is necessary for management to make certain assumptions and related estimates affecting the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all information available using management’s best efforts. However, actual results can differ from assumed and estimated amounts.

Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments would include, but would not be limited to, the likelihood the Company would realize the benefits of net operating loss carry forwards, the adequacy of valuation allowances, the rates used to measure transactions with foreign subsidiaries and the development of valuation models used for measuring the value of certain transactions. In addition, the Company’s operations are governed by and subject to government regulations in the United States and in foreign countries in which the Company operates, including laws and regulations relating to taxation. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. The Company recognizes tax liabilities at such time as they are judged to be probable of being incurred and they can be reasonably estimated. It is possible that either foreign or domestic taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur tax liabilities in excess of those currently recorded.

Recent accounting pronouncements — On January 1, 2001, the Company adopted Statement of Financial Accounting Standards “SFAS” No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which provides guidance on accounting for derivatives and hedging transactions. The adoption of this pronouncement did not have an impact on the reported operating results or financial position of the Company.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations, which established new standards for accounting and reporting requirements for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The Company implemented SFAS No. 141 in connection with its October 2001 acquisition of the remaining outstanding equity interest in Access Cash International, L.L.C. See Note 4. The implementation did not have a material impact on the Company’s consolidated financial statements.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets, that became effective for the Company on January 1, 2002. SFAS No. 142 requires, among other things, the cessation of the amortization of goodwill. The Company adopted SFAS No. 142 in connection with its acquisition of ACI on October 1, 2001. The standard also includes provisions for the reassessment of the useful lives of existing recognized intangibles, a new method of measuring reported goodwill for impairment and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test on or before June 30, 2002. The Company is assessing the total impact the foregoing requirements will have on its consolidated balance sheet and statement of operations. Goodwill amortization for the years ended December 31, 2001, 2000 and 1999 amounted to $3.9 million, $4.0 million and $3.0 million, respectively.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and certain provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective for the Company in 2002 and are to be applied prospectively. The Company does not believe the adoption of SFAS 144 will have a material impact on its consolidated financial position or results of operations.

Reclassifications — Certain amounts in prior periods have been reclassified to conform to the current period classification.

NOTE 3: TRANSACTIONS WITH DELUXE: Prior to the IPO in June 2000, the Company was a wholly owned subsidiary of Deluxe. Subsequent to the IPO and through the Spin-Off, the Company remained a majority owned subsidiary of Deluxe. Prior to the Spin-Off, Deluxe allocated $16.4 million and $25.6 million for the years ended December 31, 2000 and 1999, respectively, to the Company for the cost of corporate services provided. In 2000, these costs included items related to data sharing, real estate matters and transition services. Prior to 2000, these allocations were based on the ratio of the Company’s revenue to Deluxe’s revenue, the number of employees in the two organizations and transaction processing costs. The allocated amounts included expenses for various support functions such as human resources, information services and finance. Costs common to the Company and Deluxe were allocated because specific identification of the actual costs incurred was not practicable. The Company believes that this allocation method was reasonable. The amounts allocated to the Company are included in selling, general and administrative expense in the consolidated statements of operations. During 2000, certain of the costs for these support functions were incurred directly by the Company. The remaining corporate services provided by Deluxe were allocated to the Company based on estimates of the costs that would have been incurred by the Company if it were a stand-alone, independent company. The amounts allocated to the Company are included in selling, general and administrative expense in the Company’s consolidated statements of operations. The allocation of costs to the Company by Deluxe ceased at the Spin-Off.

Under Deluxe’s centralized cash management system, advances from Deluxe and excess cash sent to Deluxe through March 31, 2000, are reflected as contributions by and distributions to Deluxe and are included in stockholders’ equity in the consolidated balance sheets. Deluxe also charged the Company for interest expense or credited the Company for interest income based on the cash the Company had borrowed from or provided to Deluxe. The Company was charged or credited net interest income (expense) by or from Deluxe of $(0.9) million and $2.8 million for the years ended December 31, 2000 and 1999, respectively. The average interest rates used to calculate these amounts were 6.7% and 5.1% for the years ended December 31, 2000 and 1999, respectively. These charges and credits are included in interest and other income (expense) in the Company’s consolidated statements of operations. The interest rate for net receivables from Deluxe was based on the average 30-day commercial paper composite rate. The interest rate for net payables was based on the average 30-day commercial paper composite rate plus 2%. At December 31, 1999 and again at March 31, 2000, Deluxe forgave the net outstanding amount it was owed by the Company. The Company recorded these transactions as capital contributions. The Company also paid a dividend to Deluxe of $13.8 million at March 31, 2000. Subsequent to March 31, 2000, and through the Spin-Off, the Company and Deluxe have repaid any net amounts owed to each other in cash. The interest rates applied subsequent to March 31, 2000, were based on the one-month LIBOR rate plus 0.25%.

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

Sales to Deluxe were $59.3 million and $9.8 million for the years ended December 31, 2000 and 1999, respectively. Although no longer related parties, the Company and Deluxe continue to maintain a business relationship. Sales to Deluxe for the year ended December 31, 2000, include fees related to services provided pursuant to a five-year software development and business process outsourcing agreement executed during 2000. If Deluxe fails to spend a minimum of $43 million for software development services under this agreement in any year, it will be obligated to make payments to the Company based on a schedule in the contract that is reflective of the Company’s estimates of its lost profits. For the year ended December 31, 2001, Deluxe’s spending attributable to this agreement was $41.1 million, which did not meet the minimum-spending target, and accordingly additional fees of $0.3 million were accrued. This agreement also calls for the Company to provide business process management services, including accounts receivable, accounts payable and other general accounting and data entry services to Deluxe. Deluxe’s annual minimum spending target for business process management services ranges from $8.1 million in 2000 to $4.2 million in 2004. Revenue from Deluxe for business process outsourcing services was $6.2 million for the year ended December 31, 2001. The provision of services by the Company under the software development and business process outsourcing agreement is non-exclusive, and Deluxe may contract with any third party for the provision of professional services.

NOTE 4: BUSINESS COMBINATIONS: Effective October 1, 2001, the Company acquired (the Acquisition) the remaining approximately 76% equity interest (the Interests) in Access Cash International L.L.C., a Delaware limited liability company (ACI), from ATM Holding, Inc., a Minnesota corporation (ATM Holding). The acquisition has been accounted for as a purchase in accordance with the provisions of SFAS No. 141. ACI is the second largest independent provider of automated teller machine (ATM) services in the United States. ACI provides turnkey ATM deployment solutions, including ATM sales and management activities, as well as branding and advertising services. The Acquisition is part of a strategy to increase the Company’s transaction processing revenues through the acquisition and control of ATM transactions at the point of origination.

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

In March 2000, the Company paid cash of $20.0 million for an approximate 24% interest in ACI. The Company accounted for this initial investment under the equity method of accounting. The difference of $20.0 million between the investment and the underlying equity in the net assets of ACI was being accounted for in the same manner as goodwill and amortized over 15 years. Following the Acquisition of the Interests, the Company owned 100% of the outstanding equity interests in ACI. Accordingly, under the equity method of accounting the Company’s results of operations for the year ended December 31, 2001 include its 24% share of the results of ACI’s operations for the period from January 1, 2001, to September 30, 2001 which is recorded in equity in loss of investee, and 100% of the results of ACI’s operations for the period from October 1, 2001 to December 31, 2001.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition of ACI, including the remaining balance of the initial $20.0 million investment:

October 1,
(dollars in thousands)	2001

Current assets	$12,074

Property and equipment	4,404

Goodwill	48,994

Other intangible assets	13,178

Other non-current assets	347

Total assets acquired	78,997

Current liabilities	14,818

Long-term debt	3,517

Other long-term liabilities	1,895

Total liabilities assumed	20,230

Net assets acquired	$58,767

Other intangible assets primarily represent the estimated fair value of ACI’s contractual relationships with its customers, which are being amortized over an estimated useful life of 15 years. The entire amount of goodwill was assigned to the payment systems and services segment. Of that total amount, $45.6 million is expected to be deductible for tax purposes.

The following table summarizes the unaudited pro forma results of operations of the Company as though the acquisition of ACI had occurred at the beginning of each period presented:

	(unaudited)
(dollars in thousands)	2001	2000

Revenue	$536,425	$480,856

Net income	28,970	(135)

Net income per share:

Basic	$0.63	$0.00

Diluted	$0.61	$0.00

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

Prior to the Acquisition, the Company had agreed to guarantee up to $3.0 million (CAD) of equipment lease payments for ACI’s Canadian customers and through December 31, 2001, the Company had guaranteed lease payments amounting to $1.3 million. Through December 31, 2001, the Company made payments of $59,000 pursuant to these guarantees.

The following table summarizes the transactions between the Company and ACI during the period from March 2000 when the Company made its initial investment in ACI until September 30, 2001 when the Company acquired the remainder of the equity interests in ACI.

(dollars in thousands)	2001	2000

Revenue:

Surcharge/interchange	$50,673	$19,861

Transaction processing	893	539

ATM cash	1,459	2,113

Other	157	186

Expenses:

Management fee	49,924	20,948

Other	23	300

Other:

Equity in losses of ACI	(1,097)	(500)

On April 13, 1999, Deluxe acquired the remaining 50% ownership interest in HCL-Deluxe, N.V. (eFunds India) for $23.4 million in cash. This entity commenced operations as a joint venture between Deluxe and HCL Corporation of India in September 1997. eFunds India provides information technology consulting and business process management services to financial services companies and to all of the Company’s and Deluxe’s businesses. The ownership of eFunds India was transferred to the Company under the Plan discussed in Note 1. The acquisition was accounted for under the purchase method of accounting. Accordingly, the consolidated financial statements of the Company include the entire results of this business from the date the Company acquired 100% ownership. Prior to this point, the Company recorded its 50% ownership of the joint venture’s results under the equity method of accounting. This business is included in the payment systems and services segment. The purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values on the date of purchase. Total cost in excess of net assets acquired in the amount of $24.9 million is reflected as goodwill and is being amortized over 15 years.

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

NOTE 5: CONTRACT LOSSES: The Company has historically incurred losses related to its government services business and has established a reserve to provide for expected future losses on existing long-term service contracts. During 2001, the Company recorded a net credit of $2.5 million to reflect an overall reduction in the level of expected future losses on long-term service contracts within its government services segment. This amount is reflected in cost of revenue in the Company’s consolidated statement of operations. The net credit is composed of reductions to the reserve of $3.8 million reflecting costs which continue to be lower than originally anticipated, offset by a provision for a loss of $1.3 million for an additional state where projected future costs exceed projected future revenue.

During the second quarter of 2000, the Company recorded net charges of $9.7 million for additional expected future losses on the contracts of the government services segment’s electronic benefits transfer (EBT) business. This amount is reflected in cost of sales in the Company’s consolidated statement of operations. In April 2000, the Company completed negotiations with the prime contractor for a state coalition for which the Company provides

EBT services. Prior to this, the Company and the prime contractor were operating without a binding, legally enforceable contract. The Company increased its accrual for expected future losses on long-term service contracts by $12.2 million to reflect the fact that the Company had a signed agreement with this contractor. Offsetting this charge was the reversal of $2.5 million of previously recorded contract loss accruals. These reversals resulted from productivity improvements and cost savings from lower than anticipated telecommunications and interchange expenses.

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

The following table summarizes the activity of the accrued contract loss reserve:

	Year Ended December 31,

(dollars in thousands)	2001	2000	1999

Beginning balance	$22,247	$20,599	$14,697

Provision for contract losses	1,295	12,200	8,208

Reversal of provision for contract losses	(3,795)	(2,500)	—

Charges to reserve	(4,970)	(8,052)	(2,306)

Ending balance	$14,777	$22,247	$20,599

NOTE 6: RESTRUCTURING CHARGES: The Company’s consolidated balance sheets reflect restructuring accruals of $2.4 million and $0.4 million as of December 31, 2001 and 2000, respectively, for employee severance and other costs. During the first quarter of 2001, a restructuring charge of $3.2 million was recorded relating to the planned closure of the Company’s operations in Bothell, Washington. This new restructuring charge is reflected in selling, general and administrative (SG&A) expenses in the consolidated statement of operations.

In 2000, the Company identified additional opportunities for savings in the payment systems and services segment and planned to reduce the workforce in the United Kingdom division of this segment by 31 employees. Accordingly, the Company expensed $0.6 million.

During 1999, the Company reversed $2.4 million of restructuring accruals relating to its 1998 initiative to reduce SG&A expense and a 1996 plan to reduce the workforce at the international operations of the payment systems and services segment. The reduction in the SG&A expense initiative accrual was due to higher than anticipated attrition that resulted in severance payments to 37 fewer employees than originally anticipated. Also, due to the Company’s decision in 1999 to retain the international operations of its payment systems and services segment, planned reductions within that business were canceled. These accrual reversals are reflected in SG&A expense in the 1999 consolidated statement of operations.

The following table summarizes the change in the Company’s restructuring accruals for 2001, 2000 and 1999:

	Years Ended December 31,

	2001		2000		1999

	Number of		Number of		Number of
	employees		employees		employees
(dollars in thousands)	affected	Amount	affected	Amount	affected	Amount

Balance — beginning of year	9	$378	6	$1,242	186	$4,672

Provisions for restructuring	224	3,200	31	555	—	—

Severance and other costs paid	(159)	(1,170)	(28)	(1,419)	(18)	(1,031)

Adjustments to accrual	—	—	—	—	(162)	(2,399)

Balance — end of year	74	$2,408	9	$378	6	$1,242

NOTE 7: PROVISION FOR INCOME TAXES:
Income (loss) before income taxes consists of:

	Years Ended December 31,

(dollars in thousands)	2001	2000	1999

Domestic	$39,891	$3,868	$(2,163)

Foreign	11,101	2,914	(477)

Total	$50,992	$6,782	$(2,640)

The components of the provision for income taxes are as follows:

	Years Ended December 31,

(dollars in thousands)	2001	2000	1999

Current tax benefit (provision)

Federal	$(6,486)	$(4,030)	$5,527

Foreign	(100)	(47)	—

State	(3,114)	(231)	(271)

Total	(9,700)	(4,308)	5,256

Deferred tax benefit (provision)

Federal	(8,389)	1,198	(10,811)

State	436	(189)	(31)

Total	$(17,653)	$(3,299)	$(5,586)

The Company’s effective tax rate on pretax income (loss) differs from the U.S. Federal statutory tax rate of 35% as follows:

	Years Ended December 31,

(dollars in thousands)	2001	2000	1999

Income tax at Federal statutory rate	$(17,847)	$(2,374)	$924

State income taxes net of Federal income tax benefit	(1,676)	(273)	(196)

Difference between Federal statutory rate and foreign tax rate	3,556	1,713	(58)

Amortization and write down of intangibles	(1,570)	(1,412)	(1,074)

Change in valuation allowance	2,989	(826)	(4,591)

Other	(3,105)	(127)	(591)

Provision for income taxes	$(17,653)	$(3,299)	$(5,586)

Tax effected temporary differences, which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	2001		2000

	Deferred	Deferred	Deferred	Deferred
	tax	tax	tax	tax
	assets	liabilities	assets	liabilities

(dollars in thousands)

Net operating loss carryforwards	$11,606	$—	$14,625	$—

Reserve for legal proceedings	114	—	407	—

Accrued contract losses	5,917	—	9,166	—

Restructuring accruals	1,107	—	144	—

Property and equipment	—	695	10	—

Intangibles	—	6,618	440	—

Employee benefit and incentive plans	1,155	—	1,257	—

Miscellaneous reserves and accruals	2,067	—	1,397	—

Deferred revenue	2,648		545

All other	484	—	218	504

Subtotal	25,098	7,313	28,209	504

Valuation allowance	(11,606)	—	(14,595)	—

Total deferred taxes	$13,492	$7,313	$13,614	$504

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

At December 31, 2001, net operating loss carryforwards relating to federal, state and foreign jurisdictions amounted to $10.1 million, $95.8 million and $10.6 million, respectively. Of these carryforwards $10.6 million of foreign net operating losses may be carried forward indefinitely. Federal and State net operating loss carryforwards are subject to expiration as follows:

(dollars in thousands)	Federal	State	Total

2002-2005	$—	$80	$80

2006-2010	—	149	149

2011	—	5,955	5,955

2012	—	5,076	5,076

2013	—	20,359	20,359

2014	—	31,398	31,398

2015	—	31,261	31,261

2016	—	31	31

2017	—	46	46

2018	4,317	327	4,644

2019	5,620	497	6,117

2020	165	571	736

Total	$10,102	$95,750	$105,852

The Company’s Indian software development and business process management operations qualify for tax incentives associated with businesses which operate within designated geographic locations in India. Such incentives generally provide the Company with exemptions from Indian tax on certain business income generated from these operations and phase out through March 2009. These tax incentives reduced the Company’s income tax expense by approximately $5.8 million and $1.8 million in the years ended December 31, 2001 and 2000, respectively.

NOTE 8: EMPLOYEE BENEFIT PLANS: Stock purchase plan — Until the Spin-Off, the Company’s U.S. employees participated in Deluxe’s employee stock purchase plan. This plan enabled eligible employees within the Deluxe organization to purchase Deluxe’s common stock at 75% of its fair market value on the first business day following each three-month purchase period. The Company’s participation in the stock purchase plan terminated at the time of the Spin-Off. Compensation expense was recognized for the difference between the participating employees’ purchase price and the fair value of the stock purchased in the amount of $0.9 million and $0.7 million in 2000 and 1999, respectively.

Following the Spin Off, the Company established a non-compensatory Employee Stock Purchase Plan (ESPP) as defined in Section 423(b) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder. The Company has reserved 2.3 million shares for issuance in accordance with the provisions of the ESPP. All regular full-time employees of the Company are eligible to participate in the ESPP, subject to certain limitations. The ESPP enables eligible employees to purchase the Company’s common stock at the lesser of 85% of its fair market value on the first or last business day of each three-month purchase period (six months with respect to the first purchase period). The Company’s shareholders approved the ESPP in 2001.

Stock incentive plans — Employees of the Company participated in Deluxe’s other stock incentive plans through the date of the Spin-Off. Under these plans, stock-based awards could be issued to employees via a broad range of methods, including non-qualified or incentive stock options, restricted stock and restricted stock units, stock appreciation rights and other similar awards. Options become exercisable in varying amounts beginning generally one year after the date of grant.

In connection with the Spin-Off (see Note 1), Deluxe and the Company decided that Deluxe options outstanding as of the record date for the Spin-Off would be converted to options to purchase shares of the Company and options to purchase shares of Deluxe based on a formula that compared the market value of the Company’s and Deluxe’s common stock at the record date for the Spin-Off. The formula was designed to maintain an equivalent intrinsic value for the option holder utilizing the criteria described in Emerging Issues Task Force Issue No. 90-9, Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring. To accommodate the conversion, the Company established the eFunds Corporation Stock Incentive Plan for Deluxe Conversion Awards (the “Conversion Plan”).

Under the Conversion Plan, the converted options retain their remaining terms, vesting and other characteristics as provided in the Deluxe plans except that options awarded under the 1998 DeluxeSHARES program were modified to require that vesting prior to January 30, 2001 was conditioned upon the per share price of the Company’s common stock reaching a market price at least equal to 150% of the per share exercise price of the converted option rather than 150% of per share exercise price of the original DeluxeSHARES option. The DeluxeSHARES conversion options became exercisable on January 31, 2001.

Options to purchase 2.9 million shares of the Company’s common stock were outstanding with a weighted average exercise price of $13.75 per share at December 31, 2000 under the Conversion Plan. The Company did not record compensation expense as a result of the conversion process.

In connection with the IPO, the Company established the eFunds Corporation 2000 Stock Incentive Plan under which 9.1 million shares were reserved for issuance. The plan provides for a broad range of methods to deliver stock-based awards similar to those of the Deluxe plans, except that incentive stock options may not be issued under the Company’s stock incentive plan. Options issued under the plan become exercisable in varying amounts beginning generally one year after the date of grant and generally become fully vested after three years. Awards made under the plan have a maximum term of ten years.

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

Information with respect to stock option activity is as follows:

	Years Ended December 31,

	2001		2000

		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at beginning of year	5,485,908	$13.33	—	$—

Deluxe options converted to eFunds options	—	—	2,918,435	13.75

Options granted	1,330,174	11.51	2,772,458	12.84

Options exercised	(732,312)	13.43	—	—

Options cancelled	(412,385)	12.57	(204,985)	(12.89)

Options outstanding at end of year	5,671,385	$12.95	5,485,908	$13.33

For options outstanding and exercisable at December 31, 2001, the exercise price ranges and average remaining lives in years were as follows:

Ranges of	Options	Wtd. Avg.	Wtd. Avg.	Options	Wtd. Avg.
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

$7.13-$12.87	1,679,076	8.45	$11.01	262,083	$11.35

$13.00-$13.88	2,467,993	8.15	13.02	1,097,039	13.04

$14.05-$21.33	1,524,316	6.55	14.97	1,223,070	14.64

	5,671,385	7.81	$12.95	2,582,192	$13.63

Pro forma information regarding net income (loss) and net income (loss) per share has been determined as if the Company had accounted for its employee stock-based compensation under the fair value method. The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model. The following weighted-average assumptions were used in valuing options issued in 2001, 2000 and 1999, respectively: risk-free interest rate of 4.6%, 5.0% and 6.7%; dividend yield of 0.0%, 0.0% and 4.6%; and expected volatility of 78.6%, 50.0% and 24.0%, respectively. The weighted-average expected option life was 5 years, 5 years and 9 years for 2001, 2000 and 1999, respectively. The weighted-average fair value of options granted in 2001, 2000 and 1999 was $7.74, $6.33 and $8.28, respectively. For purposes of pro forma disclosures, the estimated fair value of the options was recognized as expense over the options’ vesting periods.

The Company’s pro forma net income (loss) and net income (loss) per share were as follows:

	Year Ended December 31,

(dollars in thousands, except per share amounts)	2001	2000	1999

Net income (loss):

As reported	$33,339	$3,483	$(8,226)

Pro Forma	$26,510	$640	$(10,638)

Basic and diluted net income (loss) per share:

As reported:

Basic	$0.72	$0.08	$(0.21)

Diluted	$0.70	$0.08	$(0.21)

Pro Forma:

Basic	$0.58	$0.01	$(0.27)

Diluted	$0.56	$0.01	$(0.27)

Profit sharing, defined contribution and 401(k) plans — As part of the Spin-Off (see Note 1), the Company established a new 401(k) plan effective on January 1, 2001. During 2001, employees could contribute the lesser of $10,500 or 10% of their eligible wages to the new plan. The Company matched 100% of the first 5% of wages contributed. The new 401(k) plan has a profit sharing feature whereby the Company will contribute up to an additional 10% of an employee’s contribution, depending on the Company’s performance, as long as the employee is enrolled in the plan and contributing at least 3% of their eligible wages. The Company’s expense for matching and profit sharing amounted to $9.7 million for the year ended December 31, 2001. The Company also maintains a defined contribution plan for its UK based employees. Expenses under this plan amounted to $0.4 million in 2001.

Prior to the Spin-Off from Deluxe, the Company participated in Deluxe’s profit sharing plans, defined contribution pension plan and plans established under section 401(k) of the Internal Revenue Code to provide retirement benefits for certain employees. The plans covered substantially all U.S. based full-time employees with approximately 15 months of service. Contributions to the profit sharing and defined contribution plans were made solely by the Company. Employees were able to contribute up to the lesser of $10,000 or 10% of their wages to the 401(k) plan. The Company matched the first 1% of wages contributed and 50% of the next 4% of wages contributed. All contributions were remitted to the plans’ respective trustees, and benefits provided were paid from accumulated funds of the trusts.

Contributions to the defined contribution pension plan equaled 4% of eligible compensation in 2000 and 1999. Related expense allocated to the Company for these years was $4.9 million and $3.2 million, respectively. Contributions to the profit sharing plans varied based on the Company’s performance. Related expense incurred by the Company for these plans was $3.1 million and $4.8 million in 2000 and 1999, respectively. Company contributions to the 401(k) plan were $2.3 million and $1.5 million in 2000 and 1999, respectively.

Profit sharing and defined contribution expenses were recorded by the Company based on system generated payroll reports detailing the eligible wages on which the contribution is based. The expense was determined based on Deluxe’s contribution percentage for the plan year multiplied by the applicable wages. During 2000 and 1999, the allocation for 401(k) expense was based on a fixed percentage of the Company’s salaries and wages and varied by business segment.

The Company has also established a deferred compensation plan that permits eligible employees to defer base salary, annual cash incentive compensation and/or sales incentive compensation in accordance with the terms of the plan. The amount of compensation to be deferred is based on elections made by each participant. The amounts of base salary, annual cash incentive compensation and sales incentive compensation deferred by a participant is credited with earnings and investment gains and losses by assuming that the amount deferred was invested in one or more investment options selected by the participant. The Company will also credit certain amounts specified in the plan related to the 401(k) plan to participants’ accounts. The plan provides that the Company may make additional contributions to the participants’ accounts at its sole discretion. No such supplemental contributions have been made.

NOTE 9: POST-RETIREMENT BENEFITS: Prior to the Spin-Off, the Company provided certain health care benefits for a portion of its retirees. Although the plan was combined with the Deluxe Corporation Post-Retirement Health Care Plan (the Deluxe plan), the actuarial valuation for the Company’s plan was calculated separately from the rest of the Deluxe plan.

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

NOTE 10: LEASE AND DEBT COMMITMENTS: Long-term debt was as follows:

	December 31,

(dollars in thousands)	2001	2000

Capital leases and other	$5,310	$4,344

Less amount due within one year	(2,781)	(2,100)

Total	$2,529	$2,244

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

In September 2001, the Company obtained a new revolving credit facility in the amount of $20.0 million to replace a facility that was maturing. The lender reissued an irrevocable standby letter of credit in the amount of $4.0 million to guarantee the Company’s performance under a government services contract with the state of New York. In November 2001, the letter of credit was reduced to $1.0 million and, accordingly, the Company’s borrowing capacity under the new facility was increased from $16.0 million to $19.0 million. This letter of credit had originally been issued under the prior credit facility. The Company did not borrow any funds under this facility through December 31, 2001. Loans under this facility will bear interest at the applicable prime rate or the LIBOR rate plus a margin determined by reference to the Company’s leverage ratio, as defined in the loan documents. The facility is guaranteed by certain of the Company’s subsidiaries and requires the Company to comply with certain financial and non-financial covenants. The Company is currently in compliance with all of these requirements. This facility has a term of one year.

On December 29, 2000, the Company obtained a $15.0 million revolving credit facility with a term of nine months. The Company did not borrow any funds under this facility through its maturity in September 2001.

The Company’s India operations had a $10.0 million credit facility, denominated in Indian rupees, available at the lender’s prime interest rate. Borrowings under this facility were due on demand and guaranteed by the Company. In March 2001, the Company repaid the outstanding balance of this facility and $8.5 million of a $10.0 million time deposit account maintained by the Company to support its guaranty was returned to the Company. The Company subsequently requested that the amount available for borrowing under the facility be reduced to $1.5 million. The Company now uses the facility primarily for the purpose of securing letters of credit issued in the ordinary course of business. At December 31, 2001, the aggregate value of outstanding letters of credit amounted to $1.3 million. This facility matures on September 30, 2002. The average amount drawn on this credit facility during the first quarter of 2001 was $5.3 million at a weighted average interest rate of 15.5%. The Company did not borrow against this credit facility during the remainder of 2001. As of December 31, 2000, $5.3 million was outstanding at an interest rate of 15.4%. The average amount drawn on this line during 2000 was $4.5 million at a weighted average interest rate of 15.4%. The average amount drawn down on this line during 1999 was $2.7 million at a weighted average interest rate of 15.8%.

NOTE 11: BUSINESS SEGMENT INFORMATION:

Business Segments — 2002 Changes

As a result of restructuring, integration initiatives and its ATM acquisition strategy, in 2002 the Company reorganized its segments to consolidate its government services business with its Electronic Payments segment. In addition, new segments consisting of ATM Management Services, Decision Support and Risk Management, and Professional Services have been separately identified. The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The Electronic Payments segment includes automated clearinghouse (ACH), point of sale (POS), electronic funds transfer (EFT) and other processing services across multiple financial networks, and EBT services for government agencies. The ATM Management Services segment provides ATM deployment, management and branding services. The Decision Support and Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses to assist them in detecting fraud and assessing the risk of opening a new account or accepting a check. The Professional Services segment provides EFT software sales, software applications development, maintenance and installation and business process outsourcing services. The segment information presented below for the year ended December 31, 2001 has been restated to reflect the Company’s current business segments.

The accounting policies of the segments are the same as those applied to the Company on a consolidated basis. For internal reporting purposes, the Company groups costs based upon managerial control. The majority of these managed cost groups are directly assigned to a reportable segment. For cost groups supporting more than one reportable segment, the costs are assigned based upon the product line or project benefited. The assignment of costs is dependent upon activity-based drivers most appropriate for the cost group such as work volumes, which includes transactions, calls, customers, or other applicable drivers including square footage, revenue dollars and headcount. The Company does not allocate expenses that benefit all segments and are corporate or administrative in nature. These costs include, but are not limited to, legal, accounting, human resources, liability insurance and executive expenses.

Information concerning operations in these reportable segments of business is as follows:

Year Ended
(in thousands)	December 31, 2001

Net Revenue:

Electronic payments	$185,645

ATM management services	73,922

Decision support and risk management	137,868

Professional services	139,724

Total net revenue	537,159

Operating Expenses before restructuring charges and reversal of provision for contract losses:

Electronic payments	141,362

ATM management services	70,662

Decision support and risk management	107,632

Professional services	75,764

Corporate	90,218

Total operating expenses before restructuring charges and reversal of provision for contract losses	485,638

Restructuring charges and reversal of provision for contract losses:

Electronic payments	(2,500)

ATM management services	—

Decision support and risk management	3,200

Professional services	—

Corporate	—

Total restructuring charges and reversal of provision for contract losses	700

Income (loss) from operations

Electronic payments	46,783

ATM management services	3,260

Decision support and risk management	27,036

Professional services	63,960

Corporate	(90,218)

Income from operations	$50,821

The Company has not disclosed comparable segment data for periods prior to 2001 when the Company was a subsidiary of Deluxe as this information was not produced internally and it is not practicable to prepare.

During 2001 the Company organized its business units into two operating segments based on the nature of each segment’s customers. These segments are payment systems and services and government services. The payment systems and services segment provides the financial services and retail industries with a comprehensive suite of transaction processing and risk management and decision support products as well as professional services including information technology consulting, software development and business process outsourcing services. The government services segment provides online EBT services under entitlement programs on behalf of state and local governments and Medicaid eligibility verification services.

The Company’s segments operate primarily in the United States. The payment systems and services segment also has international operations. Concord EFS accounted for approximately 11.0% of the Company’s total net revenue (before reimbursed expenses) during the year ended December 31, 2001 and Deluxe accounted for approximately 14.2% of the Company’s total net revenue (before reimbursed expenses) during the year ended December 31, 2000.

The accounting policies of the segments are the same as those described in Note 2. In evaluating segment performance, management focuses on operating income. The operating income measurement utilized by management excludes special charges (e.g., restructuring charges, asset impairment charges, certain one-time charges that management believes are not reflective of on-going operations, etc.). Net special items in 2001 resulted from a charge of $0.7 million consisting of a special charge of $3.2 million related to the closure of the Company’s Bothell, Washington operations and a net special credit of $2.5 million related to a reduction in the loss contract reserve. The special charge for the Bothell closure is recorded in the payment systems and services segment. The net special credit of $2.5 million is recorded in the government services segment. Special charges in 2000 were $15.8 million, $6.1 million of which was included in the payment systems and services segment and related primarily to costs incurred in connection with the Spin-Off from Deluxe and $9.7 million of which was included in the government services segment and related to a charge taken for loss contracts. In 1999, special charges of $8.7 million related primarily to loss contracts within the government services business.

Prior to the acquisition of the remaining 50% interest in eFunds India in 1999 (see Note 4), the results of this business were recorded under the equity method of accounting. As such, the Company recorded its 50% ownership of the joint venture’s results of operations prior to the acquisition in other expense, in the consolidated statements of operations. To be consistent with management reporting, the entire results of the joint venture for the pre-acquisition periods are reflected in the business segment information as if the business had been a consolidated entity.

Segment information is as follows:

	Year Ended December 31, 2001

	Payment
	systems and	Government	Total
(dollars in thousands)	services	services	Consolidated

Total net revenue	$487,087	$50,072	$537,159

Gross margin excluding net special items	182,019	17,573	199,592

Operating income excluding net special items	37,244	14,277	51,521

Net special items	(3,200)	2,500	(700)

Gross margin including net special items	178,819	20,073	198,892

Operating income including net special items	34,044	16,777	50,821

Depreciation and amortization expense	39,952	—	39,952

Segment assets	422,672	20,244	442,916

Capital purchases	30,902	—	30,902

	Year Ended December 31, 2000

	Payment
	systems and	Government	Total
(dollars in thousands)	services	services	Consolidated

Net revenue from unaffiliated external customers	$330,452	$49,563	$380,015

Net revenue from Deluxe	59,284	—	59,284

Total net revenue	389,736	49,563	439,299

Gross margin excluding special charges	149,670	14,462	164,132

Operating income excluding special charges	14,559	9,594	24,153

Special charges	(6,077)	(9,700)	(15,777)

Gross margin including special charges	143,593	4,762	148,355

Operating income (loss) including special charges	8,482	(106)	8,376

Depreciation and amortization expense	31,069	—	31,069

Segment assets	366,735	22,397	389,132

Capital purchases	41,893	—	41,893

	Year Ended December 31, 1999

	Payment
	systems and	Government	Total
(dollars in thousands)	services	services	Consolidated

Net revenue from unaffiliated external customers	$263,856	$53,078	$316,934

Net revenue from Deluxe	9,758	—	9,758

Total net revenue	273,614	53,078	326,692

Gross margin excluding special charges	108,757	9,478	118,235

Operating income excluding special charges	7,033	3,454	10,487

Special charges	(2,713)	(10,096)	(12,809)

Gross margin including special charges	106,044	(618)	105,426

Operating income (loss) including special charges	4,320	(6,642)	(2,322)

Depreciation and amortization expense	22,644	—	22,644

Segment assets	246,861	34,410	281,271

Capital purchases	37,441	929	38,370

A summary of the Company’s revenue by segment and product line follows:

	Year Ended December 31, 2001

	Payment
	systems and	Government
(dollars in thousands)	services	services	Total

Transaction processing	$209,496	$50,072	$259,568

Risk management and decision support	137,866	—	137,866

Professional services	139,725	—	139,725

Total net revenue	$487,087	$50,072	$537,159

	Year Ended December 31, 2000

	Payment
	systems and	Government
(dollars in thousands)	services	services	Total

Transaction processing	$146,592	$49,563	$196,155

Risk management and decision support	136,367	—	136,367

Professional services	106,777	—	106,777

Total net revenue	$389,736	$49,563	$439,299

	Year Ended December 31, 1999

	Payment
	systems and	Government
(dollars in thousands)	services	services	Total

Transaction processing	$116,438	$53,078	$169,516

Risk management and decision support	107,897	—	107,897

Professional services	49,279	—	49,279

Total net revenue	$273,614	$53,078	$326,692

Segment information reconciles to consolidated amounts as follows:

	Year Ended December 31,

(dollars in thousands)	2001	2000	1999

Total net revenue:

Total segment net revenue	$537,159	$439,299	$326,692

Professional services pre-acquisition elimination	—	—	(4,325)

Total consolidated net revenue	$537,159	$439,299	$322,367

Operating income (loss) including net special items:

Total segment operating loss	$50,821	$8,376	$(2,322)

Professional services pre-acquisition elimination	—	—	1,234

Total consolidated operating income (loss)	$50,821	$8,376	$(1,088)

Depreciation and amortization expense:

Total segment depreciation and amortization expense	$39,952	$31,069	$22,644

Professional services pre-acquisition elimination	—	—	(143)

Total consolidated depreciation and amortization expense	$39,952	$31,069	$22,501

Total assets:

Total segment assets	$442,916	$389,132	$281,271

Income tax receivable and long-term deferred tax asset not allocated to segments	—	—	8,658

Total consolidated assets	$442,916	$389,132	$289,929

Capital purchases:

Total segment capital purchases	$30,902	$41,893	$38,370

Professional services pre-acquisition elimination	—	—	(145)

Total consolidated capital purchases	$30,902	$41,893	$38,225

Revenue is attributed to geographic areas based on the location of the assets producing the revenue. The Company’s operations by geographic area are as follows:

	Total Net Revenue			Property and Equipment
	Year Ended December 31,			December 31,

(dollars in thousands)	2001	2000	1999	2001	2000

United States	$495,928	$413,090	$301,960	$64,687	$69,806

United Kingdom	15,318	16,219	17,468	1,736	1,849

India	23,765	9,990	2,939	8,950	5,673

Other foreign countries	2,148	—	—	265	27

Total consolidated	$537,159	$439,299	$322,367	$75,638	$77,355

NOTE 12: LEGAL PROCEEDINGS: The Company is party to various legal actions arising in the ordinary course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

NOTE 13: COMMITMENTS AND CONTINGENCIES: In connection with the Company’s EBT and collection activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to contracts or state requirements. The aggregate amount of such bonds outstanding at December 31, 2001 was $7.8 million.

An Indian bank has issued an advance guarantee on behalf of the Company to secure its performance under a customer contract. The guarantee is secured by a time deposit of $0.9 million, which is refundable in March 2002.

The Company operates a call center in Mumbai, India under a customer contract. The customer is entitled to acquire, after December 31, 2002, a minority interest up to 49% or sole ownership of certain assets used by the Company in performing call center operations for the customer. The price at which such ownership interest may be acquired by the customer is to be based on a formula as set forth in the contract. The call center operation generated revenue of $16.5 million in 2001.

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

NOTE 15: RESTATEMENT OF FINANCIAL STATEMENTS

Restatement

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2001 and in response to questions raised in connection with an internal audit of certain significant vendor contracts, the Company conducted an investigation of certain significant transactions reflected in the Company’s financial statements during 2000 and 2001. As a result of this investigation, the Company’s management determined that the historical accounting treatment that had been afforded to (i) certain data purchase agreements with Experian Information Systems (“Experian”) and Acxiom Corporation (“Acxiom”), (ii) certain tax contingencies related to the Company’s India based operations, (iii) certain software licenses sold by the Company’s subsidiary in the United Kingdom and, (iv) tax benefits associated with stock option exercises in 2001, should be revised. The revisions are discussed below:

Experian:

In June 2000, the Company and Experian executed a Data Purchase Agreement (the “2000 Agreement”), which expired June 30, 2001. The Company recognized $3 million of revenue from a data file sale related to the 2000 Agreement in the second quarter of 2000, and minimum royalties of $1.5 million and $0.5 million were recorded as revenue in the first and second quarters of 2001, respectively. In June 2001, the Company and Experian executed a new Data Purchase Agreement (the “2001 Agreement”), which expires in March 2003. The Company recognized $3 million of revenues from a data file sale related to the 2001 Agreement in the second quarter of 2001. In July 2001, the Company also entered into a Data Access/Use Agreement with Experian. The Company recorded revenue of $0.2 million in the third quarter of 2001 related to the Data Access/Use Agreement.

Management has subsequently determined that the 2001 Agreement and the Data Access/Use Agreement should be viewed as interrelated and in substance one agreement that became effective in July 2001. Management has also determined that sufficient objective evidence of fair value does not exist to support separate accounting for the various elements of the 2000 and 2001 Agreements. As a result, management determined that these transactions should be treated as service arrangements for which revenue should be recognized ratably over the service periods and that revenue recognition should not commence until the last essential element of the arrangements was delivered, which was October 2000 for the 2000 Agreement and August 2001 for the 2001 Agreement. This treatment results in recognition of the $5 million of total fees related to the 2000 Agreement ratably over the remaining term of that agreement, commencing October 2000, and recognition of the $3.2 million of total fees related to the 2001 Agreement ratably over the remaining term of that agreement, commencing August 2001.

Acxiom:

During the period from March 2001 through June 2001, the Company and Acxiom negotiated and executed agreements (“Vendor Agreements”) related to three primary arrangements under which the Company purchased outsourcing and data-related services from Acxiom that were being provided over terms extending through March 2006. Also in June 2001, the Company and Acxiom executed a Data Purchase Agreement under which the Company sold data files to Acxiom. Under the terms of the Vendor Agreements, the Company was recognizing the cost of the services as they were billed by Acxiom, and the Company recognized $3 million in revenue from the data file sale under the Data Purchase Agreement in the second quarter of 2001.

Management has subsequently determined that the Vendor Agreements and the Data Purchase Agreement should be viewed as economically interrelated and treated as a single agreement between the parties, and that the $3 million received from Acxiom under the Data Purchase Agreement should be treated as a reduction of expense associated with the Vendor Agreements over the remaining term of those agreements rather than as an item of revenue. Management also determined that the expenses related to the Vendor Agreements and one other service contract, which contain fixed prices over their terms, should be recorded on a ratable basis over the term of the related service periods.

Income Taxes:

Management has determined that the liabilities associated with certain tax contingencies related to the Company’s India based operations were underestimated, resulting in an understatement of income tax expense for federal income tax purposes of $0.8 million and $0.2 million in 2001 and 2000, respectively.

United Kingdom — Software Licenses:

Management also determined that $1.0 million in software licenses sold by the Company’s subsidiary in the United Kingdom during 2001 had been incorrectly recognized as revenue prior to obtaining a signed license agreement which resulted in an overstatement of revenues by $0.2 million and $0.8 million in the first and second quarters of 2001, respectively, and an understatement of revenues of $0.9 million and $0.1 million, respectively, in the third and fourth quarters of 2001.

In addition, one other miscellaneous adjustment was made to recognize $0.3 million of revenue ratably in the second and third quarters of 2000 that had previously been recognized in the first quarter of 2000.

Exercise of stock options:

Management also determined that the Company had not accounted for $2.2 million in tax benefits associated with the exercise of certain stock options in 2001, which should have been recognized as an increase in additional paid-in capital and a reduction in income taxes payable. This adjustment did not affect the Statement of Operations for any period presented.

As a result, the accompanying consolidated financial statements for the years ended December 31, 2001 and 2000 have been restated from the amounts previously reported to revise the accounting for these transactions. During 2002, the Company’s 2001 segment data was restated to reflect changes in the Company’s segments. See Note 11.

Adoption of EITF Issue No. 01-14

In addition, the accompanying financial statements for the years ended December 31, 2001, 2000 and 1999 have been restated to give retroactive effect to the adoption of Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (formerly EITF Abstracts, Topic No. D-103). This EITF Issue requires that reimbursements received for out-of-pocket expenses should be classified as revenue and is effective for financial reporting periods beginning after December 15, 2001. The Company typically incurs telecommunications, network customer fees, travel, maintenance and repair, and other transaction costs that are billed to and reimbursed by customers. These reimbursements were previously classified as a reduction to cost of revenue. EITF Issue No. 01-14 requires that financial statements for prior periods presented be reclassified to comply with these provisions.

Adoption of EITF Issue No. 01-14 resulted in an equal increase to both revenue and cost of revenue, with no effect on the Company’s financial position or net income. The effect of the reclassifications made by the Company pursuant to EITF Issue No. 01-14 was to increase net revenue and cost of revenue by $27.7 million, $22.7 million and $20.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

A summary of the significant effects of the restatement on the accompanying financial statements is as follows:

	2001		2000

	As Previously		As Previously
(In thousands)	Reported	As Restated	Reported	As Restated

At December 31,

Accounts receivable — net	$79,444	$78,488	$57,825	$57,825

Deferred income taxes	10,844	13,492	13,069	13,614

Total current assets	210,175	211,787	170,523	171,068

Total assets	441,304	442,916	388,587	389,132

Deferred revenue	12,831	14,377	2,211	3,545

Accrued liabilities other	10,797	12,936	14,014	14,180

Total current liabilities	91,543	94,011	98,469	100,169

Other long-term liabilities	2,713	4,748	50	50

Additional paid-in capital	404,993	407,210	391,699	391,699

Total stockholders’ equity	337,206	334,315	287,320	286,165

For the year ended December 31, 2001

	As Previously
	Reported			As Restated
(In thousands, except per share data)	(1)	(2)	(3)

Net revenue	$513,637	$(4,168)	$27,690	$537,159

Total cost of revenue	306,889	488	27,690	335,067

Gross margin	206,748	(4,656)		202,092

Income from operations	56,077	(5,256)		50,821

Provision for income taxes	(18,956)	1,303		(17,653)

Net income	37,292	(3,953)		33,339

Net income per share — basic	$0.81			$0.72

Net income per share — diluted	$0.79			$0.70

For the year ended December 31, 2000

	As Previously
	Reported			As Restated
(In thousands, except per share data)	(1)	(2)	(3)

Net revenue	$417,894	$(1,334)	$22,739	$439,299

Total cost of revenue	261,962	166	22,739	284,867

Gross margin	155,932	(1,500)		154,432

Income from operations	9,876	(1,500)		8,376

Provision for income taxes	(3,644)	345		(3,299)

Net income	4,638	(1,155)		3,483

Net income per share — basic	$0.11			$0.08

Net income per share — diluted	$0.11			$0.08

(1)	As reported in the Company’s Form 10-K for the year ended December 31, 2001.

(2)	Effects of restatements outlined above.

(3)	Effects of the EITF Issue No. 01-14 outlined above.

     In October and November 2002, the staff of the Securities and Exchange Commission requested additional information from us related to, among other things, certain of the matters that are the subject of this restatement.

EFUNDS CORPORATION
SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2001 Quarters Ended,(2)

	As Restated (1)
(dollars in thousands except per share amounts)	March 31	June 30	September 30		December 31

Net revenue	$130,555	$127,204	$141,275		$138,125

Cost of revenue	85,938	84,282	81,836	(3)	83,011

Net income	3,744	4,177	13,749		11,669

Per share of common stock:

Net income — basic	$0.08	$0.09	$0.30		$0.25

Net income — diluted	$0.08	$0.09	$0.29		$0.25

	2001 Quarters Ended,(2)

	As Previously Reported (1)
(dollars in thousands except per share amounts)	March 31	June 30	September 30		December 31

Net revenue	$124,498	$126,057	$132,978		$130,104

Cost of revenue	79,650	77,532	74,046	(3)	75,661

Net income	4,083	7,738	13,645		11,826

Per share of common stock:

Net income — basic	$0.09	$0.17	$0.30		$0.26

Net income — diluted	$0.09	$0.16	$0.28		$0.25

(1)	See Note 15 to the consolidated financial statements.

(2)	The sum of quarterly earnings per share may not equal annual earnings per share, due to rounding.

(3)	Includes a net credit of $2.5 million to reduce the reserve for additional expected future losses on existing contracts of the government services segment.

	2000 Quarters Ended,(2)

	As Restated (1)
(dollars in thousands except per share amounts)	March 31	June 30	September 30	December 31

Net revenue	$105,302	$103,710	$109,914	$120,373

Cost of revenue	64,102	74,701 (3)	69,267	76,797

Net income (loss)	1,026	(6,362)	3,963	4,856

Per share of common stock:

Net income (loss) — basic and diluted	$0.03	$(0.16)	$0.09	$0.11

	2000 Quarters Ended,(2)

	As Previously Reported (1)
(dollars in thousands except per share amounts)	March 31	June 30	September 30	December 31

Net revenue	$100,255	$100,970	$104,003	$112,666

Cost of revenue	58,757	69,139 (3)	63,475	70,591

Net income (loss)	1,216	(4,566)	3,887	4,101

Per share of common stock:

Net income (loss) — basic and diluted	$0.03	$(0.11)	$0.09	$0.09

(1)	See Note 15 to the consolidated financial statements.

(2)	The sum of quarterly earnings per share may not equal annual earnings per share, due to rounding.

(3)	Includes a charge of $9.7 million to reserve for additional expected future losses on existing contracts of the government services segment.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following financial statements, schedules and independent auditors’ report and consent are filed with or incorporated by reference in this report:

Financial Statements	Page in This Report

Independent Auditors’ Report	18

Consolidated Balance Sheets at December 31, 2001 and 2000	19

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001	20

Consolidated Statements of Comprehensive Income (loss) for each of the three years in the period ended December 31, 2001	21

Consolidated Statements of Stockholders’ Equity	22

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001	23

Notes to Consolidated Financial Statements	24-48

Supplemental Financial Information (Unaudited):

Summarized Quarterly Financial Data	49

Independent Auditors’ Consent	F-1

Schedule re: Valuation and Qualifying Accounts	F-2

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

Unaudited Consolidated Balance Sheets of ACI and Subsidiary at June 30, 2001 and 2000

Unaudited Consolidated Statements on Income of ACI and Subsidiary for the Six-Month periods ended June 30, 2001 and 2000

Unaudited Consolidated Cash Flows of ACI and Subsidiary for the Six-Month periods ended June 30, 2001 and 2000

Audited Consolidated Balance Sheet of ACI and Subsidiary at December 31, 2000

Audited Consolidated Statement of Members’ Equity of ACI and Subsidiary for the period March 1, 2000 (Date of Formation) through December 31, 2000

Audited Consolidated Statement of Cash Flows of ACI and Subsidiary for the period March 1, 2000 (Date of Formation) through December 31, 2000

Audited Consolidated Balance Sheet of Access Cash International, Inc. (“ACI”) and Subsidiary at December 31, 1999

Audited Consolidated Statement of Income of ACI and Subsidiary for the Year Ended December 31, 1999

Audited Consolidated Statement of Cash Flows of ACI and Subsidiary for the Year Ended December 31, 1999

Unaudited Pro Forma Consolidated Balance Sheet of the Company and Subsidiaries at June 30, 2001

Unaudited Pro Forma Consolidated Statement of Operations of the Company and Subsidiaries for the Year

         Ended December 31, 2000 and the Six-Months ended June 30, 2001

The following exhibits are filed as part of this amended annual report:

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

23.1	Consent of Deloitte & Touche L.L.P. (incorporated by reference to page F-1 of this Amended Annual Report on Form 10-K/A)	*

23.2	Consent of Arthur Andersen & Associates	Filed herewith

99.1	Independent Auditors’ Report of Arthur Andersen & Associates	Filed herewith

99.2	Certification by Thomas S. Liston	Filed herewith

99.3	Certification by Paul F. Walsh	Filed herewith

99.4	Written Statement by Paul F. Walsh	Filed herewith

99.5	Written Statement by Thomas S. Liston	Filed herewith

*	Incorporated by reference

         Note to recipients of Form 10-K/A: Copies of exhibits will be furnished upon written request and payment of the Company’s reasonable expenses ($.25 per page) in furnishing such copies.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Scottsdale, Arizona.

eFUNDS CORPORATION

Date: November 29, 2002	By:	/S/ PAUL F. WALSH Paul F. Walsh Chairman of the Board of Directors and Chief Executive Officer

INDEPENDENT AUDITORS’ CONSENT AND REPORT

The Board of Directors and Stockholders of:
eFunds Corporation
Scottsdale, Arizona

We consent to the incorporation by reference in Registration Statement Nos. 333-51568, 333-51564, 333-51536, and 333-44830 of eFunds Corporation on Form S-8 of our report dated February 25, 2002 (March 8, 2002 as to the second paragraph of Note 12; November 27, 2002, as to the effects of the restatement discussed in Note 15), which expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement described in Note 15, appearing in the Annual Report on Form 10-K/A of eFunds Corporation for the year ended December 31, 2001.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedule of eFunds Corporation, attached as page F-2 to this Annual Report on Form 10-K/A. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Phoenix, Arizona
November 27, 2002

F-1

eFUNDS CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

(in thousands)			Additions

		Balance	Charged to	Charged to		Balance
		at beginning	costs and	other		at end of
Description	Year	of period	expenses	accounts	Deductions(1)	period

Allowance for Doubtful Accounts	2001	$5,296	$1,755	$—	$(2,260)	$4,791

	2000	4,513	3,278	—	(2,495)	5,296

	1999	2,122	2,918	—	(527)	4,513

(1)  Deductions from the reserve represent write-offs and collections of amounts for which specific reserves had been previously established.

F-2

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

23.2	Consent of Arthur Andersen & Associates

99.1	Independent Auditors’ Report of Arthur Andersen & Associates

99.2	Certification by Thomas S. Liston

99.3	Certification by Paul F. Walsh

99.4	Written Statement by Paul F. Walsh

99.5	Written Statement by Thomas S. Liston