Form 10-Q/A
period 2002-03-31
EFUNDS CORP
filed 2002-12-02
CIK 1109190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

This Form 10-Q/A is filed to amend the Form 10-Q for the quarter ended March 31, 2002 to include restated financial statements as discussed in Note 12 to the condensed consolidated financial statements. For purposes of this 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the registrant has amended and restated in its entirety each item of its Quarterly Report on Form 10-Q which has been affected by the financial statement restatement. In order to preserve the nature and character of the disclosure set forth in such items as of the original filing date of such Report, this Form 10-Q/A does not otherwise modify the disclosures in that Report which were not affected by the restatement.

PART I. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Index to Exhibits
EX-99.1
EX-99.2
EX-99.3
EX-99.4

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(As Restated – see Note 12)

	March 31,	December 31,
(dollars in thousands)	2002	2001

Current assets:

Cash and cash equivalents	$104,322	$101,871

Deposits subject to compensating balance arrangement	2,448	2,448

Restricted custodial cash	3,839	1,124

Accounts receivable – net	76,187	78,488

Deferred income taxes	13,254	13,492

Prepaid expenses and other current assets	15,705	14,364

Total current assets	215,755	211,787

Property and equipment – net	72,762	75,638

Long-term investments	2,728	2,747

Intangibles:

Goodwill – net	93,899	87,151

Other intangible assets – net	63,303	60,432

Total intangibles – net	157,202	147,583

Other non-current assets	4,909	5,161

Total non-current assets	237,601	231,129

Total assets	$453,356	$442,916

Current liabilities:

Accounts payable	$29,943	$25,511

Accrued liabilities	29,609	36,565

Accrued contract losses	13,569	14,777

Deferred revenue	20,003	14,377

Long-term debt due within one year	2,384	2,781

Total current liabilities	95,508	94,011

Long-term debt	2,138	2,529

Deferred income taxes	7,323	7,313

Other long-term liabilities	3,739	4,748

Total liabilities	108,708	108,601

Commitments and contingencies (Notes 4, 7 and 11)

Stockholders’ equity:

Preferred stock $.01 par value; 100,000,000 shares authorized; no shares

Issued and outstanding	—	—

Common stock $.01 par value; authorized: 250,000,000 shares; issued and outstanding: 46,561,487 shares at March 31, 2002 and 46,379,841 at December 31, 2001)	466	464

Additional paid-in capital	409,344	407,210

Accumulated deficit	(62,523)	(71,049)

Accumulated other comprehensive loss	(2,639)	(2,310)

Stockholders’ equity	344,648	334,315

Total liabilities and stockholders’ equity	$453,356	$442,916

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(As Restated – see Note 12)

	Three Months Ended March 31,

(dollars and shares in thousands, except per share amounts)	2002	2001

Net revenue	$133,997	$130,555

Operating expenses:

Processing, communication, and service costs	50,787	48,860

Employee costs	51,018	51,671

Depreciation and amortization	9,542	9,789

Other operating costs	10,192	11,226

Restructuring and asset impairment charges	—	3,200

Total operating expenses	121,539	124,746

Income from operations	12,458	5,809

Other income — net	402	545

Income before income taxes	12,860	6,354

Provision for income taxes	(4,334)	(2,610)

Net income	$8,526	$3,744

Weighted average shares outstanding	46,473	45,506

Weighted average shares and potential dilutive shares outstanding	47,806	46,249

Net income per share — basic	$0.18	$0.08

Net income per share — diluted	$0.18	$0.08

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(As Restated – see Note 12)

	Three Months Ended
	March 31,

(dollars in thousands)	2002	2001

Cash flows from operating activities:

Net income	$8,526	$3,744

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation	4,843	4,438

Amortization of intangibles	4,699	5,351

Loss on disposals of property and equipment	106	71

Deferred income taxes	248	(66)

Changes in assets and liabilities:

Restricted custodial cash	(2,715)	884

Accounts receivable	2,301	(19,076)

Accounts payable	4,432	666

Accrued contract losses	(1,208)	(785)

Other assets and liabilities	(3,340)	2,520

Net cash provided by (used in) operating activities	17,892	(2,253)

Cash flows from investing activities:

Capital expenditures	(5,372)	(9,077)

Acquisitions	(11,444)	—

Other	26	—

Net cash used in investing activities	(16,790)	(9,077)

Cash flows from financing activities:

Net borrowings (repayments) on line of credit	—	(5,303)

Payments on long-term debt	(787)	(499)

Release of loan guarantee collateral	—	8,500

Issuance of common stock	2,136	374

Net cash provided by financing activities	1,349	3,072

Net increase (decrease) in cash and cash equivalents	2,451	(8,258)

Cash and cash equivalents at beginning of period	101,871	78,731

Cash and cash equivalents at end of period	$104,322	$70,473

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$1,612	$311

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Note 2 — Consolidation and Basis of Presentation:
 The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies, included in “Long-term investments”, are accounted for under the cost method as of March 31, 2002. The consolidated financial statements should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results of any future period.

Note 3 — Accounting Change:
 In January 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (formerly EITF Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses should be classified as revenue and is effective for financial reporting periods beginning after December 15, 2001. EITF Issue No. 01-14 requires that financial statements for prior periods presented be reclassified to comply with these provisions. The Company typically incurs telecommunications, network customer fees, travel, maintenance and repair, and other transaction costs that are billed to and reimbursed by customers. These reimbursements were previously classified as a reduction in operating expenses. The effect of the Company’s adoption of EITF Issue No. 01-14 was an increase in net revenue and operating expenses of $7.1 million and $6.1 million for the quarters ended March 31, 2002 and 2001, respectively, with no effect on the Company’s financial position or net income.

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

In March 2000, the Company paid cash of $20.0 million for an approximate 24% interest in Access Cash International L.L.C., a Delaware limited liability company (ACI). ACI was the second largest independent provider of ATM services in the United States. ACI provided turnkey ATM deployment solutions, including ATM sales and management activities, as well as branding and advertising services. The Company accounted for this initial investment under the equity method of accounting, which requires that an investor record its share of the losses attributable to its ownership interest. Accordingly, the Company’s results of operations for the period from January 1, 2001 to September 30, 2001 include its 24% share of the results of operations of ACI. The difference of $20.0 million between the amount of the investment and the underlying equity in the net assets of ACI was being amortized over 15 years and included in other income-net. Effective October 1, 2001, the Company acquired the remaining approximately 76% equity interest in ACI. The final acquisition has been accounted for as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. As a result of the acquisition of the remaining equity interest in ACI, the Company consolidated ACI’s results of operations with its own, as ACI was a wholly-owned subsidiary from the date of acquisition forward.

The purchase price (Purchase Price) of the remaining 76% of ACI was $44.6 million, of which approximately $40.3 million was paid in cash on or prior to the closing date of the acquisition. Payment of the balance of approximately $4.3 million is subject to the satisfaction of certain post-closing conditions. If these conditions are resolved such that the Company is required to pay any portion of the balance of the Purchase Price, such payments will be accounted for as an increase in goodwill. The Purchase Price was determined by negotiation between the parties and resulted in the recognition of goodwill as that price exceeded the estimated fair values of identifiable assets and liabilities and intangible assets with finite useful lives.

The following table summarizes the unaudited pro forma results of operations of the Company as though the acquisitions of Hanco and ACI had occurred at the beginning of each period presented:

	Quarter Ended March 31,

(dollars in thousands, except per share amounts)	2002	2001

Revenue	$135,714	$134,422

Net income	8,544	2,823

Net income per share:

Basic	0.18	0.06

Diluted	0.18	0.06

Note 5 — Goodwill and Other Intangible Assets:
 Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS 142”) which was issued by the Financial Accounting Standards Board in June 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Upon the adoption of SFAS 142, the Company stopped amortizing the goodwill it recorded in connection with business combinations. The following table reconciles the net income and earnings per share the Company reported for the three months ended March 31, 2001 to exclude the amortization expense, net of taxes, related to goodwill that is no longer being amortized:

	Three Months Ended
	March 31,

	2002	2001
(dollars in thousands, except per share amounts)
Reported net income	$8,526	$3,744

Pro forma adjustment for purchased goodwill amortization	—	977

Pro forma adjustment for ACI equity investment amortization	—	206

Adjusted net income	8,526	4,927

Adjusted basic earnings per share	0.18	0.11

Adjusted diluted earnings per share	0.18	0.11

Other intangible assets, both acquired and developed, subject to amortization were as follows:

		March 31, 2002			December 31, 2001

	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(dollars in	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net
thousands)
Software	3 to 5	$67,497	$(32,539)	$34,958	$65,079	$(29,427)	$35,652

Customer contracts	15 to 25	15,826	(390)	15,436	11,693	(195)	11,498

Other	3 to 5	72,650	(59,741)	12,909	71,768	(58,486)	13,282

		$155,973	$(92,670)	$63,303	$148,540	$(88,108)	$60,432

For the three months ended March 31, 2002 and 2001, amortization expense for intangible assets was $4.7 million and $5.4 million, respectively. The estimated future annual amortization expense for other intangible assets held at March 31, 2002 is $16 million, $12 million, $7 million, $4 million and $2 million for the years 2003, 2004, 2005, 2006 and 2007, respectively.

SFAS No. 142 requires that a transitional impairment test be performed on goodwill balances in existence at the date of its adoption. The Company is required to complete the first step of this impairment test by June 30, 2002 by assessing whether the fair values of the component group’s net assets are sufficient to support the recorded values of goodwill and intangible assets. The Company has performed a preliminary assessment of the goodwill and intangible assets recorded as of December 31, 2001 and believes that, based upon the results of this assessment, its goodwill and other intangible assets are not impaired. The Company will finalize this assessment prior to June 30, 2002.

Note 6 – Accrued Liabilities:

Accrued Contract Losses

The Company has historically incurred losses related to its government services business and has established a reserve to provide for expected losses on existing long-term service contracts. Charges to the Company’s loss reserve are reflected as a reduction of operating expenses in the Company’s consolidated statement of operations and were as follows:

	Quarter Ended March 31,

	2002	2001
(dollars in thousands)
Beginning Balance	$14,777	$22,247

Charges to loss reserve	(1,208)	(785)

Ending Balance	$13,569	$21,462

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

The following table summarizes the change in the Company’s restructuring accruals for the quarter ended March 31, 2002:

	Number of
	employees
	affected	Amount
(dollars in thousands)
Balance, December 31, 2001	74	$2,408

Severance paid	31	(452)

Adjustments	—	—

Balance, March 31, 2002	43	$1,956

Note 7 – Long-term Debt and Credit Facilities:

Long-term debt consists principally of capital lease obligations related to equipment. Long-term debt was as follows:

	March 31,	December 31,
	2002	2001
(dollars in thousands)
Capital leases and other	$4,522	$5,310

Less amount due within one year	(2,384)	(2,781)

Total	$2,138	$2,529

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

Note 8 — Net Income Per Share:

Net income per share – basic is computed by dividing net income by the weighted average number of shares outstanding. Net income per share – diluted is computed by dividing net income by the weighted average number of shares outstanding and, if dilutive, the weighted average number of potentially dilutive common shares outstanding. Potentially dilutive common shares are shares issuable upon the exercise of outstanding in the money stock option agreements. The Company uses the treasury stock method to calculate diluted weighted average shares outstanding. This method assumes that the Company uses the proceeds received from the hypothetical exercise of dilutive stock options to repurchase shares at the average market price per share during the period.

The following table reflects the calculation of basic and diluted net income per share:

	Quarter Ended
	March 31,

	2002	2001
(dollars and shares outstanding in thousands, except per share amounts)
Net income per share – basic:

Net income	$8,526	$3,744

Weighted average shares outstanding	46,473	45,506

Net income per share – basic	$0.18	$0.08

Net income per share – diluted:

Net income	$8,526	$3,744

Weighted average shares outstanding	46,473	45,506

Dilutive impact of stock options and stock purchase plans	1,333	743

Weighted average shares and dilutive shares outstanding	47,806	46,249

Net income per share — diluted	$0.18	$0.08

Note 9 – Comprehensive Income:

The Company’s total comprehensive income for the quarters ended March 31, 2002 and 2001 was $8.2 million and $3.4 million, respectively. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.

Note 10 – Business Segments:

As a result of restructuring, integration initiatives and its ATM acquisition strategy, the Company has reorganized its segments to consolidate government services with its previous electronic payments segment. In addition, new segments consisting of ATM management services, decision support and risk management, and professional services have been separately identified. The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The electronic payments segment includes ACH, POS, EFT and other processing services across multiple financial networks, and EBT services for government agencies. The ATM management services segment consists of ATM deployment, management and branding services. The decision support and risk management segment provides risk management based data and other products to financial institutions, retailers and other businesses to assist them in detecting fraud and assessing the risk of opening a new account or accepting a check. The professional services segment provides EFT software sales, software applications development, maintenance and installation, and business process outsourcing services. The segment information presented below for the three months ended March 31, 2001 has been restated for comparative purposes to reflect the Company’s current segments.

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

Information concerning operations in these reportable segments of business is as follows:

	Quarter Ended March 31, 2002

			Decision
		ATM	Support and
	Electronic	Management	Risk	Professional		Total
	Payments	Services	Management	Services	Corporate	Consolidated
(dollars in thousands)
Net revenue	$46,507	$20,640	$37,325	$29,525	$—	$133,997

Operating expenses	34,124	19,254	29,108	18,879	20,174	121,539

Operating income	12,383	1,386	8,217	10,646	(20,174)	12,458

	Quarter Ended March 31, 2001

			Decision
		ATM	Support and
	Electronic	Management	Risk	Professional		Total
	Payments	Services	Management	Services	Corporate	Consolidated
(dollars in thousands)
Net revenue	$45,197	$16,580	$37,389	$31,389	$—	$130,555

Operating expenses before restructuring and asset impairment charges	33,499	16,562	27,458	20,222	23,805	121,546

Operating income excluding restructuring and asset impairment charges	11,698	18	9,931	11,167	(23,805)	9,009

Net special items	—	—	(3,200)	—	—	(3,200)

Operating income including restructuring and asset impairment charges	11,698	18	6,731	11,167	(23,805)	5,809

The Company has not disclosed assets by segment as this information is not reviewed by the chief operating decision maker, is not produced internally and it is not practicable to prepare it.

Revenue is attributed to geographic areas based on the location of the assets producing the revenue. The Company’s operations by geographic area are as follows:

	Total Net Revenue
	Quarter Ended March 31,		Property and Equipment

			March 31,	December 31,
	2002	2001	2002	2001
(dollars in thousands)
United States	$121,372	$119,783	$62,263	$64,687

United Kingdom	4,751	5,091	1,591	1,736

India	6,000	5,681	8,586	8,950

Other foreign countries	1,874	—	322	265

Total consolidated	$133,997	$130,555	$72,762	$75,638

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

On March 8, 2002, the Company received a letter from a Staff Accountant at the Central Regional Office of the Securities and Exchange Commission (the “SEC”) stating that the SEC is conducting an inquiry of the Company and requesting the Company’s voluntary assistance in connection with the provision of certain documents relating to its 2001 financial results and certain transactions between the Company and ACI, among other things. The letter from the SEC states that the inquiry is non-public and that it should not be construed as an indication that the SEC believes any violation of law has occurred. The Company intends to cooperate fully with the SEC in resolving this matter.

Note 12 — Restatement:

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

United Kingdom — Software Licenses:

Management also determined that $1.0 million in software licenses sold by the Company’s subsidiary in the United Kingdom during 2001 had been incorrectly recognized as revenue prior to obtaining a signed license agreement which resulted in an overstatement of revenue of $0.2 million and $0.8 million in the first and second quarters of 2001, respectively, and an understatement of revenues of $0.9 million and $0.1 million, respectively, in the third and fourth quarters of 2001.

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

As a result, the accompanying condensed consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been restated from amounts previously reported to revise the accounting for these transactions. A summary of the significant effects of the restatement on the accompanying financial statements is as follows:

	As of March 31, 2002		As of December 31, 2001

	As		As
	Previously		Previously
	Reported	As Restated	Reported	As Restated
(in thousands)
Accounts receivable – net	$76,187	$76,187	$79,444	$78,488

Deferred income taxes	10,899	13,254	10,844	13,492

Prepaid expenses and other current assets	15,763	15,705	14,444	14,364

Total current assets	213,458	215,755	210,175	211,787

Total assets	451,059	453,356	441,304	442,916

Accrued liabilities	28,980	29,609	35,643	36,565

Deferred revenue	18,001	20,003	12,831	14,377

Total current liabilities	92,877	95,508	91,543	94,011

Other long-term liabilities	1,865	3,739	2,713	4,748

Total liabilities	104,203	108,708	104,098	108,601

Additional paid-in capital	407,127	409,344	404,993	407,210

Total stockholders’ equity	346,856	344,648	337,206	334,315

	For the Quarter Ended March 31,

	2002		2001

	As		As
	Previously		Previously
	Reported	As Restated	Reported	As Restated
(in thousands, except per share data)
Net revenue	$133,497	$133,997	$130,620	$130,555

Processing, communication, and service costs	51,263	50,787	48,694	48,860

Total operating expenses	122,015	121,539	124,580	124,746

Income from operations	11,482	12,458	6,040	5,809

Provisions for income taxes	(4,041)	(4,334)	(2,502)	(2,610)

Net income	7,843	8,526	4,083	3,744

Net income per share – basic	$0.17	$0.18	$0.09	$0.08

Net income per share – diluted	$0.16	$0.18	$0.09	$0.08

In October 2002, the staff of the Securities and Exchange Commission requested additional information from us related to, among other things, certain of the matters that are the subject of this restatement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS:

As discussed in Note 12 to the condensed consolidated financial statements included in Item 1, the condensed consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been restated. The following management discussion and analysis takes into account the effects of the restatement.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q/A and our 2001 Annual Report on Form 10-K/A filed with the Securities & Exchange Commission.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, accrued contract losses, bad debts, income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition — Our net revenues consist of transaction processing and service fees, decision support fees, software licensing, maintenance and support fees, government service fees, and information technology consulting and business process management services fees. Our revenue recognition policies for these various fees are as follows:

•	Transaction processing and service fees are recognized in the period that the service is performed. These services consist of processing our customers’ electronic debit transactions through electronic funds transfer networks and settling the funds with the financial institutions involved in the transactions. Additionally, these services include monitoring ATMs and point-of-sale devices to alert our customers when potential problems occur. These fees are charged on a per transaction basis, depending on the contractual arrangement with the customer. We also receive fees paid by consumers utilizing ATM machines owned or managed by us and fees paid by their banks for interchange services. Government services fees are recognized in the period services are provided based on monthly fees per benefits recipient.

•	Decision support fees are recognized as revenue in the period the services are provided. Decision support services consist of new account applicant and check verification screenings to manage the risk associated with account openings and check acceptance. Decision support fees are based on the number of inquiries against the databases used for screening purposes or monthly fees based on the aggregate dollar value of checks authorized by the retailer or other similar measures, depending on the product and service.

•	Software and data license fees for standard products are recognized when a license agreement has been signed, the license fee is fixed and determinable, collectibility of the license fee is probable, delivery has occurred and there are no uncertainties surrounding product acceptance. If a license contains customer acceptance criteria for which significant uncertainties exist, the revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Certain software products include multiple modules and the license fee charged to the customer is based on the modules licensed. If a customer contract requires we deliver multiple elements, then upfront fees are recognized as revenue if vendor specific objective evidence of fair value exists for each of the undelivered elements. If vendor specific objective evidence of fair value does not exist, then the total fees of the arrangement are recognized over the term of the related agreement based upon delivery of all essential elements.

•	We also provide professional services consisting of information technology consulting and business process management services. Recognition of revenue from providing such services is generally recognized under one of two methods, depending on contractual terms. Under the time and materials method, which is relevant to nearly all of our professional services contracts, revenue is based on a fee per hour basis and is recognized as hours are completed. Under the fixed contract method, a pre-set fee is agreed upon for a project, and revenue is recognized proportionately to the percentage of completion of the project. If the information technology consulting services involve the significant customization of software that has been licensed from us, the license fee is also recognized proportionately to the percentage of completion of the project.

•	Software maintenance and support revenue is recognized ratably over the term of the contract, or as the services are provided.

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

Income Taxes — Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments would include, but would not be limited to, the likelihood the Company would realize the benefits of net operating loss carry forwards, the adequacy of valuation allowances, the rates used to measure transactions with foreign subsidiaries and the development of valuation models used for measuring the value of certain transactions. Further, our operations are governed by and subject to government regulations in the United States and in foreign countries in which we operate, including laws and regulations relating to taxation. The judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. The Company recognizes tax liabilities at such time as they are judged to be probable of being incurred and they can be reasonably estimated. It is possible that either foreign or domestic taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur tax liabilities in excess of those currently recorded.

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

Results of Operations — Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

The following table presents, for the periods indicated, the relative composition of net revenues and selected statements of operations data as a percentage of net revenues:

	Quarter Ended March 31,

	2002	2001

Net revenue

Electronic payments	34.7%	34.6%

ATM management services	15.4	12.7

Decision support and risk management	27.9	28.6

Professional services	22.0	24.1

Total net revenues	100.0	100.0

Operating expenses

Processing, communication and service costs	37.9	37.4

Employee costs	38.1	39.6

Depreciation and amortization	7.1	7.5

Other operating expenses	7.6	8.6

Restructuring and asset impairment charges	—	2.4

Total operating expenses	90.7	95.5

Income from operations	9.3	4.5

Other income-net	0.3	0.4

Income before income taxes	9.6	4.9

Provision for income taxes	(3.2)	(2.0)

Net income	6.4%	2.9%

Net revenue – Net revenue increased $3.4 million, or 2.6%, to $134.0 million in the first quarter of 2002 from $130.6 million in the first quarter of 2001.

Electronic payments net revenue increased $1.3 million, or 2.9%, to $46.5 million in the first quarter of 2002 from $45.2 million in the first quarter of 2001. Our EBT revenues increased due to the renewal of certain government contracts at improved rates and an increased caseload volume. Excluding the impact of EITF 01-14 (see Accounting Change in Note 3 to financial statements), revenues from ACH, POS, EFT and other processing decreased slightly due to the expected revenue declines associated with the STAR network we experienced during the first quarter of 2002 as compared to the comparable period last year. Transaction processing volumes, exclusive of transactions related to EBT services and STAR, increased approximately 21% during the first quarter of 2002 compared to the same period in 2001 while revenues from these processing services, increased by approximately 7.8% over the first quarter of last year. The increase in processing revenues is not directly proportional to the increase in processing volumes because processing activities with lower unit prices increased substantially more than those processing activities with higher unit prices.

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

Decision support and risk management revenue decreased $0.1 million, or 0.3%, to $37.3 million in the first quarter of 2002 from $37.4 million in the first quarter of the prior year. Revenues from SCAN(SM), our retail check verification service, have declined primarily due to additional retail bankruptcies of our customers. This decrease was offset by revenue growth in our ChexSystems(SM) products in both volume and higher value product mix due to a response by financial institutions to an expected mandate by the U.S. government for better customer screening under the USA Patriot Act.

Revenues from professional services decreased $1.9 million, or 6.1%, to $29.5 million in the first quarter of 2002 from $31.4 million in the first quarter of the prior year. Revenue from information technology services provided under our contract with Deluxe declined from $12.5 million in the first quarter of 2001 to $10.3 million in the first quarter of 2002. If Deluxe fails to spend a minimum of $43 million for software development services under our software development and business process outsourcing agreement with it in any year, it will be obligated to make payments to us based on a schedule in the contract that is reflective of an estimate of our lost profits. Although Deluxe had previously indicated to us that it expects to purchase software development services from us in 2002 at approximately the $43 million level contemplated by our outsourcing agreement with it, we currently anticipate that 2002 revenues from software development activities performed pursuant to this agreement will approximate $39 million. The provision of services by us under this software development and business process outsourcing agreement is non-exclusive, and Deluxe may contract with any third party for the provision of professional services. Revenues from other information technology clients declined by $3.2 million in the first quarter of 2002 as compared to the same period for the prior year as a result of our decision in 2001 to cease providing stand-alone information technology development services. This decline in information technology services activity was offset by increased software sales in the first quarter of this year. The following table illustrates our revenue generated from software sales:

	Quarter Ended March 31,

	2002	2001
(dollars in thousands)
License fees	$7,699	$2,854

Maintenance	3,417	3,200

Software modifications	1,416	3,125

	$12,532	$9,179

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

Processing, communication and service costs – This category includes cost of processing, telecommunications, computer equipment and promotional services. These costs increased $1.9 million, or 3.9%, to $50.8 million in the first quarter of 2002 from $48.9 million in the same period of the prior year. As a percentage of net revenue, processing, communication and service costs were 37.9% in the first quarter of 2002 compared to 37.4% for the same period of 2001. Telecommunications, third party processing charges and cost of equipment sales have increased along with the increase in ATM processing and ATM equipment sales. Currently, we provide the processing for approximately 5,100 of the 11,000 ATM machines in our network and we expect to complete the transition of the processing for the remaining 4,800 of our U.S. ATMs to our networks by the end of the year. Due to existing contractual commitments, processing for the approximately 1,100 ATMs we have in Canada will not likely be transitioned to our networks for a substantial period of time. Reimbursable costs, the majority of which related to transaction processing, that are billed to customers also increased in the first quarter of 2002 compared to the same period of the prior year due to increased transaction volumes.

Employee costs – Expenditures in this category represent employee compensation and related employee expenses, benefits and travel. These costs decreased $0.7 million, or 1.4%, to $51.0 million in the first quarter of 2002 from $51.7 million in the first quarter of 2001. As a percentage of net revenue, employee costs were 38.1% in the first quarter of 2002, compared to 39.6% for the first quarter of 2001. Although we had approximately 200 more employees in the first quarter of 2002 than we did in the first quarter of 2001, due in part to the addition of ACI employees, we experienced cost savings by re-deploying certain development responsibilities to our India based operations and as a result of initiatives begun in 2001 such as the consolidation of our data center operations. Additionally, our travel expenditures were less in the first quarter of 2002 compared to the same period of the prior year.

Depreciation and amortization – These costs represent depreciation of facilities and equipment, amortization of intangible assets, such as capitalized software costs and customer contract costs, and, prior to implementation of SFAS 142 in 2002, amortization of goodwill. Depreciation and amortization decreased $0.3 million, or 3.1%, to $9.5 million in the first quarter of 2002 from $9.8 million for the first quarter of 2001. As a percentage of revenue, these costs were 7.1% in the first quarter of 2002 and 7.5% for the same period of the prior year. Approximately $1 million of amortization of goodwill was recorded in the first quarter of 2001, whereas no such amortization was recorded in 2002. This decrease was offset by more depreciation of property and equipment, more amortization of internally developed software, and amortization of customer contracts recorded in connection with the purchase of ACI.

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

Income from operations – Income from operations increased $6.7 million, or 115.5%, to $12.5 million in the first quarter of 2002 compared to $5.8 million in the first quarter of 2001. As a percentage of net revenue, income from operations was 9.3% for the first quarter in 2002 compared to 4.5% for the same period of the prior year. Part of this increase is due to the $3.2 million restructuring and asset impairment charge we recorded in the first quarter of 2001 for severance and lease costs related to the closure of our operations in Bothell, Washington. There were no similar charges for the first quarter of 2002. Also, in accordance with SFAS No. 142, we stopped amortizing goodwill in the first quarter of 2002. Goodwill amortization for the same period of the prior year was approximately $1 million. Excluding the charge for the closure of Bothell operations and the elimination of amortization of goodwill, income from operations increased approximately $2.5 million, or approximately 25%. As a percentage of revenue, income from operations, excluding special charges and goodwill amortization in the first quarter of 2001, increased to 9.3% in the first quarter of 2002 from 7.7% in the same period of the prior year. The improvement is attributable to our continued cost savings initiatives and a slightly higher percentage of software sales during the first quarter of 2002 compared to the same period of the prior year.

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

Provision for income taxes – The provision for income taxes was $4.3 million in the first quarter of 2002 compared to $2.6 million in the first quarter of 2001 resulting in effective tax rates of 33.7% and 41.1%, respectively. The decrease in our effective tax rate is primarily a result of the cessation of goodwill amortization beginning in 2002 which was non-deductible for tax purposes and increased earnings by our Indian subsidiary. Our Indian software development and business process management operations qualify for tax incentives associated with businesses that operate within designated geographic locations. Such incentives generally provide us with exemptions from Indian income tax on certain business income generated from these operations. As a result of a recent change in Indian tax law, effective April 1, 2002 and through March 31, 2003, 10% of this previously tax exempt income will be subject to Indian income tax at the rate of 35%. We do not expect that this change will have a significant impact on our effective tax rate for 2002. The remaining tax incentives phase out through March 2009.

Liquidity, Capital Resources, and Financial Condition –

At March 31, 2002, net working capital was $120.2 million, compared to $117.8 million at December 31, 2001. Cash and cash equivalents, including cash in ATMs of approximately $20 million, totaled $104.3 million at March 31, 2002, an increase of $2.4 million from December 31, 2001. This cash was generated primarily from operating activities. At March 31, 2002, we had $3.8 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients.

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

The following table sets forth a summary of our cash flow activity and should be read in conjunction with our unaudited consolidated statements of cash flows:

	Summary of Cash Flows
	Quarter Ended March 31,

	2002	2001
(dollars in thousands)
Cash provided by (used in) operating activities	$17,892	$(2,253)

Cash used in investing activities	(16,790)	(9,077)

Cash provided by financing activities	1,349	3,072

Net increase (decrease) in cash and cash equivalents	$2,451	$(8,258)

Net cash flows from operating activities provided $17.9 million and used $2.3 million for the quarters ended March 31, 2002 and 2001, respectively. The increase in operating cash flow compared to the same quarter last year resulted from greater operating income and effective management of working capital accounts. During the quarter ended March 31, 2002, accounts receivable decreased by $2.3 million, whereas accounts receivable increased by $19.1 million for the same quarter of the prior year. The increase last year was due to the growth of our Company and also because billings to Deluxe were shown as receivables in 2001 as opposed to intercompany balances at December 31, 2000.

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

Transactions with STAR – In 2001, Concord EFS acquired the STAR debit network, formerly our largest transaction processing customer, and notified us that it intended to terminate STAR’s processing agreement with us and perform the processing for this network at its own data centers. As part of the transition of this activity, STAR licensed our EFT software and contracted for the long-term maintenance thereof and for professional services to assist in the migration effort. The licenses to STAR represented our largest software licensing transactions to date. The transition of the processing for the STAR network to Concord EFS is currently scheduled to be completed by the fourth quarter of 2002. Concord EFS will pay us fixed monthly fees for the transaction processing we will perform for the STAR network during the transition period and we expect to see the revenues from our relationship with STAR decline substantially from historical levels in future periods. Including software license and maintenance fees and fees for processing transactions for STAR and other Concord affiliates, Concord EFS accounted for approximately $11.4 million of net revenues during the quarter ended March 31, 2002, or approximately 9% of our total net revenues in that quarter (excluding revenues derived from reimbursed expenses), as compared to $9.9 million for the quarter ended March 31, 2001. We currently estimate that the total net revenues we will recognize from our relationship with Concord EFS in 2002 will approximate $28 million, compared to $56.2 million in 2001. Of this amount, approximately $16 million relates to the provision of transaction processing services to the STAR network during the transition period ($6 million of which was recognized during the first quarter of 2002 and the balance of which will be recognized approximately ratably over the second and third quarters). Approximately $4 million of the 2002 revenues relates to a software sale also recognized during the first quarter. We do not expect the remaining revenues from Concord EFS’ affiliate Primary Payment Systems, Inc. to be affected by the termination of STAR’s processing agreement.

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

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report:

Exhibit No.	Description	Method of Filing

99.1	Certification by Thomas S. Liston	Filed herewith

99.2	Certification by Paul F. Walsh	Filed herewith

99.3	Written statement by Paul F. Walsh	Filed herewith

99.4	Written statement by Thomas S. Liston	Filed herewith

*Incorporated by reference

(a) Reports on Form 8-K

The Company filed a report on Form 8-K on March 6, 2002. An exhibit to this report contained the following financial statements:

-	Consolidated Balance Sheets of eFunds Corporation at December 31, 2001 and 2000

-	Consolidated Statements of Operations of eFunds Corporation of the years ended December 31, 2001, 2000 and 1999

-	Consolidated Statements of Comprehensive Income (Loss) of eFunds Corporation for the years ended December 31, 2001, 2000 and 1999

-	Consolidated Statements of Stockholders’ Equity of eFunds Corporation at December 31, 2001, 2000 and 1999

-	Consolidated Statements of Cash Flows of eFunds Corporation for the years ended December 31, 2001, 2000, and 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFunds Corporation (Registrant)

Date: November 29, 2002	/s/ Paul F. Walsh Paul F. Walsh Chief Executive Officer and Chairman

Index to Exhibits

Exhibit No.	Description	Page Number

99.1	Certification by Thomas S. Liston

99.2	Certification by Paul F. Walsh

99.3	Written statement by Paul F. Walsh

99.4	Written statement by Thomas S. Liston