Form 10-Q/A
period 2002-06-30
EFUNDS CORP
filed 2002-12-02
CIK 1109190

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

This Form 10-Q/A is filed to amend the Form 10-Q for the quarter ended June 30, 2002 to include restated financial statements as discussed in Note 12 to the consolidated financial statements. For purposes of this 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the registrant has amended and restated in its entirety each item of its Quarterly Report on Form 10-Q which has been affected by the financial statement restatement. In order to preserve the nature and character of the disclosure set forth in such items as of the original filing date of such Report, this Form 10-Q/A does not otherwise modify the disclosures in that report which were not affected by the restatement.

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
PART II- OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Index to Exhibits
EX-99.1
EX-99.2
EX-99.3
EX-99.4

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(As Restated – see Note 12)

	June 30,	December 31,
(dollars in thousands)	2002	2001

Current assets:

Cash and cash equivalents	$100,922	$101,871

Deposits subject to compensating balance arrangement	2,448	2,448

Restricted custodial cash	4,676	1,124

Accounts receivable – net	75,402	78,488

Deferred income taxes	13,067	13,492

Prepaid expenses and other current assets	16,107	14,364

Total current assets	212,622	211,787

Property and equipment – net	69,492	75,638

Long-term investments	3,989	2,747

Intangibles:

Goodwill	102,029	87,151

Other intangible assets – net	63,829	60,432

Total intangibles – net	165,858	147,583

Other non-current assets	4,632	5,161

Total non-current assets	243,971	231,129

Total assets	$456,593	$442,916

Current liabilities:

Accounts payable	$31,214	$25,511

Accrued liabilities	35,266	36,565

Accrued contract losses	11,631	14,777

Deferred revenue	13,990	14,377

Long-term debt due within one year	2,316	2,781

Total current liabilities	94,417	94,011

Long-term debt	1,659	2,529

Deferred income taxes	7,286	7,313

Other long-term liabilities	3,730	4,748

Total liabilities	107,092	108,601

Commitments and contingencies (Notes 4, 7 and 11)

Stockholders’ equity:

Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock $.01 par value; authorized: 250,000,000 shares; issued and outstanding: 46,629,000 shares at June 30, 2002 and 46,380,000 at December 31, 2001	466	464

Additional paid-in capital	409,604	407,210

Accumulated deficit	(58,043)	(71,049)

Accumulated other comprehensive loss	(2,526)	(2,310)

Stockholders’ equity	349,501	334,315

Total liabilities and stockholders’ equity	$456,593	$442,916

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(As Restated — See Note 12)

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Net revenue	$133,471	$127,204	$267,468	$257,759

Operating expenses:

Processing, communication, and service costs	53,111	48,096	103,898	96,956

Employee costs	45,699	53,909	96,717	105,580

Depreciation and amortization	9,701	10,285	19,243	20,074

Other operating costs	9,001	8,994	19,193	20,220

Restructuring and asset impairment charges	10,446	—	10,446	3,200

Total operating expenses	127,958	121,284	249,497	246,030

Income from operations	5,513	5,920	17,971	11,729

Other income – net	203	270	605	815

Income before income taxes	5,716	6,190	18,576	12,544

Provision for income taxes	(1,240)	(2,013)	(5,574)	(4,623)

Net income	$4,476	$4,177	$13,002	$7,921

Weighted average shares outstanding	46,578	45,790	46,526	45,647

Weighted average shares and potential dilutive shares outstanding	47,027	48,216	47,394	47,341

Net income per share – basic	$0.10	$0.09	$0.28	$0.17

Net income per share – diluted	$0.10	$0.09	$0.27	$0.17

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(As Restated — See Note 12)

	Six Months Ended
	June 30,

(in thousands)	2002	2001

Cash flows from operating activities:

Net income	$13,002	$7,921

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	9,574	9,133

Amortization of intangibles	9,669	10,941

Loss on impairment or disposal of property, equipment and intangibles	3,153	148

Equity in earnings of investee	—	(139)

Deferred income taxes	398	(2,308)

Changes in assets and liabilities:

Restricted custodial cash	(3,552)	4,469

Accounts receivable	3,086	(21,550)

Accounts payable	5,703	(4,793)

Accrued contract losses	(3,146)	(2,419)

Other assets and liabilities	(5,743)	6,296

Net cash provided by operating activities	32,144	7,699

Cash flows from investing activities:

Capital expenditures	(11,596)	(14,308)

Acquisitions	(22,300)	—

Other	26	(1,119)

Net cash used in investing activities	(33,870)	(15,427)

Cash flows from financing activities:

Repayments on line of credit	—	(5,303)

Payments on long-term debt	(1,619)	(1,168)

Release of loan guarantee collateral	—	8,500

Issuance of common stock	2,396	7,288

Net cash provided by financing activities	777	9,317

Net (decrease) increase in cash and cash equivalents	(949)	1,589

Cash and cash equivalents at beginning of period	101,871	78,731

Cash and cash equivalents at end of period	$100,922	$80,320

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$3,549	$3,357

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

Note 2 — Consolidation and Basis of Presentation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies, included in “Long-term investments”, are accounted for under the cost method as of June 30, 2002. The consolidated financial statements should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results of any future period.

Recent Accounting Pronouncement

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires the recording of costs associated with exit or disposal activities at their fair values at the time a liability exists and it eliminates the definition and requirements for recognition of exit costs in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, a liability for an exit cost was generally recognized at the date of an entity’s commitment to an exit plan, which may have been before an actual liability arose. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is assessing what impact, if any, this statement will have on its consolidated balance sheet and statement of operations.

Note 3 — Accounting Change: In January 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (formerly EITF Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses should be classified as revenue and is effective for financial reporting periods beginning after December 15, 2001. EITF Issue No. 01-14 requires that financial statements for prior periods presented be reclassified to comply with these provisions. The Company typically incurs telecommunications, network customer fees, travel, maintenance and repair, and other transaction costs that are billed to and reimbursed by customers. These reimbursements were previously classified as a reduction in operating expenses. The effect of the Company’s adoption of EITF Issue No. 01-14 was an increase in net revenue and operating expenses of $7.5 million and $6.8 million for the quarters ended June 30, 2002 and 2001, respectively, and $14.6 million and $12.9 million for the six months ended June 30, 2002 and 2001, respectively, with no effect on the Company’s financial position or net income.

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

In March 2000, the Company paid cash of $20.0 million for an approximate 24% interest in Access Cash International L.L.C., a Delaware limited liability company (ACI). ACI was the second largest independent provider of ATM services in the United States. ACI provided turnkey ATM deployment solutions, including ATM sales and management activities, as well as branding and advertising services. The Company accounted for this initial investment under the equity method of accounting, which requires that an investor record its share of the losses relating to its ownership interest. Accordingly, the Company’s results of operations for the period from January 1, 2001 to September 30, 2001 include its 24% share of the results of operations of ACI. The difference of $20.0 million between the amount of the investment and the underlying equity in the net assets of ACI was being amortized over 15 years and the amortization was included in other income-net. Effective October 1, 2001, the Company acquired the remaining approximately 76% equity interest in ACI. The final acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141, Business Combinations. As a result of the acquisition of the remaining equity interest in ACI, the Company consolidated ACI’s results of operations with its own, as ACI was a wholly-owned subsidiary from the date of acquisition forward.

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

The following table summarizes the unaudited pro forma results of operations of the Company as though the acquisitions of Hanco, Samsar, Evergreen and ACI had occurred at the beginning of each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Revenue	$135,064	$134,907	$273,863	$272,294

Net income	4,533	2,663	12,917	5,424

Net income per share:

Basic	0.10	0.06	0.28	0.12

Diluted	0.10	0.06	0.27	0.11

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

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(in thousands, except per share amounts)	2001	2001

Reported net income	$4,177	$7,921

Adjustment amount for purchased goodwill amortization	977	1,954

Adjustment amount for ACI equity investment amortization	220	427

Adjusted net income	$5,374	$10,302

Reported net income per share:

Basic	$0.09	$0.17

Diluted	$0.09	$0.17

Adjusted net income per share:

Basic	$0.12	$0.23

Diluted	$0.11	$0.22

Other intangible assets, both acquired and developed, subject to amortization were as follows:

		June 30, 2002			December 31, 2001

					Gross
	Amortization Period	Gross Carrying	Accumulated		Carrying	Accumulated
(in thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net

Software	3 to 5	$68,702	$(35,676)	$33,026	$65,079	$(29,427)	$35,652

Customer contracts	15 to 25	18,357	(654)	17,703	11,693	(195)	11,498

Other	3 to 5	74,308	(61,208)	13,100	71,768	(58,486)	13,282

		$161,367	$(97,538)	$63,829	$148,540	$(88,108)	$60,432

For the quarters ended June 30, 2002 and 2001, amortization expense was $5.0 million, and $5.6 million, respectively, and for the six-month periods ended June 30, 2002 and 2001, amortization expense for intangible assets was $9.7 million and $10.9 million, respectively. The estimated future annual amortization expense for intangible assets held at June 30, 2002 is $17 million, $13 million, $8 million, $4 million and $2 million for the years 2003, 2004, 2005, 2006 and 2007, respectively.

Note 6 — Accrued Losses, Charges and Allowances:

Accrued Contract Losses

The Company has historically incurred losses related to its government services business and has established a reserve to provide for expected losses on existing long-term service contracts. Changes to the Company’s loss reserve were as follows:

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

The following table summarizes the Company’s utilization of restructuring accruals for the three and six month periods ended June 30, 2002:

(in thousands, except employees)	Employees Affected	Severance-Related	Facility and other

Balance, December 31, 2001	74	$1,011	$1,397

Expense provision	—	—	—

Cash payments	(31)	(452)	—

Balance, March 31, 2002	43	559	1,397

Expense provision	271	3,397	4,623	(1)

Cash payments	(38)	(368)	(879)

Balance, June 30, 2002	276	$3,588	$5,141

(1)	Does not include approximately $2.4 million of non-cash asset impairment charges expensed in this period.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses that will likely result from customers failing to pay the Company. The estimate of the allowance is based on experience with specific customers, understanding of their current economic circumstances and management’s judgment as to the likelihood of their ultimate payment. Management also considers collection experience with the balance of the receivables portfolio and makes estimates regarding collectibility based on trends in aging. The estimates utilized to calculate the Company’s allowance for doubtful accounts were revised during the second quarter of 2002 following the establishment of the Company’s collections and credit committee and the implementation of enhanced collection processes and systems to be more reflective of the Company’s recent collection history. As a result of this change in estimate, management reduced the estimate for uncollectible accounts by $2.5 million during the second quarter of 2002.

Note 7 — Long-term Debt and Credit Facilities:

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

The following table reflects the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Net income per share – basic:

Net income	$4,476	$4,177	$13,002	$7,921

Weighted average shares outstanding	46,578	45,790	46,526	45,647

Net income per share – basic	$0.10	$0.09	$0.28	$0.17

Net income per share – diluted:

Net income	$4,476	$4,177	$13,002	$7,921

Weighted average shares outstanding	46,578	45,790	46,526	45,647

Dilutive impact of stock options	449	2,426	868	1,694

Weighted average shares and dilutive shares outstanding	47,027	48,216	47,394	47,341

Net income per share – diluted	$0.10	$0.09	$0.27	$0.17

Note 9 — Comprehensive Income:

The Company’s total comprehensive income for the three month periods ended June 30, 2002 and 2001 was $4.6 million and $4.1 million, respectively, and $12.8 million and $7.6 million for the six month periods ended June 30, 2002 and 2001, respectively. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.

Note 10 — Business Segments:

As a result of restructuring, integration initiatives and its ATM acquisition strategy, the Company has reorganized its segments to consolidate its government services business with its previous Electronic Payments segment. In addition, new segments consisting of ATM Management Services, Decision Support and Risk Management, and Professional Services have been separately identified. The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The Electronic Payments segment includes ACH, POS, EFT and other processing services across multiple financial networks, and EBT services for government agencies. The ATM Management Services segment provides of ATM deployment, management and branding services. The Decision Support and Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses to assist them in detecting fraud and assessing the risk of opening a new account or accepting a check. The Professional Services segment provides EFT software sales, software applications development, maintenance and installation, and business process outsourcing services. The segment information presented below for the three and six month periods ended June 30, 2001 have been restated for comparative purposes to reflect the Company’s current segments.

The accounting policies of the segments are the same as those applied to the Company on a consolidated basis. For internal reporting purposes, the Company group’s costs based upon managerial control. The majority of these managed cost groups are directly assigned to a reportable segment. For cost groups supporting more than one reportable segment, the costs are assigned based upon the product line or project benefited. The Company does not allocate expenses that benefit all segments and are corporate or administrative in nature. These costs include, but are not limited to, legal, accounting, human resources, risk management, sales and executive expenses.

Information concerning operations in these reportable segments of business is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2002	2001	2002	2001

Net Revenue:

Electronic payments	$47,262	$45,725	$93,769	$90,922

ATM management services	27,510	18,324	48,150	34,904

Decision support and risk management	34,828	35,107	72,153	72,496

Professional services	23,871	28,048	53,396	59,437

Total net revenue	133,471	127,204	267,468	257,759

Operating Expenses before restructuring and asset impairment charges:

Electronic payments	31,087	34,184	65,211	67,683

ATM management services	25,381	17,458	44,635	34,020

Decision support and risk management	24,961	26,873	54,069	54,331

Professional services	14,444	19,472	33,323	39,694

Corporate	21,639	23,297	41,813	47,102

Total operating expenses before restructuring and asset impairment charges	117,512	121,284	239,051	242,830

Restructuring and asset impairment charges:

Electronic payments	2,046	—	2,046	—

ATM management services	38	—	38	—

Decision support and risk management	4,832	—	4,832	3,200

Professional services	868	—	868	—

Corporate	2,662	—	2,662	—

Total restructuring and asset impairment charges	10,446	—	10,446	3,200

Income (loss) from operations including restructuring and asset impairment charges

Electronic payments	14,129	11,541	26,512	23,239

ATM management services	2,091	866	3,477	884

Decision support and risk management	5,035	8,234	13,252	14,965

Professional services	8,559	8,576	19,205	19,743

Corporate	(24,301)	(23,297)	(44,475)	(47,102)

Income from operations including restructuring and asset impairment charges	$5,513	$5,920	$17,971	$11,729

The Company has not disclosed assets by segment as this information is not reviewed by the chief operating decision maker, is not produced internally and it is not practicable to prepare it.

Revenue is attributed to geographic areas based on the location of the assets producing the revenue. The Company’s net revenues and property and equipment by geographic area are as follows:

	Net Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands)	2002	2001	2002	2001

United States	$122,437	$117,141	$243,809	$236,924

United Kingdom	2,729	4,409	7,480	9,500

India	5,879	5,654	11,879	11,335

Other foreign countries	2,246	—	4,300	—

Total consolidated	$133,471	$127,204	$267,468	$257,759

	Property and Equipment-Net

	June 30,	December 31,
(in thousands)	2002	2001

United States	$58,856	$64,687

United Kingdom	1,594	1,736

India	8,526	8,950

Other foreign countries	516	265

Total consolidated	$69,492	$75,638

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

Note 12 — Restatement:

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2001, and in response to questions raised in connection with an internal audit of certain significant vendor contracts, the Company conducted an investigation of certain significant transactions reflected in the Company’s financial statements during 2000 and 2001. As a result of this investigation, the Company’s management determined that the historical accounting treatment that had been afforded to (i) certain data purchase agreements with Experian Information Systems (“Experian”) and Acxiom Corporation (“Acxiom”), (ii) certain tax contingencies related to the Company’s India based operations, (iii) the timing of revenue recognition for certain software licenses sold by the Company’s subsidiary in the United Kingdom and, (iv) tax benefits associated with stock option exercises in 2001, should be revised. The revisions are discussed below:

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

As a result, the accompanying condensed consolidated financial statements as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 have been restated from amounts previously reported to revise the accounting for these transactions.

A summary of the significant effects of the restatement is as follows:

	As of June 30, 2002		As of December 31, 2001

	As Previously Reported	As Restated	As Previously Reported	As Restated

(in thousands)
Accounts receivable net	$75,402	$75,402	$79,444	$78,488

Deferred income taxes	10,947	13,067	10,844	13,492

Prepaid expenses and other current assets	16,143	16,107	14,444	14,364

Total current assets	210,538	212,622	210,175	211,787

Total assets	454,509	456,593	441,304	442,916

Accrued liabilities	34,736	35,266	35,643	36,565

Deferred revenue	12,488	13,990	12,831	14,377

Total current liabilities	92,385	94,417	91,543	94,011

Other long-term liabilities	2,017	3,730	2,713	4,748

Total liabilities	103,347	107,092	104,098	108,601

Additional paid-in capital	407,387	409,604	404,993	407,210

Total stockholders’ equity	351,162	349,501	337,206	334,315

	For the Quarter Ended June 30,

	2002		2001

	As Previously
	Reported	As Restated	As Previously Reported	As Restated

(in thousands, except per share data)
Net revenue	$132,971	$133,471	$132,835	$127,204

Processing, communication, and service costs	53,393	53,111	48,124	48,096

Total operating expenses	128,240	127,958	121,312	121,284

Income from operations	4,731	5,513	11,523	5,920

Net income	3,929	4,476	7,738	4,177

Net income per share – basic	$0.08	$0.10	$0.17	$0.09

Net income per share – diluted	$0.08	$0.10	$0.16	$0.09

	For the Six Months Ended June 30,

	2002		2001

	As Previously
	Reported	As Restated	As Previously Reported	As Restated

(in thousands, except per share data)
Net revenue	$266,468	$267,468	$263,455	$257,759

Processing, communication, and service costs	104,656	103,898	96,818	96,956

Total operating expenses	250,255	249,497	245,892	246,030

Income from operations	16,213	17,971	17,563	11,729

Net income	11,772	13,002	11,821	7,921

Net income per share – basic	$0.25	$0.28	$0.26	$0.17

Net income per share – diluted	$0.25	$0.27	$0.25	$0.17

In October 2002, the staff of the Securities and Exchange Commission requested additional information from us related to, among other things, certain of the matters that are the subject of this restatement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS:

As discussed in Note 12 to the condensed consolidated financial statements included in Item 1, the condensed consolidated financial statements as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 have been restated. The following management discussion and analysis takes into account the effects of the restatement.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, accrued contract losses, bad debts, income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition — Our net revenues consist of transaction processing and service fees, decision support fees, software licensing, maintenance and support fees, government service fees, and information technology consulting and business process management services fees. Our revenue recognition policies for these various fees are as follows:

•	Transaction processing and service fees are recognized in the period that the service is performed. These services consist of processing our customers’ electronic debit transactions through electronic funds transfer networks and settling the funds with the financial institutions involved in the transactions. Additionally, these services include monitoring ATMs and point-of-sale devices to alert our customers when potential problems occur. These fees are charged on a per transaction basis, depending on the contractual arrangement with the customer. We also receive fees paid by consumers utilizing ATM machines owned or managed by us and fees paid by their banks for interchange services. Government services fees are recognized in the period services are provided based on monthly fees per benefits recipient.

•	Decision support fees are recognized as revenue in the period the services are provided. Decision support services consist of new account applicant and check verification screenings to manage the risk associated with account openings and check acceptance. Decision support fees are based on the number of inquiries against the databases used for screening purposes or monthly fees based on the aggregate dollar value of checks authorized by the retailer or other similar measures, depending on the product and service.

•	Software and data license fees for standard products are recognized when a license agreement has been signed, the license fee is fixed and determinable, collectibility of the license fee is probable, delivery has occurred and there are no uncertainties surrounding product acceptance. If a license contains customer acceptance criteria for which significant uncertainties exist, the revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Certain software and data products include multiple modules and the license fee charged to the customer is based on the modules licensed. If a customer contract requires that we deliver multiple elements, then upfront fees are recognized as revenue if vendor specific objective evidence of fair value exists for each of the undelivered elements. If vendor specific objective evidence of fair value does not exist, then the total fees of the arrangement are recognized over the term of the related agreement based upon delivery of all essential elements.

•	We also provide professional services consisting of information technology consulting and business process management services. Revenue from providing such services is generally recognized under one of two methods, depending on the relevant contractual terms. Under the time and materials method, which is applied to nearly all of our Professional Services contracts, revenue is based on a fee per hour basis and is recognized as hours are completed. Under the fixed contract method, a pre-set fee is agreed upon for a project, and revenue is recognized proportionately to the percentage of completion of the project. If the information technology consulting services involve the significant customization of software that has been licensed from us, the license fee is also recognized proportionately to the percentage of completion of the project.

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

We maintain an allowance for doubtful accounts for estimated losses resulting from our customers failing to make required payments. We develop our estimate of the allowance based on our experience with specific customers, our understanding of their current economic circumstances and our own judgment as to the likelihood of their ultimate payment. We also consider our collection experience with the balance of our receivables portfolio and make estimates regarding collectibility based on trends in aging. The estimates utilized to calculate our allowance for doubtful accounts were revised during the second quarter of 2002 following the establishment of our collections and credit committee and the implementation of enhanced collection processes and systems to be more reflective of our recent collection history. As a result of this change in estimate, we reduced our estimated uncollectible accounts by $2.5 million during the second quarter of 2002. If the financial condition of our customers were to deteriorate, thereby impairing their ability to make payments, an increase in this allowance could be required in a future period.

Income Taxes — Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments would include, but would not be limited to, the likelihood the Company would realize the benefits of net operating loss carry forwards, the adequacy of valuation allowances, the rates used to measure transactions with foreign subsidiaries and the development of valuation models used for measuring the value of certain transactions. Further, our operations are governed by and subject to government regulations in the United States and in foreign countries in which we operate, including laws and regulations relating to taxation and the judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. The Company recognizes tax liabilities at such time as they are judged to be probable of being incurred and they can be reasonably estimated. It is possible that either foreign or domestic taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur tax liabilities in excess of those currently recorded.

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

Results of Operations — Three and Six Months ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

The following table presents, for the periods indicated, the relative composition of net revenues and selected statements of operations data as a percentage of net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net revenue

Electronic Payments	35.4%	35.9%	35.0%	35.3%

ATM Management Services	20.6	14.4	18.0	13.5

Decision Support and Risk Management	26.1	27.6	27.0	28.1

Professional Services	17.9	22.1	20.0	23.1

Total net revenues	100.0	100.0	100.0	100.0

Operating expenses

Processing, communication and service costs	39.8	37.8	38.8	37.6

Employee costs	34.2	42.4	36.2	41.0

Depreciation and amortization	7.3	8.1	7.2	7.8

Other operating expenses	6.8	7.0	7.2	7.8

Restructuring and other charges	7.8	—	3.9	1.2

Total operating expenses	95.9	95.3	93.3	95.4

Income from operations	4.1	4.7	6.7	4.6

Other income-net	0.2	0.2	0.2	0.3

Income before income taxes	4.3	4.9	6.9	4.9

Provision for income taxes	(0.9)	(1.6)	(2.0)	(1.8)

Net income	3.4%	3.3%	4.9%	3.1%

Net revenue – Net revenue increased $6.3 million, or 5.0%, to $133.5 million for the second quarter of 2002 from $127.2 million for the second quarter of 2001. Net revenue increased $9.7 million or 3.8%, to $267.5 million for the first six months of 2002 from $257.8 million for the first six months of 2001.

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

Excluding the impact of EITF Issue 01-14 (see Accounting Change in Note 3 to financial statements), revenues from ACH, POS, EFT and other processing decreased slightly due to the expected revenue declines associated with the STAR network. Processing revenues from this network were approximately $14 million during the first six months of 2001 as compared to the revenues of approximately $11 million we derived from this relationship in the first half of 2002. We expect revenues from the STAR network will approximate $5 million in the third quarter and that we will not realize material revenues from this relationship thereafter.

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

ATM Management Services revenue increased $9.2 million, or 50.3%, to $27.5 million in the second quarter of 2002 from $18.3 million in the second quarter of 2001. Revenue from this segment increased $13.2 million, or 37.8%, to $48.1 million in the first six months of 2002 from $34.9 million in the first six months of 2001. These increases are primarily due to the acquisition of ATM networks from Hanco Systems, Inc. (“Hanco”), Samsar ATM Company, Inc. (“Samsar”), and Evergreen Teller Services, Inc. (“Evergreen”), which combined, contributed $7.5 million in new revenue during the second quarter of 2002 and $10.7 million in new revenue for the first six months of 2002. Branding and equipment sales also represented revenue sources for this segment during the first six months of 2002, which did not exist in the first half of last year. We currently manage a network of approximately 14,100 ATMs, which amount reflects some attrition experienced by the Company during the process of converting purchased machines and verifying the inventory of acquired networks. We are actively seeking to acquire the ATM portfolios of other independent ATM deployment and management companies.

Decision Support and Risk Management revenue increased $0.3 million, or 0.9%, to $34.8 million in the second quarter of 2002 from $35.1 million in the second quarter of the prior year. Revenue decreased $0.3 million, or 0.4%, to $72.2 million in the first six months of 2002 from $72.5 million in the first six months of 2001. An increase in revenues from our ChexSystemsSM suite of products was more than offset by a decline in sales of our SCANSM product over the comparable periods in the prior year. The increase in revenues from the ChexSystemsSM service was attributable to our marketing campaign to encourage financial institutions to prepare for the mandate by the U.S. government for better customer screening under the USA Patriot Act. The decrease in revenues from SCANSM products was attributable to customer losses due to bankruptcies and other attrition and pricing concessions.

Professional Services revenues decreased $4.1 million, or 14.6%, to $23.9 million in the second quarter of 2002 from $28.0 million in the second quarter of the prior year. Revenue decreased $6.0 million, or 10.1%, to $53.4 million for the first six months of 2002 from $59.4 million for the first six months of 2001.

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

Software sales in the second quarter of this year declined as compared to the prior year period. Software revenue for the first six months of 2002 increased $1.5 million. The following table illustrates our revenue generated from software sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands)	2002	2001	2002	2001

License fees	$1,787	$2,692	$9,486	$5,546

Maintenance	3,309	3,596	6,726	6,796

Software modifications	2,009	2,644	3,425	5,769

	$7,105	$8,932	$19,637	$18,111

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

Processing, communication and service costs — This category includes cost of processing, telecommunications, computer equipment and promotional services. These costs increased $5.0 million, or 10.4%, to $53.1 million in the second quarter of 2002 from $48.1 million in the same period of the prior year, and $6.9 million, or 7.1%, to $103.9 million in the first six months of 2002 from $97.0 million in the first six months of 2001. As a percentage of net revenue, processing, communication and service costs were 39.8% and 38.8% in the second quarter and first six months of 2002, respectively, compared to 37.8% and 37.6% for the same periods of 2001. Telecommunications, third party processing charges and cost of equipment sales have increased along with the increase in ATM processing and ATM equipment sales. We provide the processing for approximately 7,500 of the 12,800 U.S. ATM machines in our network and we expect to complete the transition of the processing for approximately 2,500 additional U.S. ATMs to our networks by the end of the year. Due to existing contractual commitments, processing for the approximately 1,300 ATMs we have in Canada will not likely be transitioned to our networks for a substantial period of time. Processing for the approximately 2,800 remaining U.S. ATMs, including the 2,600 ATMs, we acquired from Samsar and Evergreen in the second quarter of 2002, will be transitioned to our networks as existing contractual commitments expire or as the economics associated with accelerated contract cancellations make it logical to do so. Reimbursable costs, the majority of which related to transaction processing, that are billed to customers also increased in the second quarter and first six months of 2002 compared to the same periods of the prior year due to increased transaction volumes.

Employee costs — Expenditures in this category represent employee compensation and related employee expenses, benefits and travel. These costs decreased $8.2 million, or 15.2%, to $45.7 million in the second quarter of 2002 from $53.9 million in the second quarter of 2001. Employee costs decreased $8.9 million, or 8.4%, to $96.7 million in the first six months of 2002 from $105.6 million in the first six months of 2001. As a percentage of net revenue, employee costs were 34.2%, and 36.2% in the second quarter and first six months of 2002, respectively, compared to 42.4% and 41.0% for the second quarter and first six months of 2001, respectively. The primary reason for the decrease in employee costs is the elimination of performance-based employee compensation for 2002 due to reduced revenue and earnings expectations. Performance-based compensation expense decreased $7.1 million and $7.7 million for the second quarter and first six months ended June 30, 2002, respectively, from the same periods of the prior year.

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

Depreciation and amortization — These costs represent depreciation of facilities and equipment, amortization of intangible assets, such as capitalized software costs and customer contract costs and, prior to implementation of SFAS 142 in 2002, amortization of goodwill. Depreciation and amortization decreased $0.6 million, or 5.8%, to $9.7 million in the second quarter of 2002 from $10.3 million for the second quarter of 2001 and $0.9 million, or 4.5%, to $19.2 million for the first six months of 2002 from $20.1 million in the first six months of 2001. These costs were 7.3% and 7.2% of revenue in the second quarter and first six months of 2002, respectively, and 8.1% and 7.8% of revenue for the same periods of the prior year. Goodwill amortization of $1.0 million and $2.0 million was recorded in the second quarter and first six months of 2001, respectively, whereas no such amortization was recorded in 2002. The decrease in amortization expense was offset by more depreciation of property and equipment, more amortization of internally developed software, and amortization of customer contracts recorded in connection with our acquisitions.

Other operating expenses — Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt, and certain administrative costs. Other operating expenses remained flat at $9.0 million for each of the second quarters of 2002 and 2001, and decreased $1.0 million, or 5.0%, to $19.2 million for the first six months of 2002 from $20.2 million for the same period of the prior year. As a percentage of revenue, these expenses were 6.8% and 7.0% for the second quarters of 2002 and 2001, respectively, and decreased to 7.2% in the first six months of 2002 from 7.8% for the first six months in 2001. At the beginning of the quarter, we established a collections and credit committee and implemented enhanced collection processes and systems, thereby improving our ability to pursue slow payors and to refine our estimates regarding the probability that an account may become uncollectible. As a result, during the second quarter of 2002, we reduced our estimate for uncollectible accounts by $2.5 million. This cost savings was offset somewhat by increased costs for professional services surrounding the SEC inquiry, executive search fees, and also by an increase in facility rental costs due to the expansion of our facilities in India and in Scottsdale, Arizona.

Restructuring and asset impairment charges — Restructuring and asset impairment charges for the second quarter of 2002 consist of $3.4 million in severance benefits, $5.7 million for lease-related costs as a result of the consolidation of facilities, and a net charge of $1.3 million related to software impairment and other charges. Results for the first six months of 2001 included a restructuring charge of $3.2 million related to the closure of our Bothell, Washington facility.

During the second quarter of 2002, we committed to a series of restructuring actions to lower our cost structure and improve operating efficiencies. We expect to pay a significant portion of the $3.4 million in severance charges before the end of 2002. Of the lease related-costs accrued due to the exit of facilities, approximately $1.1 million relates to equipment and leasehold improvements, and the remainder of $4.6 million relates to estimated lease costs for closed facilities (net of any projected savings from sub-leases). We expect the personnel reductions reflected in the severance charge to positively impact our cash flow for 2003. The charge for lease costs will not change our 2003 cash flows as our rental obligations will continue until the expiration of the lease or we can sub-let the related property.

Certain under-performing product lines were identified during the second quarter of 2002. As a result we recorded a charge to reduce the value of certain tangible assets and capitalized software associated with these products. It is likely that we will record additional charges for severance and software impairment in the third quarter as we continue our strategic analysis of our various lines of business.

Income from operations — Income from operations decreased $0.4 million, or 6.8%, to $5.5 million in the second quarter of 2002 compared to $5.9 million in the second quarter of 2001, and increased $6.3 million, or 53.8%, to $18.0 million for the first six months of 2002 from $11.7 million for the first six months of 2001. As a percentage of net revenue, income from operations was 4.1% and 6.7% for the second quarter and first six months of 2002, respectively, compared to 4.7% and 4.6% for the same periods of the prior year. Results for the second quarter of 2002 include restructuring and asset impairment charges of $10.4 million and the results for the first six months of 2001 include restructuring charges of $3.2 million. Also, in accordance with SFAS No. 142, we ceased amortization of goodwill in 2002. Goodwill amortization for the second quarter and first six months of 2001 was approximately $1.0 million and $2.0 million, respectively.

Excluding the restructuring and other charges in both periods and eliminating the goodwill amortization for 2001, income from operations increased approximately $9.0 million, or approximately 130% for the second quarter of 2002 compared to the prior year, and increased $11.5 million, or 68%, for the first six months of 2002 compared to the prior year. As a percentage of revenue, income from operations, excluding restructuring and asset impairment charges and goodwill amortization, increased to 12.0% in the second quarter of 2002 from 5.4% in the same period of the prior year and increased to 10.6% for the first six months of 2002 from 6.6% for the same period of the prior year. The improvement is attributable to the elimination of performance-based employee compensation in 2002 and the downward revision of our allowance for doubtful accounts in the second quarter of 2002. These expense reductions were offset in part by a change in revenue mix to more recurring but lower margin product lines.

Other income-net — Other income-net was $0.2 million during the second quarter of 2002 compared to $0.3 million for the same period of the prior year and $0.6 million for the first six months of 2002 compared to $0.8 million for the same period of the prior year. Interest earned on cash and cash equivalents decreased $0.1 million to $0.5 million in the second quarter of 2002 as compared to $0.6 million for the same period of the prior year and decreased by $1.1 million to $0.8 million for the first six months in 2002 as compared to $1.9 million for the same period of the prior year. These decreases were due to reduced interest rates. Additionally, interest expense, equity method amortization and other expense decreased during both the second quarter and first six months of 2002.

Provision for income taxes — The provision for income taxes was $1.2 million and $5.6 million in the second quarter and first six months of 2002, respectively, compared to $2.0 million and $4.6 million for the same periods of the prior year, resulting in annualized effective tax rates of 30% for 2002 and 37% for 2001. The decrease in our effective tax rate is a result of the cessation of goodwill amortization beginning in 2002 which was non-deductible for tax purposes in 2001 and a change in the composition of our projected earnings between our domestic and Indian subsidiary. Our Indian software development and business process management operations qualify for tax incentives associated with businesses that operate within designated geographic locations within India. Such incentives generally provide us with exemptions from Indian income tax on certain business income generated from these operations. As a result of a recent change in Indian tax law, effective April 1, 2002 and through March 31, 2003, 10% of this previously tax-exempt income will be subject to Indian income tax at the rate of 35%. The remaining tax incentives phase out through March 2009.

Business Segment Information — The following table presents, for the periods indicated, operating income by segment as a percentage of segment revenue, and the unallocated corporate expenses and income from operations as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Income (loss) from operations:

Electronic payments	29.9%	25.2%	28.3%	25.6%

ATM management services	7.6	4.7	7.2	2.5

Decision support and risk management	14.5	23.5	18.4	20.6

Professional services	35.9	30.6	36.0	33.2

Corporate	(18.2)	(18.3)	(16.6)	(18.3)

Income from operations	4.1%	4.7%	6.7%	4.6%

Operating income in the Electronic Payments business segment increased to $14.1 million in the second quarter of 2002 from $11.5 million in the second quarter of the prior year, and increased to $26.5 million in the first six months of 2002 from $23.2 million in the first six months of 2001. As a percent of net segment revenues, operating margins were 29.9% and 28.3% for the quarter and six months ended June 30, 2002, respectively, an increase over the 25.2% and 25.6% we recorded for the same periods of the prior year. During the current quarter, we recorded $2.0 million in restructuring and asset impairment charges in Electronic Payments related to severance and asset impairments and had $1.2 million less expense for performance-based compensation. This reduction of expense includes the effect of reversing the accrual for performance-based compensation we recorded in the first quarter of 2002. The reversal of this accrual and the absence of any provision for incentive compensation in the second quarter resulted in our recording $0.9 million less in compensation expense for the first six months of 2002 than we did for the comparable period in the prior year. Due to cost reduction measures implemented in 2002 and increased revenues from government EBT contracts, operating margins improved for both the second quarter and first six months of 2002 despite the net increase in expenses from the restructuring and other charges.

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

Operating income in the Decision Support and Risk Management business segment decreased to $5.0 million in the second quarter of 2002 from $8.2 million in the second quarter of the prior year, and decreased to $13.3 million in the first six months of 2002 from $15.0 million in the first six months of 2001. As a percent of net segment revenues, operating margins were 14.5% and 18.4% for the quarter and six months ended June 30, 2002, a decrease from the 23.5% and 20.6% recorded for the same periods of the prior year. During the current quarter, we recorded $4.8 million in restructuring and asset impairment charges in the Decision Support and Risk Management segment related to severance, lease expense and asset impairments, and had $1.4 million less expense for performance-based compensation, (including the effect of reversing performance-based compensation accruals that existed at the beginning of the quarter.) We also recorded $1.1 million less expense for performance-based compensation for the first six months of 2002 than we did in 2001. The net increase in expenses from the restructuring and asset impairment charges, combined with a small net growth in revenue, resulted in reduced operating margins for both the second quarter and first six months of 2002.

Operating income in the Professional Services business segment remained flat at $8.6 million for the second quarters of 2002 and 2001, and decreased to $19.2 million in the first six months of 2002 from $19.7 million in the first six months of 2001. As a percent of net segment revenues, operating margins were 35.9% and 36.0% for the quarter and six months ended June 30, 2002, an increase over the 30.6% and 33.2% for the same periods of the prior year. During the current quarter, we recorded $0.9 million in restructuring and asset impairment charges in Professional Services related primarily to severance, and had $2.9 million less in performance-based compensation expense due in part to the reversal of performance-based compensation accruals that existed at the beginning of the quarter. We also recorded $2.9 million less in such compensation expense for the first six months of 2002 than we did in 2001, as we do not expect to pay employee bonuses in 2002. Despite the loss of revenue from IT consulting services, the net decrease in expenses due to the reduction of performance-based compensation resulted in an improved margin for both the second quarter and first six months of 2002.

Corporate expenses include, but are not limited to, legal, accounting, human resources, risk management, sales and executive expenses. These expenses increased to $24.3 million in the second quarter of 2002 from $23.3 million in the second quarter of the prior year, and decreased to $44.5 million in the first six months of 2002 from $47.1 million in the first six months of 2001. During the current quarter, we recorded $2.7 million in restructuring and asset impairment charges as corporate expenses which were related to severance, lease expense acceleration and asset impairments, and had $1.8 million less in performance-based compensation expense, and $2.6 million less in bad debt expense. We also recorded $2.8 million less in performance-based compensation expense for the first six months of 2002 compared to the same period last year. Exclusive of the restructuring and asset impairment charges and reductions in incentive compensation and bad debt, corporate expenses increased due to increased professional service fees related to the SEC inquiry, facility rental costs from the expansion of our facilities in Scottsdale, Arizona and rising costs for employee health benefits. The effect of these increases was mitigated by the discontinuance of goodwill amortization in 2002. Goodwill amortization was $1 million and $2 million in the second quarter and first six months of 2001, respectively.

Liquidity, Capital Resources, and Financial Condition —

At June 30, 2002, net working capital was $118.2 million, compared to $117.8 million at December 31, 2001. Cash and cash equivalents, including cash in ATMs of approximately $18 million, totaled $100.9 million at June 30, 2002, a decrease of $1.0 million from December 31, 2001. This decrease was primarily the result of acquisition activities. At June 30, 2002, we had $4.7 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients and $2.4 million of deposits subject to compensating balance arrangements.

Our operations and our capital expenditure and acquisition requirements are financed primarily through cash flow from operations. Short-term liquidity needs and long term capital expenditure requirements will be provided from cash and cash equivalents on hand and cash flow from operations.

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

Net cash flows from operating activities provided $32.1 million and $7.7 million for the first six months of 2002 and 2001, respectively. The increase in operating cash flow compared to the same period last year resulted from improved collection procedures and more effective management of working capital accounts. During the six months ended June 30, 2002, accounts receivable decreased by $3.1 million, whereas accounts receivable increased by $21.6 million for the same period of the prior year. The increase last year was due to the growth of our Company and also because billings to Deluxe were shown as receivables in 2001 as opposed to intercompany balances which were settled at December 31, 2000.

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

Recent Developments —

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

eFunds Corporation (Registrant)

Date: November 29, 2002	/s/ Paul F. Walsh Paul F. Walsh, Chief Executive Officer and Chairman

Index to Exhibits

Exhibit No.	Description

99.1	Certification by Thomas S. Liston

99.2	Certification by Paul F. Walsh

99.3	Written statement by Paul F. Walsh

99.4	Written statement by Thomas S. Liston