Form 10-Q/A
period 2002-09-30
EFUNDS CORP
filed 2002-12-02
CIK 1109190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 0-30791

eFunds Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	39-1506286 (IRS Employer Identification Number)

Gainey Center II 8501 N. Scottsdale Road, Suite 300 Scottsdale, Arizona Address of principal executive offices)	85253 (Zip Code)

Registrant’s telephone number, including area code: (480) 629-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [   ]   No   ☑

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at November 7, 2002 was 46,666,388.

This Form 10-Q/A is filed to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 to include the financial statement information that could not be included in that Report at the time of its filing.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		December 31,
		2001
	September 30,	(As Restated -
	2002	See Note 13)

(dollars in thousands)

Current assets:

Cash and cash equivalents	$106,904	$101,871

Deposits subject to compensating balance arrangement	3,844	2,448

Restricted custodial cash	5,172	1,124

Accounts receivable — net	69,253	78,488

Deferred income taxes	12,041	13,492

Prepaid expenses and other current assets	16,530	14,364

Assets held for sale	13,310	—

Total current assets	227,054	211,787

Property and equipment — net	52,509	75,638

Long-term investments	3,758	2,747

Intangibles:

Goodwill	111,909	87,151
Other intangible assets — net	63,574	60,432

Total intangibles — net	175,483	147,583

Other non-current assets	4,263	5,161

Total non-current assets	236,013	231,129

Total assets	$463,067	$442,916

Current liabilities:

Accounts payable	$34,998	$25,511

Accrued liabilities	36,808	36,565

Accrued contract losses	8,470	14,777

Deferred revenue	6,879	14,377

Long-term debt due within one year	1,866	2,781

Total current liabilities	89,021	94,011

Long-term debt	1,430	2,529

Deferred income taxes	8,279	7,313

Other long-term liabilities	3,479	4,748

Total liabilities	102,209	108,601

Commitments and contingencies (Notes 4, 8 and 12)
Stockholders’ equity:

Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock $.01 par value; authorized: 250,000,000 shares; issued and outstanding: 46,667,203 shares at September 30, 2002 and 46,379,841 at December 31, 2001	466	464

Additional paid-in capital	409,982	407,210

Accumulated deficit	(47,372)	(71,049)

Accumulated other comprehensive loss	(2,218)	(2,310)

Stockholders’ equity	360,858	334,315

Total liabilities and stockholders’ equity	$463,067	$442,916

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share amounts)	2002	2001 (As Restated - See Note 13)	2002	2001 (As Restated - See Note 13)

Net revenue	$143,995	$141,275	$411,463	$399,034

Operating expenses:

Processing, communication, and service costs	63,041	50,692	166,939	147,648

Employee costs	42,658	51,478	139,375	157,058

Depreciation and amortization	9,083	10,266	28,326	30,340

Other operating costs	9,644	9,530	28,837	29,750

Restructuring and asset impairment charges	6,079	—	16,525	3,200

Reversal of provision for contract losses	(2,000)	(2,500)	(2,000)	(2,500)

Total operating expenses	128,505	119,466	378,002	365,496

Income from operations	15,490	21,809	33,461	33,538

Other income (expense) — net	(233)	(262)	372	553

Income before income taxes	15,257	21,547	33,833	34,091

Provision for income taxes	(4,586)	(7,798)	(10,160)	(12,421)

Net income	$10,671	$13,749	$23,673	$21,670

Weighted average shares outstanding	46,630	46,248	46,561	45,850

Weighted average shares and potential dilutive shares outstanding	46,644	48,030	46,861	47,525

Net income per share — basic	$0.23	$0.30	$0.51	$0.47

Net income per share — diluted	$0.23	$0.29	$0.51	$0.46

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

		2001
		(As Restated -
(in thousands)	2002	See Note 13)

Cash flows from operating activities:

Net income	$23,673	$21,670

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	13,918	13,979

Amortization of intangibles	14,408	16,361

Loss on impairment or disposal of property, equipment and intangibles	8,249	268

Equity in loss of investee	—	176

Deferred income taxes	2,417	(2,175)

Changes in assets and liabilities:

Restricted cash	(5,444)	9,233

Accounts receivable	9,235	(41,731)

Accounts payable	9,487	(4,046)

Accrued contract losses	(6,307)	(6,702)

Other assets and liabilities	(12,231)	12,238

Net cash provided by operating activities	57,405	19,271

Cash flows from investing activities:

Capital expenditures	(17,805)	(22,327)

Acquisitions	(35,184)	—

Cash paid for investments	—	(1,129)

Other	141	—

Net cash used in investing activities	(52,848)	(23,456)

Cash flows from financing activities:

Repayments on line of credit	—	(5,303)

Payments on long-term debt	(2,298)	(1,658)

Release of loan guarantee collateral	—	8,500

Issuance of common stock	2,774	9,780

Net cash provided by financing activities	476	11,319

Net increase in cash and cash equivalents	5,033	7,134

Cash and cash equivalents at beginning of period	101,871	78,731

Cash and cash equivalents at end of period	$106,904	$85,865

Supplemental Disclosures of Cash Flow Information:

Cash paid for income taxes	$3,876	$3,575

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

Note 2 — Consolidation and Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Investments in unconsolidated affiliated companies, included in “Long-term investments”, are accounted for under the cost method. The consolidated financial statements should be read in conjunction with the Company’s 2001 Amended Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission. In the opinion of management, the accompanying financial information includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results of any future period.

Recent Accounting Pronouncement

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires the recording of costs associated with exit or disposal activities at their fair values at the time a liability is incurred and it eliminates the definition and requirements for recognition of exit costs in Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. Under EITF Issue No. 94-3, a liability for an exit cost was generally recognized at the date of an entity’s commitment to an exit plan, which may have been before an actual liability arose. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is assessing what impact, if any, this statement will have on its consolidated balance sheet and statement of operations.

Note 3 — Accounting Change:

In January 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (formerly EITF Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses should be classified as revenue and is effective for financial reporting periods beginning after December 15, 2001. EITF Issue No. 01-14 requires that financial statements for prior periods presented be reclassified to comply with these provisions. The Company typically incurs telecommunications, network customer fees, travel, maintenance and repair, and other transaction costs that are billed to and reimbursed by customers. These reimbursements were previously classified as a reduction in operating expenses. The effect of the Company’s adoption of EITF Issue No. 01-14 was an increase in net revenue and operating expenses of $7.6 million and $7.4 million for the quarters ended September 30, 2002 and 2001, respectively, and $22.2 million and $20.3 million for the nine months ended September 30, 2002 and 2001, respectively, with no effect on the Company’s financial position or net income.

Note 4 — Acquisitions:

On January 31, 2002, the Company purchased substantially all of the ATM-related assets of Hanco Systems, Inc. (“Hanco”), an independent ATM deployment and management company. Hanco managed a network of approximately 2,500 ATMs in 30 states. Effective May 1, 2002, the Company purchased Samsar ATM Company, Inc. (“Samsar”), a Seattle-based provider of ATM services which managed an ATM network of more than 1,000 ATMs in the northwest United States. Effective June 1, 2002, the Company purchased Evergreen Teller Services, Inc. (“Evergreen”), a California-based provider of ATM services for more than 1,600 ATMs located throughout California and the northwest United States. Effective August 1, 2002, the Company purchased the ATM-related assets of Cash Resources, Inc. (“CRI”), a Colorado based provider of ATM services for more than 2,800 ATMs located mostly in the western half of the United States. The operating results of Hanco, Samsar, Evergreen and CRI have been included in the Company’s consolidated financial statements since the date of each purchase. The Company currently manages a network of approximately 16,800 ATM machines.

The total purchase price of these acquisitions was approximately $39.4 million of which approximately $35.2 million was paid in cash. Payment of approximately $2.4 million of the purchase price is subject to satisfaction of certain post-closing conditions. The purchase price was allocated to the assets and liabilities of the acquired companies and the unallocated portion of the purchase price was recorded as goodwill. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of each acquisition. Of the $10.6 million of intangible assets, $9.4 million was assigned to customer contracts and $1.2 million was assigned to non-compete agreements.

(in thousands)

Current assets	$1,784

Property and equipment	1,085

Intangible assets	10,562

Goodwill	23,387

Other assets	100

Total assets acquired	36,918

Current liabilities	1,734

Net assets acquired	$35,184

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

The following table summarizes the unaudited pro forma results of operations of the Company as though the acquisitions of Hanco, Samsar, Evergreen, CRI and ACI had occurred at the beginning of each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Revenue	$146,651	$155,708	$433,508	$439,439

Net income	10,712	12,294	23,729	17,898

Net income per share:

Basic	0.23	0.27	0.51	0.39

Diluted	0.23	0.26	0.51	0.38

Note 5 — Goodwill and Other Intangible Assets:

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Intangible Assets (“SFAS 142”) which was issued by the Financial Accounting Standards Board in June 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be tested for impairment at least annually. The Company has completed its transitional impairment test for goodwill and intangible assets with indefinite useful lives and has determined that no impairment exists. The following table reconciles the net income and earnings per share the Company reported for the three and nine month periods ended September 30, 2001 to exclude historical goodwill and related tax effects:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(in thousands, except per share amounts)	2001	2001

Reported net income	$13,749	$21,670

Adjustment amount for purchased goodwill amortization	977	2,930

Adjustment amount for ACI equity investment amortization	216	643

Adjusted net income	$14,942	$25,243

Reported net income per share:

Basic	$0.30	$0.47

Diluted	$0.29	$0.46

Adjusted net income per share:

Basic	$0.32	$0.55

Diluted	$0.31	$0.53

Other intangible assets, both acquired and developed, subject to amortization were as follows:

		September 30, 2002			December 31, 2001

	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net

Software	3 to 5	$67,236	$(36,177)	$31,059	$65,079	$(29,427)	$35,652

Customer contracts	15 to 25	21,104	(950)	20,154	11,693	(195)	11,498

Other	3 to 5	73,290	(60,929)	12,361	71,768	(58,486)	13,282

		$161,630	$(98,056)	$63,574	$148,540	$(88,108)	$60,432

For the nine month periods ended September 30, 2002 and 2001, amortization expense for intangible assets was $14.4 million and $16.4 million, respectively. The estimated future annual amortization expense for intangible assets held at September 30, 2002 is $17 million, $13 million, $8 million, $4 million and $2 million for the years 2003, 2004, 2005, 2006 and 2007, respectively.

Note 6 — Assets Held for Sale:

Due to the Company’s restructuring and cost containment activities during the third quarter of 2002, office buildings in Glendale, Wisconsin and Runcorn, United Kingdom, were reclassified as Assets Held for Sale in the September 30, 2002 Consolidated Balance Sheet. The Company expects to sell these buildings within the next year. The provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, require that assets held for sale be valued at the lower of carrying amount or fair value less cost to sell. Management considered recent appraisals and offers relative to these assets in performing this analysis, which resulted in the recording of a pre-tax loss of $3.0 million during the quarter ended September 30, 2002. This loss is reflected in its entirety in the Company’s segment reporting as unallocated corporate overhead. This amount is reflected in “Restructuring and asset impairment charges” in the accompanying condensed consolidated statements of operations (see Note 7). In accordance with SFAS No. 144, the assets included in Assets Held for Sale will no longer be depreciated.

Note 7 — Accrued Losses, Charges and Allowances:

Accrued Contract Losses

The Company has historically incurred losses related to its government services business and has established a reserve to provide for expected losses on existing long-term service contracts. Reversals of provision for contract losses are recorded in the “Reversal of provision for contract losses” line item of the accompanying condensed consolidated statements of operations. During the third quarter of 2002, the Company recorded a $2.0 million reversal of the provision to reflect a reduction in the expected future losses related to its government EBT contracts. The following table summarizes the activity of the accrued contract loss reserve:

(in thousands)	2002	2001

Balance, beginning of year	$14,777	$22,247

Charges to loss reserve	(1,208)	(785)

Balance at March 31	13,569	21,462

Charges to loss reserve	(938)	(634)

Cash payments	(1,000)	(1,000)

Balance at June 30	11,631	19,828

Net reversal of provision for contract losses	(2,000)	(2,500)

Charges to loss reserve	(1,161)	(1,782)

Balance at September 30	$8,470	$15,546

Deluxe has agreed to indemnify the Company for certain future losses arising from any litigation based on the conduct of the government services business prior to the IPO, as well as any incremental future losses on contracts of the government services segment which were in a loss position at April 30, 2000 to the extent such losses exceed the estimates underlying the Company’s loss reserve balance at April 30, 2000. The Company plans to record any amounts received from Deluxe under the indemnification agreement as a reduction of expense when, and if, any additional contract or litigation losses are recognized. Deluxe’s total indemnification obligations to the Company are limited to $14.6 million. No such indemnification obligations have arisen through September 30, 2002.

Restructuring and Asset Impairment Charges

Commencing in the second quarter of 2002, the Company initiated cost reduction measures and began a comprehensive review of its existing business lines. Charges related to these actions were accrued in the periods in which management committed to execute such actions. During the second quarter of 2002, the Company recorded restructuring charges and asset impairment charges of $10.4 million. These charges were comprised of expected severance benefits totaling $3.4 million, $5.7 million of lease related costs associated with the consolidation of facilities, and a net charge of $1.3 million related to software impairment and other charges. Severance charges resulted from the planned elimination of approximately 270 positions across all business segments. The positions eliminated were primarily located in the United States.

During the third quarter of 2002, following the completion of its initial review of its business lines and a decision to relocate certain administrative functions to Scottsdale, Arizona, the Company recorded restructuring and asset impairment charges of $6.1 million. These charges were comprised of expected severance benefits of $1.1 million, impairment of fixed assets and lease related costs of $1.2 million, impairment of capitalized software costs of $0.8 million and the write-down of assets held for sale of $3.0 million related to a building in Glendale, Wisconsin.

During the first quarter of 2001, restructuring accruals of $3.2 million were recorded as a result of the planned closure of the Company’s operations in Bothell, Washington. These expenses related entirely to the Decision Support and Risk Management segment.

The following table summarizes changes in the Company’s restructuring accruals for the three and nine month periods ended September 30, 2002:

(in thousands, except employees)	Employees Affected	Severance-Related	Lease Related Costs

Balance, December 31, 2001	74	$1,011	$1,397

Expense provision	—	—	—

Cash payments	(31)	(452)	—

Balance, March 31, 2002	43	559	1,397

Expense provision	271	3,397	4,623	(1)

Cash payments	(38)	(368)	(879)

Balance, June 30, 2002	276	3,588	5,141

Expense provision	72	1,120	196	(2)

Cash payments	(151)	(1,955)	(318)

Balance, September 30, 2002	197	$2,753	$5,019

(1)	Does not include approximately $2.4 million of non-cash asset impairment charges expensed in this period.

(2)	Does not include approximately $4.8 million of non-cash asset impairment charges expensed in this period.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses that will likely result from customers failing to pay the Company. The estimate of the allowance is based on experience with specific customers, understanding of their current economic circumstances and management's judgment as to the likelihood of their ultimate payment. Management also considers collection experience with the balance of the receivables portfolio and makes estimates regarding collectibility based on trends in aging. Following the establishment of the Company's collections and credit committee and the implementation of enhanced collection processes and systems, the estimates utilized to calculate the allowance for doubtful accounts were revised during the second quarter of 2002 to be more reflective of the Company's recent collection history. As a result of this change in estimate, management reduced the allowance for uncollectible accounts by $2.5 million during the second quarter of 2002. This reduction in allowance is reported in the “Other operating cost” line item of the accompanying condensed consolidated statements of operations. The allowance for doubtful accounts balance was $2.4 million and $4.8 million at September 30, 2002 and December 31, 2001, respectively.

Note 8 — Long-term Debt and Credit Facilities:

Long-term debt consists principally of capital lease obligations related to equipment. Long-term debt was as follows:

	September 30,	December 31,
(in thousands)	2002	2001

Capital leases and other debt	3,296	$5,310

Less amount due within one year	(1,866)	(2,781)

Total	$1,430	$2,529

The capital lease obligations bear interest at rates ranging from 6.1% to 28.5% and are due through the year 2005.

In September 2001, the Company obtained a revolving credit facility in the amount of $20.0 million to replace a facility that was due to expire. The Company did not borrow any funds under this facility and it was terminated by agreement with the lending bank in August 2002.

Note 9 — Net Income Per Share:

Net income per share — basic is computed by dividing net income by the weighted average number of shares outstanding. Net income per share — diluted is computed by dividing net income by the weighted average number of shares outstanding and, if dilutive, the weighted average number of potentially dilutive common shares outstanding. Potentially dilutive common shares are shares issuable upon the exercise of outstanding in the money stock option agreements. The Company uses the treasury stock method to calculate diluted weighted average shares outstanding. This method assumes that the Company uses the proceeds received from the hypothetical exercise of dilutive stock options to repurchase shares at the average market price per share during the period.

The following table reflects the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share amounts)	2002	2001	2002	2001

Net income per share — basic:

Net income	$10,671	$13,749	$23,673	$21,670

Weighted average shares outstanding	46,630	46,248	46,561	45,850

Net income per share — basic	$0.23	$0.30	$0.51	$0.47

Net income per share — diluted:

Net income	$10,671	$13,749	$23,673	$21,670

Weighted average shares outstanding	46,630	46,248	46,561	45,850

Dilutive impact of stock options	14	1,782	300	1,675

Weighted average shares and dilutive shares outstanding	46,644	48,030	46,861	47,525

Net income per share — diluted	$0.23	$0.29	$0.51	$0.46

Note 10 — Comprehensive Income:

The Company’s total comprehensive income for the three month periods ended September 30, 2002 and 2001 was $11.0 million and $13.7 million, respectively, and $23.8 million and $21.2 million for the nine month periods ended September 30, 2002 and 2001, respectively. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.

Note 11 — Business Segments:

As a result of restructuring, integration initiatives and its ATM acquisition strategy, the Company reorganized its segments to consolidate its government services business with its Electronic Payments segment. In addition, new segments consisting of ATM Management Services, Decision Support and Risk Management, and Professional Services have been separately identified. The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The Electronic Payments segment includes ACH, POS, EFT and other processing services across multiple financial networks, and EBT services for government agencies. The ATM Management Services segment provides ATM deployment, management and branding services. The Decision Support and Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses to assist them in detecting fraud and assessing the risk of opening a new account or accepting a check. The Professional Services segment provides EFT software sales, software applications development, maintenance and installation and business process outsourcing services. The segment information presented below for the three and nine month periods ended September 30, 2001 has been restated for comparative purposes to reflect the Company’s current segments. The accounting policies of the segments are the same as those applied to the Company on a consolidated basis. For internal reporting purposes, the Company groups costs based upon managerial control. The majority of these managed cost groups are directly assigned to a reportable segment. For cost groups supporting more than one reportable segment, assignment of costs is dependent upon activity-based drivers most appropriate for the cost group such as work volumes, which include transactions, calls, customers, or other applicable drivers such as square footage, revenue dollars and headcount. During the third quarter of 2002, management applied similar methodologies for the assignment of certain costs previously included in unallocated corporate expense. These costs, which have also been reclassified in prior periods for comparative purposes, include expenses directly attributable to product lines such as business development, marketing, sales and promotion. The Company does not allocate expenses that benefit all segments and are corporate or administrative in nature. These costs include, but are not limited to, legal, accounting, human resources, liability insurance and executive expenses.

Information concerning operations in these reportable segments of business is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands)	2002	2001	2002	2001

Net Revenue:

Electronic payments	$48,410	$46,959	$142,179	$137,881

ATM management services	34,940	19,696	83,090	54,600

Decision support and risk management	36,160	33,942	108,313	106,438

Professional services	24,485	40,678	77,881	100,115

Total net revenue	143,995	141,275	411,463	399,034

Operating Expenses before restructuring and other charges (credits):

Electronic payments	31,972	36,068	97,435	104,307

ATM management services	33,608	17,975	80,204	53,310

Decision support and risk management	26,834	31,645	85,875	94,101

Professional services	19,066	22,507	59,354	70,612

Corporate	12,946	13,771	40,609	42,466

Total operating expenses before restructuring and other charges (credits)	124,426	121,966	363,477	364,796

Restructuring and other charges (credits)(1):

Electronic payments	(813)	(2,500)	1,233	(2,500)

ATM management services	24	—	62	—

Decision support and risk management	703	—	5,535	3,200

Professional services	—	—	868	—

Corporate	4,165	—	6,827	—

Total restructuring and other charges (credits)	4,079	(2,500)	14,525	700

Income (loss) from operations including restructuring and other charges (credits)

Electronic payments	17,251	13,391	43,511	36,074

ATM management services	1,308	1,721	2,824	1,290

Decision support and risk management	8,623	2,297	16,903	9,137

Professional services	5,419	18,171	17,659	29,503

Corporate	(17,111)	(13,771)	(47,436)	(42,466)

Income from operations including restructuring and other charges (credits)	$15,490	$21,809	$33,461	$33,538

(1) Includes asset impairment charges and reversal of provision for contract losses.

The Company has not disclosed assets by segment as this information is not reviewed by the chief operating decision maker, is not produced internally and is not practicable to prepare.

Revenue is attributed to geographic areas based on the location of the assets producing the revenue. The Company’s net revenues and property and equipment by geographic area are as follows:

		Net Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands)	2002	2001	2002	2001

United States	$131,895	$131,847	$375,704	$368,771

United Kingdom	3,985	3,346	11,465	12,846

India	5,599	6,082	17,478	17,417

Other foreign countries	2,516	—	6,816	—

Total consolidated	$143,995	$141,275	$411,463	$399,034

	Property and Equipment-Net

	September 30,	December 31,
(in thousands)	2002	2001

United States	$41,942	$64,687

United Kingdom	142	1,736

India	9,045	8,950

Other foreign countries	1,380	265

Total consolidated	$52,509	$75,638

Note 12 — Commitments and Contingencies:

In connection with the Company’s government services, collection and ATM placement activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at September 30, 2002 was $4.3 million.

The Company had outstanding letters of credit amounting to $1.0 million at September 30, 2002 which were collateralized with a $1.0 million cash deposit at the issuing bank.

The Company has guaranteed certain equipment lease payments for Canadian customers of its ATM management business totaling $1.9 million as of September 30, 2002. Through September 30, 2002, the Company has been required to make payments of approximately $98,000 pursuant to these guarantees.

In December 2001, the Company entered into a subscription agreement to acquire a 15% interest in Webtel Pty. Ltd., an Australian corporation (Webtel). Pursuant to the subscription agreement, the Company invested $1.3 million in Webtel in 2001 and has committed to invest an additional $0.8 million upon the satisfaction of certain conditions specified in the subscription agreement.

The Company has approximately $1.5 million in time deposits, denominated in Indian rupees, primarily for securing letters of credit issued in the ordinary course of business by its India operations. The Company also has approximately $1.4 million in time deposits, denominated in Indian rupees, related to the guarantee of performance on a customer contract and certain obligations related to local government requirements.

The Company operates a call center in Mumbai, India under a customer contract. The customer receives credits toward a right to purchase, after December 31, 2002, a minority interest in, or sole ownership of, certain assets used by the Company in performing call center operations for the customer as well as transition assistance. The customer’s right to acquire an ownership right in the assets is determined by a formula that is driven primarily by the revenue generated by the contract. As of September 30, 2002, the customer was entitled to acquire an approximate 5% ownership interest.

On March 8, 2002, the Company received a letter from the Securities and Exchange Commission (the “SEC”) stating that the SEC is conducting an inquiry of the Company and requesting the Company’s voluntary assistance in connection with the provision of certain documents relating to the Company’s 2001 financial results and certain transactions between the Company and ACI, among other things. The letter from the SEC states that the inquiry is non-public and that it should not be construed as an indication that the SEC believes any violation of law has occurred. In October and November 2002, the SEC requested additional information related to various transactions that occurred in 2000 and 2001, including data license and software sales. The Company is cooperating fully with the SEC in resolving these matters. The Company may, however, be the subject of additional inquiries or become subject to a fine or other liabilities.

Note 13 — Restatement:

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2001, and in response to questions raised in connection with an internal audit of certain significant vendor contracts, the Company conducted an investigation of certain significant transactions reflected in the Company’s financial statements during 2000 and 2001. As a result of this investigation, the Company’s management determined that the historical accounting treatment that had been afforded to (i) certain data purchase agreements with Experian Information Systems (“Experian”) and Acxiom Corporation (“Acxiom”), (ii) certain tax contingencies related to the Company’s India based operations, and (iii) the timing of revenue recognition for certain software licenses sold by the Company’s subsidiary in the United Kingdom and, (iv) tax benefits associated with stock option exercises in 2001, should be revised. The revisions are discussed below:

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

As a result, the accompanying condensed consolidated financial statements include amounts as of December 31, 2001 and for the three and nine month periods ended September 30, 2001 that have been restated from amounts previously reported to revise the accounting for these transactions, as summarized below:

	As of December 31, 2001

	As Previously
	Reported	As Restated

(in thousands)

Accounts receivable net	$79,444	$78,488

Deferred income taxes	10,844	13,492

Prepaid expenses and other current assets	14,444	14,364

Total current assets	210,175	211,787

Total assets	441,304	442,916

Accrued liabilities	35,643	36,565

Deferred revenue	12,831	14,377

Total current liabilities	91,543	94,011

Other long-term liabilities	2,713	4,748

Total liabilities	104,098	108,601

Additional paid-in capital	404,993	407,210

Total stockholders’ equity	337,206	334,315

	For the Quarter Ended
	September 30, 2001

	As Previously
	Reported	As Restated

(in thousands, except per share data)

Net revenue	$140,358	$141,275

Processing, communication, and service costs	50,282	50,692

Total operating expenses	119,056	119,466

Income from operations	21,302	21,809

Net income	13,645	13,749

Net income per share — basic	$0.30	$0.30

Net income per share — diluted	$0.28	$0.29

	For the Nine Months Ended
	September 30, 2001

	As Previously
	Reported	As Restated

(in thousands, except per share data)

Net revenue	$403,813	$399,034

Processing, communication, and service costs	147,100	147,648

Total operating expenses	364,948	365,496

Income from operations	38,865	33,538

Net income	25,466	21,670

Net income per share — basic	$0.56	$0.47

Net income per share — diluted	$0.54	$0.46

In October 2002, the staff of the Securities and Exchange Commission requested additional information from us related to, among other things, certain of the matters that are the subject of this restatement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

As discussed in Note 13 to the condensed consolidated financial statements included in Item 1, the condensed consolidated financial statements for the three and nine month periods ended September 30, 2001 have been restated. The following management discussion and analysis takes into account the effects of the restatement.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes to those financial statements included in this Amended Quarterly Report on Form 10-Q/A and our 2001 Amended Annual Report on Form 10-K/A filed with the Securities & Exchange Commission.

Forward-Looking Statements

In addition to historical and pro forma information, this Amended Quarterly Report contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those described in the statements. Some of the factors that could cause actual results to differ from those that are presently anticipated are discussed in Item 5 of this Amended Quarterly Report.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue recognition — Our net revenues consist of transaction processing and service fees, decision support fees, software and data licensing, maintenance and support fees, government service fees, and information technology consulting and business process management services fees. Our revenue recognition policies for these various fees are as follows:

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

•	We also provide professional services consisting of information technology consulting and business process management services. Revenue from providing such services is generally recognized under one of two methods, depending on the relevant contractual terms. Under the time and materials method, which is applied to nearly all of our Professional Services contracts, revenue is based on a fee per hour basis and is recognized as hours are completed. Under the fixed contract method, a pre-set fee is agreed upon for a project, and revenue is recognized proportionately to the percentage of completion of the project. If the information technology consulting services involve the significant customization of software that has been licensed from us, the license fee is also recognized proportionately to the percentage of completion of the project.

•	Software maintenance and support revenue is recognized ratably over the term of the contract or as the services are provided.

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

The process of evaluating goodwill and other intangible assets, including capitalized software costs and acquired customer contracts, for impairment involves judgments about market conditions and economic indicators, estimates of future cash flows and assumptions about our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusions regarding the carrying value of our intangible assets could change and materially affect our financial position or results of operations. We recorded a write-down of capitalized software associated with under-performing products in the second and third quarters of 2002 of $0.8 million each.

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

Results of Operations — Three and Nine Months ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

The following table presents, for the periods indicated, the relative composition of net revenues and selected statements of operations data as a percentage of net revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenue

Electronic Payments	33.6%	33.2%	34.6%	34.5%

ATM Management Services	24.3	13.9	20.2	13.7

Decision Support and Risk Management	25.1	24.1	26.3	26.7

Professional Services	17.0	28.8	18.9	25.1

Total net revenues	100.0	100.0	100.0	100.0

Operating expenses

Processing, communication and service costs	43.8	35.9	40.6	37.0

Employee costs	29.6	36.5	33.9	39.4

Depreciation and amortization	6.3	7.3	6.9	7.6

Other operating expenses	6.7	6.7	7.0	7.4

Restructuring and asset impairment charges	4.2	—	4.0	0.8

Loss contract credits	(1.4)	(1.8)	(0.5)	(0.6)

Total operating expenses	89.2	84.6	91.9	91.6

Income from operations	10.8	15.4	8.1	8.4

Other income-net	(0.2)	(0.2)	0.1	0.1

Income before income taxes	10.6	15.2	8.2	8.5

Provision for income taxes	(3.2)	(5.5)	(2.4)	(3.1)

Net income	7.4%	9.7%	5.8%	5.4%

Net revenue - Net revenue increased $2.7 million, or 1.9%, to $144.0 million for the third quarter of 2002 from $141.3 million for the third quarter of 2001. Net revenue increased $12.5 million, or 3.1%, to $411.5 million for the first nine months of 2002 from $399.0 million for the first nine months of 2001.

Electronic Payments net revenue increased $1.4 million, or 3.0%, to $48.4 million in the third quarter of 2002 from $47.0 million in the third quarter of 2001. Net revenue increased $4.3 million, or 3.1% to $142.2 million for the first nine months of 2002 from $137.9 million for the first nine months of 2001. Revenue growth in this segment for the quarter and nine month period was driven by higher EBT case counts and the renewal of certain government contracts at improved rates.

Although we continue to pursue EBT contracts where we can obtain them on a profitable basis, we expect to see a decline in the revenues of the government services business as existing contracts expire. Our electronic Medicaid eligibility verification system (EMEVS) contract with the state of New York has been extended through December 2002. The approximate annual revenue from this contract is $11.6 million. New York has the option to further extend this contract, although we do not currently expect New York will exercise any of its additional extension options. An additional EBT contract, which generated $3.9 million in revenue in 2001, is scheduled to expire at the end of 2002, although all of our government services contracts are terminable by the contracting governmental entity at any time.

Excluding the impact of EITF 01-14 (see Accounting Change in notes to financial statements), revenues from ACH, POS, EFT and other processing activities decreased slightly due to the previously expected revenue declines associated with the STAR network. Processing revenues from this network were approximately $7 million during the quarter ended September 30, 2001 and $21 million during the first nine months of 2001 as compared to the processing revenues of approximately $5 million and $17 million we derived from this relationship in the quarter ended September 30, 2002 and the first nine months of 2002, respectively. We do not expect to realize material revenues from this relationship in the future. Eliminating the effect of the decline in processing revenues from STAR, revenues from other processing activities within this segment increased approximately 7% in the third quarter and first nine months of 2002 compared to the same periods of the prior year. Revenue growth in Electronic Payments does not correlate directly to the growth in transaction volumes as the revenue growth is impacted by the fixed fee structure under which we perform processing for STAR and by the mix of transactions. Summarized below are billable volumes by general type of transaction, exclusive of ATM Management Services:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in billions)	2002	2001	2002	2001

Network & Gateway (EFT, POS)	1.0	0.8	2.7	2.4

Account Verification	1.4	1.0	3.7	2.9

ACH	*	*	0.2	0.2

*	Less than 0.1 billion

ATM Management Services revenue increased $15.2 million, or 77.2%, to $34.9 million in the third quarter of 2002 from $19.7 million in the third quarter of 2001. Revenue from this segment increased $28.5 million, or 52.2%, to $83.1 million in the first nine months of 2002 from $54.6 million in the first nine months of 2001. These increases are primarily due to the acquisition of ATM networks from Hanco Systems, Inc. (“Hanco”), Samsar ATM Company, Inc. (“Samsar”), Evergreen Teller Services, Inc. (“Evergreen”), and Cash Resources, Inc. (“CRI”), which contributed an aggregate of $14.4 million in new revenue during the third quarter of 2002 and $25.1 million in new revenue for the first nine months of 2002. CRI, the most recent acquisition, contributed an aggregate of $4.4 million in revenues for the months of August and September 2002 and is expected to contribute revenues of approximately $6 million in the fourth quarter of this year. ATM equipment sales also represented new revenue sources for this segment during the first nine months of 2002 compared to the first nine months of last year. We currently manage a network of approximately 16,800 ATMs. This amount reflects some attrition we experienced during the process of converting purchased machines and verifying the inventory of acquired networks. We continue to review opportunities to acquire other independent ATM deployment and management companies. Absent further acquisitions, we do not expect significant revenue growth from this segment in the immediate future, although we believe this business will exhibit improving levels of profitability as we seek to eliminate costs and improve efficiencies.

Decision Support and Risk Management revenue increased $2.3 million, or 6.8%, to $36.2 million in the third quarter of 2002 from $33.9 million in the third quarter of the prior year. Revenue increased $1.9 million, or 1.8%, to $108.3 million in the first nine months of 2002 from $106.4 million in the first nine months of 2001. Revenues from our ChexSystemsSM suite of products increased during the third quarter and first nine months of 2002 as compared to the same periods of the prior year, although this increase was somewhat offset by declines in sales of our SCANSM products over the comparable periods in the prior year. The increase in revenues from the ChexSystems service was primarily attributable to inquiry volume growth driven by our marketing campaign to encourage financial institutions to prepare for the mandate by the U.S. government for better customer screening under the USA Patriot Act. The decrease in revenues from SCAN products was attributable to customer losses and pricing concessions. We expect that revenues from ChexSystems will continue to increase in future periods and that revenues from our SCAN product will continue to show a modest decline.

Professional Services revenues decreased $16.2 million, or 39.8%, to $24.5 million in the third quarter of 2002 from $40.7 million in the third quarter of the prior year. Revenue decreased $22.2 million, or 22.2%, to $77.9 million for the first nine months of 2002 from $100.1 million for the first nine months of 2001.

Software sales in the third quarter and first nine months of this year declined substantially as compared to the prior year periods. During the third quarter of 2001, software revenue included $18 million of revenues recognized from the licensing of our EFT software to the STAR Network. We did not experience software sales of this magnitude during the quarter ended September 30, 2002 and do not believe the results from the third quarter of 2001 will be replicated in the foreseeable future. The following table illustrates our revenue generated from software sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands)	2002	2001	2002	2001

License fees	$1,589	$18,088	$11,237	$25,470

Maintenance	3,280	3,423	9,988	10,219

Software modifications	1,875	1,944	5,103	7,713

	$6,744	$23,455	$26,328	$43,402

Revenues from information technology services provided under our contract with Deluxe were $10.9 million in the third quarter of 2002 as compared to $7.8 million in the third quarter of 2001. For the nine month period, revenues from Deluxe were $31.5 million in 2002 as compared to $30.7 million in 2001. If Deluxe fails to spend a minimum of $43 million for software development services under our agreement with it in any year, it will be obligated to make payments to us based on a schedule in the contract that is reflective of an estimate of our lost profits. We currently anticipate that 2002 revenues from software development activities performed pursuant to this agreement will approximate $42 million. Revenues from other information technology clients declined by $0.8 million and $6.7 million in the third quarter and the first nine months of 2002, respectively, as compared to the same periods for the prior year as a result of our decision in 2001 to cease offering stand-alone information technology development services. We do not expect to expand this aspect of our business significantly in future periods as the sale of IT consulting services is not a primary focus of our sales efforts.

Business process management (BPM) revenues remained relatively flat in the third quarter and first nine months of 2002 as compared to the same periods for the prior year at approximately $6 million and $17 million, respectively. Our agreement with Deluxe calls for us to provide Deluxe with accounts receivable, accounts payable and other general accounting and data entry services. Deluxe’s annual minimum spending target for these services ranges from $8.1 million in 2000 to $4.2 million in 2004. The target for 2002 is $6.4 million and revenues from these services were $1.0 million and $3.3 million in the third quarter and first nine months of this year, respectively. Future growth in our BPM business will depend on the acquisition of new clients and the expansion of the services offered to existing clients.

Processing, communication and service costs - This category includes cost of processing, telecommunications, computer equipment and promotional services. These costs increased $12.3 million, or 24.3%, to $63.0 million in the third quarter of 2002 from $50.7 million in the same period of the prior year, and $19.3 million, or 13.1%, to $166.9 million in the first nine months of 2002 from $147.6 million in the first nine months of 2001. As a percentage of net revenue, processing, communication and service costs were 43.8% and 40.6% in the third quarter and first nine months of 2002, respectively, compared to 35.9% and 37.0% for the same periods of 2001. Telecommunications, third party processing charges and cost of equipment sales have increased along with the increase in ATM processing and ATM equipment sales. We provide the processing for approximately 9,500 of the 15,500 U.S. ATM machines in our network and we expect to complete the transition of the processing for approximately 800 additional U.S. ATMs to our networks by the end of the year. Due to existing contractual commitments, processing for the approximately 1,300 ATMs we have in Canada will not likely be transitioned to our networks for a substantial period of time. Processing for the approximately 5,200 remaining U.S. ATMs, including the ATMs we acquired from Samsar and Evergreen in the second quarter of 2002 and CRI in the third quarter of 2002, will be transitioned to our networks as existing contractual commitments expire or as the economics associated with accelerated contract cancellations make it logical to do so.

Employee costs - Expenditures in this category represent employee compensation and related employee expenses, benefits and travel. These costs decreased $8.8 million, or 17.1%, to $42.7 million in the third quarter of 2002 from $51.5 million in the third quarter of 2001. Employee costs decreased $17.7 million, or 11.3%, to $139.4 million in the first nine months of 2002 from $157.1 million in the first nine months of 2001. As a percentage of net revenue, employee costs were 29.6% and 33.9% in the third quarter and first nine months of 2002, respectively, compared to 36.5% and 39.4% for the third quarter and first nine months of 2001, respectively. The primary reason for the decrease in employee costs is the elimination of performance-based employee compensation for 2002 due to reduced revenue and earnings expectations. Performance-based compensation expense decreased $6.3 million and $13.6 million for the third quarter and first nine months ended September 30, 2002, respectively, from the same periods of the prior year. We expect that performance-based employee costs will be reinstituted in 2003.

Although we had approximately 200 more employees in the third quarter of 2002 than we did in the third quarter of 2001, we realized cost savings by re-deploying certain development responsibilities to our India based operations and as a result of cost reduction initiatives begun in 2001, such as the consolidation of our data center operations. Additionally, our travel expenditures were less in the third quarter and first nine months of 2002 compared to the same periods of the prior year.

Depreciation and amortization - These costs represent depreciation of facilities and equipment, amortization of intangible assets, such as capitalized software costs and acquired customer contracts and, prior to implementation of SFAS 142 in 2002, amortization of goodwill. Depreciation and amortization decreased $1.2 million, or 11.7%, to $9.1 million in the third quarter of 2002 from $10.3 million for the third quarter of 2001 and $2.0 million, or 6.6%, to $28.3 million for the first nine months of 2002 from $30.3 million in the first nine months of 2001. These costs were 6.3% and 6.9% of revenue in the third quarter and first nine months of 2002, respectively, and 7.3% and 7.6% of revenue for the same periods of the prior year. Goodwill amortization of $1.0 million and $2.9 million was recorded in the third quarter and first nine months of 2001, respectively. No such amortization was recorded in 2002. The decrease in amortization expense was offset by more amortization of customer contracts recorded in connection with our acquisitions.

Other operating expenses - Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt, and certain administrative costs. Other operating expenses remained relatively flat at $9.6 million and $9.5 million for each of the third quarters of 2002 and 2001, respectively, and decreased $0.9 million, or 3.0%, to $28.8 million for the first nine months of 2002 from $29.7 million for the same period of the prior year. As a percentage of revenue, these expenses were 6.7% in each of the third quarters of 2002 and 2001, respectively, and decreased to 7.0% in the first nine months of 2002 from 7.4% for the first nine months in 2001. During the third quarter of 2002, the increased costs due to professional services associated with responding to the SEC inquiry were offset by reduced spending for external consultants. During the second quarter of 2002, we established a collections and credit committee and implemented enhanced collection processes and systems, thereby improving our ability to pursue slow payors and to refine our estimates regarding the probability that an account may become uncollectible. As a result, we reduced our estimate for uncollectible accounts by $2.5 million. This savings is reflected in the results for the nine months ended September 30, 2002. We expect to continue to make significant expenditures for professional services associated with the SEC inquiry in the upcoming months.

Restructuring and asset impairment charges - In the third quarter of 2002, we continued the cost reduction efforts we commenced the previous quarter. Restructuring and asset impairment charges for the third quarter of 2002 include costs to relocate our finance and accounting function from Glendale, Wisconsin to Scottsdale, Arizona and costs related to under-performing product lines which have been targeted for elimination as a result of a the strategic review of our product offerings. These charges consist of $1.1 million in severance benefits, impairment of fixed assets and lease related costs of $1.2 million, impairment of capitalized software costs of $0.8 million, and the write-down of net assets held for sale of $3.0 million related to a building in Glendale, Wisconsin.

Restructuring and asset impairment charges for the first nine months of 2002 represent the total of the second and third quarter charges. These charges consist of $4.5 million in severance, impairment on fixed assets and lease related costs of $6.9 million, a write-down of assets held for sale of $3.0 million and a net charge of $2.1 million related to software impairment and other charges. We expect to pay a significant portion of the severance charges by the end of the first quarter in 2003. Of the lease related-costs accrued due to the exit of facilities, approximately $2.1 million relates to the write off of equipment and leasehold improvements, and the remainder of $4.8 million relates to estimated net lease costs for closed facilities. We expect the personnel reductions reflected in the severance charge to positively impact our cash flow in the second half of 2003. The charge for lease costs will not change our 2003 cash flows as our rental obligations will continue until the expiration of the lease or until we can sub-let the related property.

Results for the first nine months of 2001 included a restructuring charge of $3.2 million related to the closure of our Bothell, Washington facility.

Reversal of provisions for contract losses - In the third quarter of 2002, we recorded a $2.0 million benefit related to a reduction in our estimate of future losses on certain government EBT contracts. A similar benefit was taken in the third quarter of 2001 for $2.5 million.

Income from operations - Income from operations decreased $6.3 million, or 28.9%, to $15.5 million in the third quarter of 2002 compared to $21.8 million in the third quarter of 2001, and remained flat at $33.5 million for the first nine months of 2002 and 2001. As a percentage of net revenue, income from operations was 10.8% and 8.1% for the third quarter and first nine months of 2002, respectively, compared to 15.4% and 8.4% for the same periods of the prior year. Results for the third quarter and first nine months of 2002 include restructuring and other charges (asset impairment charges, net of credits from the reversal of provisions for contract losses) of $4.1 million and $14.5 million, respectively, and the results for the third quarter and first nine months of 2001 include a net benefit on contract loss reserve adjustments of $2.5 million and a restructuring charge of $3.2 million, respectively. Also, in accordance with SFAS No. 142, we ceased amortization of goodwill in 2002. Goodwill amortization for the third quarter and first nine months of 2001 was approximately $1.0 million and $2.9 million, respectively.

Excluding the restructuring and other charges in both periods and eliminating the goodwill amortization for 2001, income from operations decreased $0.7 million, or 3.4%, for the third quarter of 2002 compared to 2001 and increased $10.9 million, or 29%, for the first nine months of 2002 compared to the prior year. As a percentage of revenue, income from operations, excluding restructuring and other charges and goodwill amortization, decreased to 13.6% in the third quarter of 2002 from 14.4% in the same period of the prior year and increased to 11.7% for the first nine months of 2002 from 9.3% for the same period of the prior year. The decrease during the third quarter of 2002 is due primarily to the higher concentration of software sales in the third quarter of 2001. The improvement for the first nine months of 2002 is attributable to the elimination of performance-based employee compensation in 2002 and the downward revision of our allowance for doubtful accounts in the second quarter of 2002. These expense reductions were offset in part by a change in revenue mix to more recurring but lower margin product lines. During 2003, we plan to continue to focus on our cost containment efforts.

Other income(expense)-net - Other income(expense)-net was a net expense of $0.2 million during the third quarter of 2002 compared to a net expense of $0.3 million for the same period of the prior year, and a net other income of $0.4 million for the first nine months of 2002 compared to $0.6 million for the same period of the prior year. Interest earned on cash and cash equivalents decreased $0.2 million to $0.4 million in the third quarter of 2002 as compared to $0.6 million for the same period of the prior year and decreased by $1.4 million to $1.1 million for the first nine months in 2002 as compared to $2.5 million for the same period of the prior year. These decreases were due to reduced interest rates. Additionally, interest expense, equity method amortization and other expense decreased during both the third quarter and first nine months of 2002.

Provision for income taxes - The provision for income taxes was $4.6 million and $10.2 million in the third quarter and first nine months of 2002, respectively, compared to $7.8 million and $12.4 million for the same periods of the prior year, resulting in annualized effective tax rates of 30% for 2002 and 36.4% for 2001. The decrease in our effective tax rate is primarily a result of the cessation of goodwill amortization beginning in 2002 which was non-deductible for tax purposes, and also a change in the composition of our projected earnings to reflect a higher proportional share of our projected consolidated income by our Indian subsidiary. Our Indian software development and business process management operations qualify for tax incentives associated with businesses that operate within designated geographic locations within India. Such incentives generally provide us with exemptions from Indian income tax on certain business income generated from these operations. As a result of a recent change in Indian tax law, effective April 1, 2002 and through March 31, 2003, 10% of this previously tax-exempt income will be subject to Indian income tax at the rate of 35%. The remaining tax incentives phase out through March 2009.

Business Segment Information - The following table presents, for the periods indicated, operating income by segment as a percentage of segment revenue, and the unallocated corporate expenses and income from operations as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income (loss) from operations:

Electronic payments	35.6%	28.5%	30.6%	26.2%

ATM management services	3.7	8.7	3.4	2.4

Decision support and risk management	23.8	6.8	15.6	8.6

Professional services	22.1	44.7	22.7	29.5

Corporate	(11.9)	(9.7)	(11.5)	(10.6)

Income from operations	10.8%	15.4%	8.1%	8.4%

Operating income in the Electronic Payments business segment increased to $17.3 million in the third quarter of 2002 from $13.4 million in the third quarter of the prior year, and increased to $43.5 million in the first nine months of 2002 from $36.1 million in the first nine months of 2001. As a percent of net segment revenues, operating margins were 35.6% and 30.6% for the quarter and nine months ended September 30, 2002, respectively, an increase over the 28.5% and 26.2% we reported for the same periods of the prior year. During the current quarter, we recorded $1.2 million in restructuring and asset impairment charges, offset by a $2.0 million credit from the reversal of provision for contract losses, and had $2.3 million less expense for performance-based compensation. The absence of any provision for incentive compensation resulted in our recording $3.2 million less in compensation expense for the first nine months of 2002 than we did for the comparable period in the prior year. Due to cost reduction measures implemented in 2002, operating margins improved for both the third quarter and first nine months of 2002 despite the net increase in expenses from the 2002 restructuring and asset impairment charges.

Operating income in the ATM Management Services business segment decreased to $1.3 million in the third quarter of 2002 from $1.7 million in the third quarter of the prior year, and increased to $2.8 million in the first nine months of 2002 from $1.3 million in the first nine months of 2001. As a percent of net segment revenues, operating margins were 3.7% and 3.4% for the quarter and nine months ended September 30, 2002, a decrease from the margin of 8.7% for the third quarter of 2001 and an improvement over the margin of 2.4% we saw during the first nine months of 2001. Revenues in this segment increased due primarily to acquisitions. We expect to see further margin improvement in this business in future periods as our integration efforts proceed as efficiency gains are achieved through the consolidation of the operations of acquired businesses, including the transitioning of acquired ATMs to our internal processing systems.

Operating income in the Decision Support and Risk Management business segment increased to $8.6 million in the third quarter of 2002 from $2.3 million in the same period of the prior year, and increased to $16.9 million in the first nine months of 2002 from $9.1 million in the first nine months of 2001. As a percent of net segment revenues, operating margins were 23.8% and 15.6% for the quarter and nine months ended September 30, 2002, an increase from the 6.8% and 8.6% recorded for the same periods of the prior year. During the current quarter, we recorded $0.7 million in restructuring and asset impairment charges in the Decision Support and Risk Management segment related to severance, lease expense and asset impairments, and had $1.3 million less expense for performance-based compensation. We also recorded $5.5 million in restructuring and asset impairment charges during the first nine months of 2002 compared to $3.2 million for the same period of the prior year. We recorded $2.4 million less expense for performance-based compensation for the first nine months of 2002 than we did in 2001. The net decrease in expenses resulted in improved operating margins for both the third quarter and first nine months of 2002.

Operating income in the Professional Services business segment decreased to $5.4 million in the third quarter of 2002 from $18.2 million in the third quarter of the prior year, and decreased to $17.7 million in the first nine months of 2002 from $29.5 million in the first nine months of 2001. As a percent of net segment revenues, operating margins were 22.1% and 22.7% for the quarter and nine months ended September 30, 2002, a decrease from the 44.7% and 29.5% for the same periods of the prior year. During the current quarter, we had $2.1 million less in performance-based compensation expense. We also recorded $4.9 million less in such compensation expense for the first nine months of 2002 than we did in 2001, as we do not expect to pay employee bonuses in 2002. Despite the reduction of expenses in 2002, the reduction in margins for both the third quarter and first nine months of 2002 is primarily due to the $16.7 million and $17.1 million reduction of software sales, respectively, from the comparable periods of the prior year.

Corporate expenses include, but are not limited to, legal, accounting, human resources, risk management, and executive expenses. These expenses increased to $17.1 million in the third quarter of 2002 from $13.8 million in the third quarter of the prior year, and increased to $47.4 million in the first nine months of 2002 from $42.5 million in the first nine months of 2001. During the current quarter, we recorded $4.2 million in restructuring and asset impairment charges as corporate expenses which were related to severance, lease expense acceleration and asset impairments, and had $0.6 million less in performance-based compensation expense than in the prior year. We also recorded $6.8 million in restructuring and asset impairment charges and had $3.1 million less in performance-based compensation expense for the first nine months of 2002 compared to the same period last year. Goodwill amortization, which was discontinued in 2002, was $1.0 million and $2.9 million in the third quarter and first nine months of 2001, respectively. These net reductions in expense were offset by an increase in certain corporate expenses due to increased professional service fees related to the SEC inquiry, facility rental costs from the expansion of our facilities in Scottsdale, Arizona and rising costs for employee health benefits.

Liquidity, Capital Resources, and Financial Condition - At September 30, 2002, net working capital was $138.0 million, compared to $117.8 million at December 31, 2001. Cash and cash equivalents, including cash in ATMs of approximately $11 million, totaled $106.9 million at September 30, 2002, an increase of $5.0 million from December 31, 2001. This increase was primarily the result of cash provided by operating activities. At September 30, 2002, we had $5.2 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients and $3.8 million of deposits subject to compensating balance arrangements.

Our operations and our capital expenditure and acquisition requirements are financed primarily through cash flow from operations. Short-term liquidity needs and long term capital expenditure requirements will be provided from cash and cash equivalents on hand and cash flow from operations.

We have terminated our $20 million revolving credit facility. We never borrowed any money under this facility, although we did use it to issue letters of credit in the ordinary course of business from time to time. At September 30, 2002 the aggregate value of outstanding letters of credit of $1.0 million was collateralized with a $1.0 million deposit at the issuing bank.

We have additional outstanding commercial commitments consisting mainly of guarantees for contract performance, that include letters of credit, bank guarantees and performance bonds. As of September 30, 2002 and December 31, 2001, our total obligation under these commercial commitments was $8.6 million and $11.5 million, respectively, over a five-year term. As of December 31, 2001 our contractual cash obligations for capital and operating leases and outsourcing and maintenance obligations totaled $128.3 million through December 31, 2006. Our contractual cash obligations had not materially changed from this amount at September 30, 2002.

The following table sets forth a summary of our cash flow activity and should be read in conjunction with our unaudited consolidated statements of cash flows:

	Summary of Cash Flows

	Nine Months Ended
	September 30,

(in thousands)	2002	2001

Cash provided by operating activities	$57,405	$19,271

Cash used in investing activities	(52,848)	(23,456)

Cash provided by financing activities	476	11,319

Net increase in cash and cash equivalents	$5,033	$7,134

Net cash flows from operating activities provided $57.4 million and $19.3 million for the first nine months of 2002 and 2001, respectively. The increase in operating cash flow compared to the same period last year resulted from improved collection procedures and more effective management of working capital accounts. During the nine months ended September 30, 2002, accounts receivable decreased by $9.2 million, whereas accounts receivable increased by $41.7 million for the same period of the prior year. The increase last year was due to the growth of our Company, receivables from large software sales made at the end of the prior year quarter, and also because billings to Deluxe were shown as receivables in 2001 as opposed to intercompany balances which were settled at December 31, 2000.

Our investing activities used cash of $52.8 million for the nine months ended September 30, 2002, compared to $23.5 million for the same period last year. We spent $17.8 million to purchase systems and equipment and develop software in the first nine months of 2002, compared to like capital expenditures of $22.3 million in the same period last year. We also completed the acquisitions of Hanco, Samsar, Evergreen and CRI for $35.1 million in the first nine months of 2002.

Financing activities provided $0.5 million and $11.3 million in cash for the nine months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2002, we repaid $2.3 million of long-term debt and received $2.8 million from sales of common stock pursuant to exercise of stock options and our employee stock purchase plan. During the same period of the prior year, we used cash to repay debt of $7.0 million, obtained $8.5 million from the release of a time deposit placed as collateral for that debt and we received $9.8 million from sales of common stock pursuant to exercise of stock options and the employee stock purchase plan.

Recent Developments -

Transactions with STAR — In 2001, Concord EFS acquired the STAR debit network, formerly our largest transaction processing customer and notified us that it intended to terminate STAR’s processing agreement with us and perform the processing for this network at its own data centers. As part of the transition of this activity, STAR licensed our EFT software and contracted for the long-term maintenance thereof and for professional services to assist in the migration effort. The licenses to STAR represented our largest software licensing transactions to date. The transition of the processing for the STAR network to Concord EFS was completed at the end of the third quarter of 2002. We do not expect to realize material revenues from this relationship in the future.

Including software license and maintenance fees and fees for processing transactions for STAR and other Concord affiliates, Concord EFS accounted for approximately $7.6 million of revenues (excluding revenues derived from reimbursed expenses) during the quarter ended September 30, 2002, as compared to $26.7 million for the quarter ended September 30, 2001. Concord EFS accounted for approximately $26.9 million of revenues (excluding revenues derived from reimbursed expenses) during the first nine months of 2002, compared to $44.7 million for the same period in 2001. We currently estimate that the total net revenues we will recognize from our relationship with Concord EFS in 2002 will approximate $28 million (excluding revenues derived from reimbursed expenses), compared to $57.4 million in 2001. Of this amount, approximately $16 million relates to the provision of transaction processing services to the STAR network during thefirst nine months of the year and approximately $4 million relates to a software sale that occurred during the first quarter of 2002. We do not expect the remaining revenues from Concord EFS’ affiliate Primary Payment Systems, Inc. to be affected by the termination of STAR’s processing agreement.

Forward Looking Statements -

We are targeting revenues of approximately $539 million to $545 million for the full year. These amounts include approximately $29.5 million of revenue associated with the adoption by the Company of EITF Issue 01-14. The full year revenue outlook gives effect to our acquisitions of Hanco, Samsar and Evergreen and Cash Resources, Inc. We do not presently expect to acquire additional ATM management assets during the balance of the year.

The annualized effective tax rate for 2002 is expected to be approximately 30 percent.

Capital expenditures for 2002 are expected to be $25 million.

Diluted shares for 2002 are assumed to be 46.9 million.

Diluted earnings per share for 2002 are currently expected to approximate $0.70 to $0.80 before restructuring and other charges.

Results for the fourth quarter are expected to be in line with expectations for the full year.

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

Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. For the quarter and nine months ended September 30, 2002, less than 10% of our net revenues and operating expenses were denominated in non-U.S. dollar currencies. We do not believe that our net income for the quarter and nine months ended September 30, 2002 would have been materially affected if the U.S. dollar had appreciated or depreciated by 10% against the British pound, the Indian rupee or the Canadian dollar.

Changes in interest rates could impact our anticipated interest income on cash equivalents and interest expense on variable short-term debt. A 10% adverse change in interest rates from the interest rates in effect at the end of 2001 would not, however, have a material adverse effect on our net income or financial condition for 2002.

ITEM 4. CONTROLS AND PROCEDURES

The Company seeks to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure procedures, management realized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period to the date of this report, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are reasonably effective, although management notes that the document collection and analysis procedures associated with its recent review of various transactions that occurred in 2000 and 2001 (see Note 13 to condensed consolidated financial statements) prevented the Company from filing this Quarterly Report on Form 10-Q on a timely basis. The Company’s Chief Executive Officer and Chief Financial Officer do not presently believe that the circumstances requiring this delay are likely to be repeated and expect that future filings with the SEC will be made on a timely basis. Subsequent to the date of the afore-mentioned evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls and no corrective actions taken with regards to significant deficiencies or material weakness in such controls.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 8, 2002, we received a letter from the Securities and Exchange Commission (the “SEC”) stating that the SEC is conducting an inquiry of us and requesting our voluntary assistance in connection with the provision of certain documents relating to our 2001 financial results and certain transactions between us and Access Cash International L.L.C., among other things. The letter from the SEC states that the inquiry is non-public and that it should not be construed as an indication that the SEC believes any violation of law has occurred. In October and November 2002, the SEC staff requested additional information from us related to certain of the matters that were the subject of the accounting review we announced on November 14, 2002 and which we recently completed. We have been cooperating fully with the SEC and we intend to continue to do so. We may, however, be the subject of additional inquiries or become subject to a fine or other liabilities.

ITEM 5. OTHER INFORMATION

RISK FACTORS AND CAUTIONARY STATEMENTS.

When used in this Quarterly Report on Form 10-Q/A and in future filings by the Company with the Securities and Exchange Commission, in our press releases, letters and reports to stockholders and in oral statements made by our representatives, the words or phrases “should result,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed below, that could cause our actual results to differ materially from our historical experience and our present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed below could affect our financial performance and could cause our actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse. We will not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

WE ARE UNABLE TO PREDICT THE RESULTS OF THE INQUIRY WE HAVE RECEIVED FROM THE SEC.

On March 8, 2002, we received a letter from the Securities and Exchange Commission (the “SEC”) stating that the SEC is conducting an inquiry of us and requesting our voluntary assistance in connection with the provision of certain documents relating to our 2001 financial results and certain transactions between us and Access Cash International L.L.C., among other things. The letter from the SEC states that the inquiry is non-public and that it should not be construed as an indication that the SEC believes any violation of law has occurred. In October and November 2002, the SEC staff requested additional information from us related to certain of the matters that were the subject of the accounting review we announced on November 14, 2002 and which we recently completed. We have been cooperating fully with the SEC and we intend to continue to do so. We may, however, be the subject of additional inquiries or become subject to a fine or other liabilities.

We are unable to predict when the SEC inquiry may be concluded with any degree of precision and we expect to continue to incur significant expenditures for professional services associated with our efforts to respond to the inquiry process. At this time, the SEC’s inquiry is informal in nature. It is likely that at some point the SEC staff may seek from the SEC a formal order of investigation, which would allow it, for example, to subpoena information from third parties. Regardless of the status of the inquiry, the Company intends to continue to cooperate with the SEC staff in its inquiry and provide information on a voluntary basis.

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

OUR ACQUISITION OF ATM MANAGEMENT COMPANIES MAY NOT BE SUCCESSFUL.

Since October 2001, we have been acquiring independent ATM management companies and we now operate the largest network of off-premise ATMs in North America. For the nine months ended September 30, 2002, this business segment contributed revenues of $83.1 million, or 20.2% of our total revenues, at an operating margin of 3.4%.

Our ability to improve the margins of this business will require us to effectively integrate the operations of acquired businesses into our organization, efficiently manage the deployment of the ATMs and generate additional sources of revenue from the installed ATM base and the sale of new machines. A key component of our integration efforts is the migration of the processing of the transactions generated at our ATMs from third parties to our own data centers. We provide the processing for 9,500 of the 15,500 ATMs we have deployed in the United States and we plan to convert approximately 800 of the remaining machines by the end of 2002. Processing for the approximately 5,200 remaining U.S. ATMs, including the ATMs we acquired from Samsar, Evergreen, and CRI in the second and third quarters of 2002, will be transitioned to our networks as existing contractual commitments expire or as the economics associated with accelerated contract cancellations makes it logical to do so. The process of conversion also involves a physical count of the ATM machines in our network and we have seen that the ATM inventories of acquired networks tend to be smaller than represented on occasion. We are reviewing our contractual options in this regard. All of the conversions require a degree of cooperation from existing third-party processors and so no assurance can be given that we will be successful in our conversion efforts. If we are not successful in our effort to improve the revenues and profitability of our ATM business, our future results of operations will be adversely affected. In addition, the expansion of the installed base of ATMs may require the application of increased amounts of cash to keep the machines appropriately supplied with cash for withdrawal by consumers.

Our ability to expand through acquisitions, including through our acquisition of ATM providers, involves many other risks, including:

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

In the market for electronic transaction processing, the principal factors on which we compete are price and service levels. The future growth of our revenues in this market is dependent upon securing an increasing volume of transactions. If we cannot control our transaction processing expenses, we may not remain price competitive and our revenues will be adversely affected. Our revenues can also be adversely affected by pricing concessions we make in order to retain our existing customers or attract new customers.

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

Competition for our decision support and risk management products is based primarily on the quantity and quality of the data available to us for this purpose and, to a somewhat lesser degree, price. Our competitive position in these markets could be harmed if our competitors were able to compile different data sources and analytical capabilities that proved to be more effective than our products. In addition, competitive pressure on our check verification business is increasing and we expect that the revenues we receive from this business will continue to decline in future periods.

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

The federal financial modernization law, known as the Gramm-Leach-Bliley Act, imposes significant consumer information privacy requirements on any entity engaged in the business of providing financial services, including entities that provide services to financial institutions. Federal agencies, such as the Comptroller of the Currency and the Federal Trade Commission, have issued regulations to implement these requirements. The Act requires covered companies to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose those policies to consumers before a customer relationship is established and annually thereafter. In addition, the Act requires covered companies to give an opt-out notice to consumers before sharing consumer information with third parties. The opt-out notice requirement in the Act is subject to several exceptions for credit reporting and fraud prevention purposes. Although we believe these exceptions apply to our business, government agencies could interpret their regulations in a manner that could expand the scope of the Act in ways which could adversely affect our business. In addition, even if the regulations do not affect us directly, uncertainty over the scope of the regulations could make financial institutions unwilling or reluctant to share consumer-related information with us.

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

In addition, the pre-emptive provisions of the Federal Fair Credit Reporting Act, which governs our SCAN(SM) and ChexSystems(SM) businesses, are currently scheduled to expire in January 2004. The expiration of these provisions means that state governments could also seek to issue legislation or regulations in this area. The creation of additional state regulations could complicate our compliance efforts and otherwise have a negative impact on our business. We are unable to predict whether the Federal pre-emptive provisions will be continued or whether any state would thereafter seek to implement more stringent requirements if they are not so continued.

IF THE SECURITY OF OUR DATABASES IS COMPROMISED, OUR REPUTATION COULD SUFFER AND CUSTOMERS MAY NOT BE WILLING TO USE OUR PRODUCTS AND SERVICES.

If the security of our databases is compromised, our business could be materially adversely affected. In our electronic payments and risk management businesses, we collect personal consumer data, such as names and addresses, social security numbers, drivers’ license numbers, checking and savings account numbers and payment history records. Unauthorized access to our database could result in the theft or publication of personal confidential information and the deletion or modification of personal records or otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. A security or privacy breach may:

•	deter customers from using our products and services;

•	harm our reputation;

•	expose us to liability;

•	increase our operating expenses to remediate problems caused by the breach; and

•	decrease market acceptance of electronic commerce transactions in general.

WE ARE DEPENDENT ON DELUXE FOR A SIGNIFICANT PORTION OF OUR REVENUE.

During the first nine months of 2002, net sales to Deluxe represented 8.9% of our total revenues before reimbursed expenses. On a year-over-year basis, however, total revenues from Deluxe declined by 2.5% to $34.9 million during the first nine months of 2002 from $35.8 million during the comparable period in 2001. Although Deluxe has established minimum spending targets of $43 million per year through March 31, 2005 for software development and maintenance services it obtains from us, we currently expect that it will purchase approximately $42 million of software development and maintenance services from us in 2002. In addition, although Deluxe’s annual minimum spending target for business process management services provided by us in 2002 is $6.4 million, Deluxe has purchased only $3.3 million of such services during the first nine months of this year. As a result, we believe that 2002 revenues from Deluxe for these services will be approximately $2.0 million less than the targeted amount. Further efforts at expense reduction by Deluxe could cause the revenues we receive from Deluxe to continue to decline. The loss of Deluxe as a customer or a continuing material reduction in the amount of services it orders from us would materially adversely affect our future results of operations and financial condition.

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

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR BUSINESS.

Because we currently sell some of our products and services in Europe, Australia and Canada, our business is subject to risks associated with doing business internationally. Also, we may not be successful in selling our services outside of the United States. In the first nine months of 2002, we generated approximately 8.7% of our net sales outside of the United States. Our future results could be harmed by a variety of factors, including:

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

WE FACE TERMINATION AND COMPLIANCE RISKS WITH RESPECT TO OUR GOVERNMENT CONTRACTS.

All of our government contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized 9.4% of our net sales (before reimbursed expenses) in the first nine months of 2002 pursuant to contracts of this type. If a government contract is so terminated, we are generally entitled only to receive compensation for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines.

There will be a decline in the revenues of the government services business in 2003 due to the expiration of existing contracts. We do not believe our Medicaid eligibility verification contract with the state of New York will be extended beyond December 2002. The approximate annual revenue from this contract is $11.6 million. An EBT contract that generated $3.9 million in revenue in 2001 is also scheduled to expire at the end of 2002. Although we have obtained and continue to seek additional EBT contracts, these new contracts will not generate sufficient revenues in 2003 to offset the approximately $15 million to $16 million decline in revenues we will experience due to the contract expirations described above.

We have been informed that Citibank has been awarded the EBT contract for the Western States EBT Alliance (Arizona, Alaska, Colorado, Guam, Hawaii, Idaho and Washington). We currently act as a subcontractor to Citibank for this alliance and this relationship generated approximately $4.8 million in revenues (excluding revenues derived from reimbursed expenses) in 2001. We expect that, as a result of Citibank being awarded this EBT contract, our role as a subcontractor will be discontinued. We do not presently anticipate that this transition will have a material impact on our business in 2002 or 2003, although our significant contracts for this coalition will begin to roll-off in 2004.

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT A CHANGE IN CONTROL.

Provisions of our certificate of incorporation and bylaws and Delaware law may delay or prevent a change in control of our Company that you may consider favorable. These provisions include the following:

•	no cumulative voting by stockholders for directors;

•	a classified board of directors with three-year staggered terms;

•	the ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies;

•	the ability of our board to issue preferred stock, without stockholder approval, with rights and preferences that may be superior to our common stock;

•	the ability of our board to amend the bylaws;

•	a prohibition of stockholder action by written consent;

•	advance notice requirements for stockholder proposals and for nominating candidates to our board;

•	restrictions under Delaware law on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock;

•	a requirement that 66-2/3% of our stockholders and 66-2/3% of our directors approve certain corporate transactions, including mergers and consolidations, sales of assets or amendments to our certificate of incorporation; and

•	we have adopted a stockholder rights plan, which discourages the unauthorized acquisition of 15% or more of our common stock or an unauthorized exchange or tender offer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this amended report:

Exhibit No.	Description	Method of Filing

99.1	Written statement by Paul F. Walsh	Filed herewith

99.2	Written statement by Thomas S. Liston	Filed herewith

*	Incorporated by reference

(a) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFunds Corporation (Registrant)

Date: November 29, 2002	/s/ Paul F. Walsh Paul F. Walsh, Chief Executive Officer and Chairman

CERTIFICATIONS

I, Paul F. Walsh, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of eFunds Corporation;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

                  b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 29, 2002	/s/ Paul F. Walsh By: Paul F. Walsh Its: Chief Executive Officer and Chairman

I, Thomas S. Liston, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of eFunds Corporation;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

                  b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 29, 2002	/s/ Thomas S. Liston By: Thomas S. Liston Its: Interim Chief Financial Officer

Index to Exhibits

Exhibit No.	Description

99.1	Written statement by Paul F. Walsh

99.2	Written statement by Thomas S. Liston