Form 10-K
period 2002-12-31
EFUNDS CORP
filed 2003-03-31
CIK 1109190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

Commission file number 0-30791.

eFUNDS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	39-1506286 (I.R.S. Employer Identification No.)

Gainey Center II 8501 N. Scottsdale Road, Suite 300 Scottsdale, Arizona (Address of principal executive offices)	85253 (Zip Code)

Registrant’s telephone number, including area code: (480) 629-7700

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $.01 per share, with Preferred Stock Purchase Rights (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

The aggregate market value of the voting stock held by non-affiliates of the registrant is $336,725,479 based on the last sales price of the registrant’s common stock on the National Association of Securities Dealers Automated Quotation System on March 26, 2003. The number of outstanding shares of the registrant’s common stock as of March 26, 2003 was 46,702,563 and the last sales price of the registrant’s common stock on that date was $7.21.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2003 Annual Meeting of Stockholders, which will be filed with the Securities Exchange Commission on or before April 30, 2003, is incorporated by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Documents Incorporated by Reference

A portion of the Proxy Statement for the Annual Meeting of Stockholders of eFunds Corporation to be held May 23, 2003 is incorporated by reference into Part III of this report.

PART 1
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEMS 10, 11, 12, AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
CERTIFICATION
INDEPENDENT AUDITORS’ CONSENT AND REPORT
eFUNDS CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
EXHIBIT INDEX
EX-10.19
EX-10.22
EX-10.34
EX-10.35
EX-10.38
EX-21.1
EX-23.2
Ex-23.3
EX-24
EX-99.1
EX-99.2
EX-99.3
EX-99.4
EX-99.5

PART I

ITEM 1. BUSINESS

INFORMATION ABOUT US

Our Company was incorporated in Delaware in December 1984. Prior to our initial public offering (the IPO) in June 2000, we were a wholly owned subsidiary of Deluxe Corporation, a Minnesota corporation (Deluxe). Deluxe is the largest check printer in the world. The shares of Deluxe are publicly traded on the New York Stock Exchange under the symbol “DLX.”

In April 1999, we began the process of combining our Company with four of Deluxe’s other former operating units into an integrated electronic payments and risk management business. The operations combined were DebitBureau, Chex Systems, Inc., Deposit Payment Protection Services, Inc. and an electronic check conversion company that Deluxe acquired in February 1999. In September 1999, we changed the name of our Company to eFunds Corporation. In January 2000, we combined Deluxe’s professional services business, eFunds IT Solutions Group, Inc. and eFunds International India Private Limited, with our electronic payments and risk management businesses. In June 2000, we sold 5,500,000 shares of our common stock to the public at a price of $13.00 per share. After the IPO, Deluxe continued to own about 87.9% of the outstanding shares of our common stock. In December 2000, Deluxe distributed all of the shares of our common stock owned by it to its shareholders through a tax-free spin-off (the Spin-Off) in which each of its shareholders received approximately .5514 of a share of our common stock for each Deluxe share owned by them. Following the Spin-Off, Deluxe ceased to own any shares of our common stock.

In March 2000, we paid cash of $20.0 million for an approximate 24% interest in Access Cash International L.L.C., a Delaware limited liability company (ACI). ACI was the second largest independent provider of Automated Teller Machine (ATM) services in the United States. Effective October 1, 2001, we acquired the remaining approximately 76% equity interest in ACI. The purchase price of the remaining 76% of ACI was $44.6 million, of which approximately $40.3 million was paid in cash on or prior to the closing date of the acquisition. Payment of the balance of approximately $4.3 million remains subject to the satisfaction of certain post-closing conditions.

During 2002, we acquired four additional independent ATM networks through stock or asset purchases. The companies purchased were: Hanco Systems, Inc. (Hanco) which managed a network of approximately 2,500 ATMs in 30 states; Samsar ATM Company, Inc. (Samsar), a Seattle-based provider of ATM services which managed an ATM network of more than 1,000 ATMs in the northwest United States; Evergreen Teller Services, Inc. (Evergreen), a California-based provider of ATM services for more than 1,600 ATMs located throughout California and the northwest United States; and Cash Resources, Inc. (CRI), a Colorado-based provider of ATM services for more than 2,800 ATMs located mostly in the western half of the United States. The total purchase price of these acquisitions was approximately $39.7 million of which approximately $35.2 million was paid in cash. Payment of approximately $2.7 million of the purchase price is subject to satisfaction of certain post-closing conditions. We currently manage a network of approximately 16,800 ATM machines.

Our principal executive offices are located at Gainey Center II, 8501 N. Scottsdale Road, Suite 300, Scottsdale, Arizona 85253 and our telephone number is 480-629-7700. Our Internet address is www.efunds.com. The information contained on our web site is not a part of this document.

OUR BUSINESS

We provide electronic transaction processing, ATM management, risk management and professional services to financial institutions, retailers, electronic funds transfer networks, government agencies and others. We have four principal business lines:

-	Electronic Payments

-	ATM Management Services

-	Decision Support and Risk Management

-	Professional Services

Electronic Payments

Our Electronic Payments segment provides electronic funds transfer (EFT), automated clearinghouse (ACH), point of sale (POS) and other payment processing services for financial services companies and electronic benefit transfer (EBT) services for government agencies. This segment had net revenues of $185.8 million in 2002, which represented approximately 34% of our total net revenues in that year.

We process transactions for regional automated teller machine, or ATM, networks in the United States. We also provide transaction processing for retail point-of-sale terminals that accept payments from debit cards and paper checks that have been converted into electronic transactions. Transaction processing involves electronically transferring money from a person’s checking or savings account according to his or her instructions. For example, when a cardholder inserts his or her debit card into an ATM machine and enters his or her PIN and the type and amount of the transaction, the device contacts our systems and transmits the request. We identify the institution that issued the card and work through the necessary validation and authorization routines, such as ensuring that the cardholder has entered the correct PIN, that the transaction is within the cardholder’s limits on withdrawals and that there are sufficient funds in the cardholder’s account. If all the routines are executed successfully, we signal the ATM or point of sale device to complete the transaction.

To carry out the tasks required, each ATM or point-of-sale device is typically connected to several computer networks. These networks include private networks that connect the devices of a single owner, shared networks that serve several device owners in a region and national shared networks that provide access to devices across regions. Each shared network has numerous financial institution members. For example, we provide processing services for approximately 800 of the nearly 1,200 CO-OP Network member credit unions. As part of our transaction processing services, we, and other gateway service providers like us, provide cardholders with access across these multiple networks.

We drive or operate more than 10,000 bank-owned ATMs in addition to those included in our own ATM network and more than 53,000 point-of-sale terminals. These terminals include approximately 32,000 EBT terminals and approximately 21,000 retail terminals. We process virtually all types of debit-based transactions for our financial institution customers, including cash withdrawals, cash deposits, balance inquiries, purchases, purchases with cash back and purchase returns. In addition, we authorize cash advances and purchases initiated with credit cards at ATM or point-of-sale locations. We also provide 24 hour a day, 7 day a week monitoring of ATMs for system irregularities. Our systems are designed to operate continuously and in 2002 our systems were available 99.99% of the time.

In 2001, Concord EFS acquired the STAR debit network, formerly our largest transaction processing customer, and notified us that it intended to terminate STAR’s processing agreement with us and perform the processing for this network at its own data centers. As part of the transition of this activity, STAR licensed our EFT software and contracted for the long-term maintenance thereof and for professional services to assist in the migration effort. This license represented our largest software licensing transaction to date. The transition of the processing for the STAR network was completed in September 2002. Including software license and maintenance fees and fees for processing transactions for the STAR network, transactions between our Company and the STAR network accounted for approximately $21.7 million of net revenue during the year ended December 31, 2002, or approximately 4% of our total net revenues (before reimbursed expenses) in that year. We do not expect to realize material revenues from our relationship with the STAR network in the future. However, we continue to recognize revenues in our relationship with Primary Payment Systems, a subsidiary of Concord EFS. The loss of the STAR network as a processing customer has materially diminished the number of POS debit transactions we process because these network transactions are no longer routed through our switch. As a result, our primary involvement in the processing of POS debit transactions involves the authorization and settlement of transactions initiated by holders of debit cards issued by financial institutions for which we provide processing services. This shift has also resulted in the revenues we derive from processing transactions that originate from ATM machines constituting a larger share of the total revenues of our Electronic Payments segment.

Our government services EBT business was started in response to federal mandates that require state and local governmental agencies to convert to electronic payment methods for the distribution of benefits under entitlement programs, primarily food stamps and Transitional Aid to Needy Families (formerly Aid to Families with Dependant Children). Our electronic benefits transfer processing system manages, supports and controls the electronic payment and distribution of cash benefits to program participants through ATMs and point-of-sale networks. Our services reduce operating costs and fraud for the government agency administering the benefits program, eliminate the food stamp stigma for recipients through the use of a plastic ATM-like card and make benefits more readily available to recipients at retail point-of-sale terminals and ATMs.

In 1993, we rolled out our first statewide system to electronically deliver these benefits using our electronic funds transfer capabilities. We were providing services for 28 state and local governments at the end of 2002. All of our government services contracts relate to government entitlement programs. Our government contracts are for scheduled service periods of five to seven years, although all of these contracts are terminable by the contracting governmental entity at any time. The contracts are based on a fixed price per recipient, variable volume model. For three contracts with coalitions of states, we serve as a subcontractor for Citibank.

Previously, we provided a Medicaid eligibility verification processing service that provided authorization services, drug utilization review and electronic claims capture and transmission for pharmacies and managed care firms for the State of New York’s Medicaid program. This contract with New York provided us with $12.2 million in revenue in 2002 and expired at the end of that year.

We have historically incurred losses related to our government services EBT business and we have established reserves to provide for expected future losses on some of our existing long-term EBT service contracts. Prior to 2001, our government services segment recorded losses that resulted in special charges for loss contracts, asset impairments and legal proceedings totaling approximately $90 million. Deluxe has agreed to indemnify us against future losses on government services contracts that were in a loss position at the time of our IPO to the extent the projected future losses on these contracts exceed the loss contract reserve we had established as of April 30, 2000. Deluxe has also agreed to indemnify us against future losses related to any litigation related to this business based on any facts or circumstances arising prior to the completion of our IPO. The indemnification obligations of Deluxe do not apply to losses contemplated by our pre-IPO loss contract reserves and are subject to a $14.6 million limit. If Deluxe were to make any indemnification payments for any litigation, Deluxe’s loss contract indemnification obligations would be correspondingly reduced. In addition, Deluxe’s indemnification does not apply to any contract that was not in a loss position on April 30, 2000 and so no indemnification would be available if any of our contracts that were then projected to be profitable were to become unprofitable or if we enter into a new contract that became unprofitable. We had an additional loss contract accrual of $1.3 million in 2001 relating to a revised estimate for a contract that was previously expected to be profitable. This accrual was not subject to Deluxe’s indemnification obligations. During 2002 and 2001, we reduced our previous estimates for expected future losses on our government services contracts by $2.0 million and $3.8 million, respectively.

ATM Management Services

Our ATM Management Services segment provides ATM deployment, management and branding services. Last year our net revenues in this segment were $115.6 million, which represented approximately 21% of our total net revenues in 2002.

As an independent provider of ATMs, we place ATMs with convenience, grocery, general merchandise and drug stores, as well as gas stations, located throughout the United States and Canada. We are the largest independent provider of ATM services in North America and we currently manage an active network of approximately 16,800 ATMs. We are migrating the processing of the ATM transactions generated at these machines to our networks as existing processing agreements with third party processors expire. Currently, we provide the processing for approximately 10,300 of the ATM machines in our network and we expect to migrate approximately 5,100 remaining U.S. ATMs to our networks as existing contractual commitments expire or as the economics associated with accelerated contract cancellations make it logical to do so, with approximately 3,000 such conversions expected to occur during 2003. Due to existing contractual commitments, processing for the approximately 1,400 ATMs we have in Canada will not likely be transitioned to our networks for a substantial period of time. We own or lease approximately 12% of the ATMs placed at the merchant locations and the remaining ATMs are owned or leased by the merchants operating in these locations.

We collect both ATM surcharge fees from consumers using ATMs deployed by us and interchange fees from their banks. During 2002, the operating margins generated by our ATM business approximated 2.4%. Our efforts during 2003 will be directed towards improving the performance of this business by further integrating the ATM businesses we acquired during 2001 and 2002, redeploying under-performing or idle ATMs and seeking to obtain additional sources of revenue from the installed ATM base. The possible additional sources of revenue we plan to explore involve such things as branding ATMs to enable customers of the sponsoring institution to use the branded ATMs without paying a surcharge fee, payroll cards, prepaid phone card top-ups and other types of value-added services. Although our focus in 2003 will be on margin improvement, we may seek to acquire additional independent ATM service organizations if appropriate acquisition opportunities become available.

Decision Support and Risk Management

Our Decision Support and Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. This segment had net revenues of $139.8 million in 2002, which represented approximately 26% of our total revenue last year This segment offers products and services that help:

-	determine the likelihood of account fraud and identity manipulation; and

-	assess the overall risks involved in opening new accounts or accepting payment transactions.

These products and services are based on or enhanced by our DebitBureau® database. DebitBureau contains over three billion records and includes data from our ChexSystems(SM) and SCAN(SM) databases and other sources. We use the data in DebitBureau to screen for potentially incorrect, inconsistent or fraudulent social security numbers, home addresses, telephone numbers, driver license information and other indicators of possible identity manipulation. Using our data, we can perform various tests to validate a consumer’s identity and assess and rank the risk of fraud associated with opening an account for or accepting a payment from that consumer.

Our SCAN, or Shared Check Authorization Network, product helps retailers reduce the risk of write-offs for dishonored checks due to insufficient funds and other forms of account fraud. When a check is presented as payment at the point-of-sale, SCAN members run the check through a scanner. The information on the check is then compared to the SCAN database to determine whether there have been previous payment problems with the check writer or his or her account. SCAN then reports any issues to the retailer and the merchant decides whether or not to accept the check. SCAN serves 14 of the 20 largest retailers in the United States based on recent market data. More than 77,000 retail locations report returned check activity to the SCAN network. Our larger retail customers host our SCAN database on their own computers. Others access the database through our SCAN Online product. Merchants pay a monthly service fee for SCAN based on their net monthly sales, if they host the SCAN file themselves, or by the number of inquiries submitted, if they use SCAN Online. Additional fees apply for inquiries by the retailers or consumers to our call centers.

To help retailers manage their check acceptance programs, we offer collection services to some SCAN members. We tailor our collection strategies to specific retailer needs. The services generally involve sending letters and follow-up telephone calls to consumers whose checks have been returned.

Our ChexSystems business is a provider of new account applicant verification services for financial institutions. ChexSystems provides access to more than 17 million closed-for-cause account histories and has recorded 124 million new account inquiries. An account is considered closed-for-cause when, for example, a consumer refuses to pay the account fee and the bank closes the account. ChexSystems helps financial institutions immediately assess the risks involved in opening an account for a new customer by supporting real-time inquiries to our database of consumer debit account performance. The ChexSystems service is used by more than 95,000 financial institution locations. Financial institutions may access the service through a variety of online options, or by telephone. Service fees for our new account verification services are based on the number of inquiries a financial institution makes each month.

ChexSystems also offers DebitReport, a service pursuant to which our DebitBureau data is made available to credit grantors, directly and through credit bureaus or other data providers, to supplement their credit decisioning processes and for use in making pre-approved offers of credit.

Professional Services

Our Professional Services segment provides business process management and IT outsourcing services, EFT software sales and software applications development, maintenance and installation services. Net revenues in this segment were $101.9 million in 2002, which represented 19% of our total net revenues for 2002.

Our business process management and outsourcing services focus on both back-office and customer support business processes, such as accounting operations, help desk services, account management, and call center operations. Our business process outsourcing services are provided primarily at our shared services facility in Gurgaon, India and at our call center sites in Mumbai, India. Our offshore business processing capabilities allow our clients to focus on their core processes, reduce their direct personnel costs, avoid non-core capital investments and improve the quality of their outsourced operations.

We license our electronic funds transfer software, the same software that drives our electronic funds transfer processing business, to in-house processors and regional networks in 23 foreign countries and in the United States. Our electronic funds transfer software runs on IBM and Tandem computing platforms. We also provide software maintenance and support services.

Our information technology services are offered on a stand-alone basis and as a complement to our electronic payment and risk management products in connection with the integration or customization of these products within our customer’s existing information technology infrastructure. We charge separate fees for these services based in hourly rates. We also provide on-site user training on the use of our products and solutions. We build long-term continuing relationships with our clients by providing on-going maintenance and support of our software products. Maintenance fees are recognized as revenue ratably over the service period.

Our former parent company, Deluxe, is the principal customer for our professional services offerings. In 2002, sales to Deluxe were $46.8 million. Sales to Deluxe for the year ended December 31, 2002 were for services provided pursuant to a five-year software development and business process outsourcing agreement that we signed with Deluxe in 2000. If Deluxe fails to spend a minimum of

$43 million for software development services under this agreement in any year, it will be obligated to make payments to us based on a schedule in the contract that is reflective of our estimates of our lost profits. For the year ended December 31, 2002, Deluxe’s spending attributable to the software development component of this agreement was $42.6 million and so a minimal level of shortfall fees were accrued. This agreement also calls for us to provide business process management services, including accounts receivable, accounts payable and other general accounting and data entry services to Deluxe. Deluxe’s annual spending target for business process management services declines from $8.1 million in 2000 to $4.2 million in 2004, although we do not receive shortfall fees if Deluxe does not purchase these services at the targeted level in any given year. Revenue from Deluxe for business process outsourcing services was $4.2 million for the year ended December 31, 2002. The provision of services by us under the software development and business process outsourcing agreement is non-exclusive, and Deluxe may contract with any third party for the provision of professional services.

Sales and Marketing

We organize our direct sales force along our four business segments. We market our products and services through a direct sales force and indirect sales channels, such as distributors, resellers and targeted alliances. We work consultively with our new or existing customers to fully understand their business requirements and provide standard or customized solutions that match their individual needs.

Most of our direct sales personnel are deployed across the country and generally operate out of their homes or on our customers’ premises. We also have some direct sales personnel who work out of our offices in Glendale, Wisconsin; Woodbury, Minnesota; and Scottsdale, Arizona. Our international sales offices are located in Sydney and Melbourne, Australia; Mumbai, India; and Runcorn, England. We build awareness of our products and services and the eFunds corporate name through targeted advertising, public relations, participating in trade shows and conferences and providing product information through our web site.

Customer Support, Technology and Infrastructure

Customer Support. We provide customer support services through our customer contact centers located in Woodbury, Minnesota; Dallas, Texas; Gurgaon and Mumbai, India; Glendale, Wisconsin; and Phoenix, Arizona. Most of our contact centers are open 24 hours a day, 7 days a week and provide access to website, e-mail and telephone support. We also provide technical and operational support for our customers in our data centers. In addition to user questions and technical issues, in accordance with the Fair Credit Reporting Act, we respond to inquiries from consumers whose checks have been declined or who have been rejected for a new banking account. We also provide on-site customer support services in connection with our other products and services, and charge a separate fee for these services based on an hourly rate.

Technology. Our products are configured to run on operating systems common in the electronic debit payment industry. These include the Tandem, IBM, UNIX and Windows operating environments. Our software is developed using C, C++, Cobol, HTML, TAL, Java and other programming languages. Our software products are interoperable with a wide range of terminal types and computer networks and support a variety of communications protocols, such as TCP/IP as well as other protocols.

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

Competition

We face competition from a number of companies. We expect that competition will intensify as consolidation efforts within the electronic payments industry continue. Many of our competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we do.

     In the electronic payments market, our principal competitors include:

-	third-party debit network processors, including First Data, VISA Debit Processing Services, Concord EFS, Midwest Payment Systems and Fiserv.

-	financial institutions that have developed in-house processing capabilities or services similar to ours, including Bank of America, M&I Bank and Fifth Third National Bank;

In the ATM management services market, our competitors include Concord EFS, Genpass and numerous independent service organizations (ISOs).

In the decision support and risk management market, our principal competitors include:

-	providers of fraud management data and software including Equifax, Experian and TransUnion and other credit bureaus ;

-	retail check verification and electronic check processing providers, including Certegy and Telecheck, a subsidiary of First Data Corporation.

In the professional services market, our competitors include:

-	electronic funds transfer software providers, including Transaction System Architects, S2, Oasis, Mosaic and PaySys;

-	outsourcing solutions companies, including Spectramind/Wipro Ltd, Daksh and Infosys Technologies.

The principal factors on which we compete in the electronic payments and ATM industries are price and service levels. Competition for our decision support and risk management products is based primarily on the quantity and quality of the data available to us for this purpose and, to a somewhat lesser degree, price. Our business process outsourcing and professional services offerings compete primarily on the basis of the quality of service levels and products and, to some degree, price.

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

Financial institutions are subject to the requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act. The Act imposes significant requirements on any entity engaged in the business of providing financial services, including entities that provide services to financial institutions. The privacy provisions of the Act impose on each entity subject to the new requirements an affirmative obligation to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose those policies to consumers before a customer relationship is established and annually thereafter. The banking regulators and the Federal Trade Commission have issued regulations which implement the privacy portions of this Act. We believe that these regulations permit banks to provide debit data and other nonpublic personal information to us.

Intellectual Property Rights

We rely on a combination of trademark, copyright, trade secrets and confidentiality or license agreements to protect our trademarks, software and know-how. We also have applied for patent protection on some of the features of our newer products. With regard to our information technology services, our business consists of software applications development. Ownership of this software is generally assigned to the client. We also develop software components that can be reused in software application development and software toolsets, most of which remains our property.

Employees

We had approximately 4,500 full and part-time employees as of March 1, 2003. We have a number of employee benefit plans, including a 401(k) plan, stock option and stock purchase plans, profit sharing plans and medical and hospitalization plans. We have never experienced a work stoppage or strike and consider our employee relations to be good.

Financial Information About Industry Segment; Financial Information About Domestic Operations and Export Sales

Information about these matters appears in “Note 14. Business Segment Information” to the financial statements included in Part II of this Annual Report on Form 10-K.

Executive Officers

The executive officers of the Company are elected by the Board of Directors each year. The term of office of each executive officer will expire at the annual meeting of the Board of Directors that will be held after the regular shareholders meeting on May 23, 2003. The principal occupation of each executive officer is with the Company, and their positions are as follows:

			EXECUTIVE OFFICER
NAME	POSITION	AGE	SINCE

Paul F. Walsh	Chairman of the Board and Chief Executive Officer	53	2002

Thomas S. Liston	Chief Financial Officer	64	2002

Colleen McKeown Adstedt	Senior Vice President, Human Resources and Administration	40	2001

Tommy L. Andrews	Senior Vice President, Corporate Development	52	2003

Steven F. Coleman	Senior Vice President, General Counsel and Secretary	44	2000

Mike A. Feliciano	Senior Vice President, Division Executive-EFT Solutions	45	2003

Kathleen Flanagan	Senior Vice President, Division Executive-Outsourcing Solutions	43	2002

Rahul Gupta	Senior Vice President, Division Executive-Risk Management Solutions	43	2003

Kevin L. Reager	Senior Vice President, Division Executive-ATM Management Solutions	45	2003

Clyde L. Thomas	Chief Information Officer, Senior Vice President, Technology	50	2002

Paul F. Walsh has served as Chairman of our Board of Directors and our Chief Executive Officer since September 16, 2002. Between March 2000 and September 2002, Mr. Walsh was chairman and chief executive officer of Clareon Corporation (Clareon), an electronic payments provider. Mr. Walsh served as chairman and chief executive officer of MaineStay Holdings L.L.C., a private equity investment firm, from September 1998 until January 1999, when MaineStay formed iDeal Partners (iDeal Partners), an equity investment partnership between MaineStay, Berkshire Partners and BancBoston Capital. Mr. Walsh served as chairman and chief executive officer of iDeal Partners until he joined Clareon. From February 1995 to September 1998, Mr. Walsh was president and chief executive officer of Wright Express Corporation (Wright Express), an information and financial services company. From January 1990 until January 1995, Mr. Walsh was chairman of BancOne Investor Services Corporation, a financial services company.

Thomas S. Liston has served as our Chief Financial Officer since July 2002. Between February and June 2001 and from December 2001 until he joined our Company, Mr. Liston served as interim chief financial officer of PETsMART, Inc., a retail chain of pet supply stores. From 1997 to 1998, Mr. Liston served as vice president and chief financial officer of Little Switzerland, a specialty jewelry and gift retail company. Prior to this position, Mr. Liston held a variety of executive finance positions, primarily in the retail industry.

Colleen McKeown Adstedt has served as our Senior Vice President, Human Resources and Administration since March 1, 2000. Previously, she served as Chief Administrative Officer for our professional services companies from May 1999 to February 2000. From March 1998 until April 1999, Ms. McKeown Adstedt served as a Director of Human Resources for Deluxe and from May 1996 to March 1998 as Director of Labor Relations, Chief Negotiator, Ground Operations for Northwest Airlines. Ms. McKeown Adstedt’s prior work experience included a variety of senior level positions in sales, human resources, and labor relations with Northwest Airlines, Pepsico and Ford Motor Company.

Tommy L. Andrews has been our Senior Vice President, Corporate Development since January 2003. From February 2001, until he joined our Company, Mr. Andrews served as senior vice president of operations for FleetCor Technologies, Inc., a marketer of commercial fleet cards. From September 1999 to January 2001, Mr. Andrews was chief executive officer of B2Bexplorer, Inc., a provider of e-commerce solutions to small businesses. From 1996 to 1999, Mr. Andrews was a senior vice president for Wright Express, serving most recently as the head of its corporate development efforts.

Steven F. Coleman has served as Senior Vice President, General Counsel and Secretary since March 2000. From 1996 until joining our Company, Coleman worked as a Senior Attorney for Deluxe. Prior to joining Deluxe, Mr. Coleman was associated with Dorsey & Whitney, a law firm located in Minneapolis, Minnesota, and Fried, Frank, Harris, Shriver & Jacobson, a law firm located in New York, New York.

Mike A. Feliciano has served as Senior Vice President, Division Executive-EFT Solutions since January 2003. Mr. Feliciano was vice president and general manager of the EFT processing business unit at NYCE Corporation, an electronic funds transfer network, from 1995 until he joined our Company. Prior to joining NYCE, Mr. Feliciano served in the electronic commerce division of Electronic Data Systems for three years.

Kathleen Flanagan has served as Senior Vice President, Division Executive-Outsourcing Solutions since December 2002. From March 2000 until December 2002, Ms. Flanagan served as the chief operations officer for Clareon, and she was employed as senior vice president of client operations for Wright Express from February 1996 until November 1999. Ms Flanagan has also held senior positions at Portland Glass and Melville Corporation.

Rahul Gupta has served as Senior Vice President, Division Executive-Risk Management Solutions since January 2003. From October to November 2000 and from January to August 2002, Mr. Gupta served as vice president, network/ASP services of i2 Technologies, Inc. (i2), a provider of supply chain management software. From December 2000 to December 2001, Mr. Gupta served as chief executive officer of Financial Settlement Matrix, a joint venture between i2 and several financial institutions that provided business to business payment services. Prior to this position, Mr. Gupta served as the president and chief operating officer for Summitt Marketing Group, a database, promotions and targeted marketing service company from January 1998 until September 2000. Mr. Gupta’s previous experience includes senior management positions at Fidelity Investments and PriceWaterhouse Consulting.

Kevin L. Reager has been our Senior Vice President, Division Executive-ATM Management Solutions since February 2003. Mr. Reager has spent the last 15 years focused on ATM program development and management for Bank of America, serving as its senior vice president of ATM business development and account management since 1999.

Clyde L. Thomas has served as our Chief Information Officer and Senior Vice President, Technology since November 2002. From March 2000 through October 2002, Mr. Thomas served as chief information officer for Clareon. From February 1999 until February 2000, Mr. Thomas served as a partner of iDeal Partners. Mr. Thomas served on the management team of Wright Express, from July 1987 to January 1999, serving most recently as its Senior Vice President and Chief Information Officer. Prior to his service with Wright Express, Mr. Thomas was employed by American Airlines and Gulf Oil Corporation.

Clareon filed a voluntary petition under chapter 11 of the Federal bankruptcy laws in connection with its sale to Fleet National Bank in November, 2002. Messrs. Walsh and Thomas and Ms. Flanagan all served as executive officers of Clareon within two years of this filing.

Transactions with Deluxe

Purchase and sale transactions between us and Deluxe have been executed at either current market pricing or agreed-upon transfer prices. Deluxe allocated $16.4 million of expenses to us for the year ended December 31, 2000, for the cost of corporate services provided. Prior to 2000, these allocations, which were calculated based on the relationship between our revenue and Deluxe’s total revenues, the number of employees in our respective organizations and transaction processing costs, included expenses for various support functions such as human resources, information services and finance. These common costs to us and Deluxe were allocated because specific identification of the actual costs incurred was not practicable. We and Deluxe believed that this allocation method was reasonable. During 2000, certain of the costs for these support functions were incurred directly by us. The remaining corporate services provided by Deluxe were allocated to us based on estimates of the costs that would have been incurred by us if we were a stand-alone, independent company. The allocation of costs to us by Deluxe ceased at the Spin-Off.

Prior to March 31, 2000, Deluxe also charged us for interest expense or credited us for interest income based on the cash we had borrowed from or provided to Deluxe. We were charged net interest expense of $0.9 million from Deluxe for the year ended December 31, 2000. The average interest rate used to calculate this amount was 6.7%. The interest rate for net receivables from Deluxe was based on the average 30-day commercial paper composite rate. The interest rate for net payables was based on the average 30-day commercial paper composite rate plus 2%. At March 31, 2000, Deluxe forgave the net outstanding debt that we owed it and we paid a dividend to Deluxe of $13.8 million. Subsequent to March 31, 2000, we and Deluxe have repaid any net amounts owed to each other in cash. The interest rates applied subsequent to March 31, 2000 were based on the one-month LIBOR rate plus 0.25%.

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

Tax-Sharing Agreement

In general, we were included in Deluxe’s consolidated group for federal income tax purposes for the year 2000 and prior periods. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of each other member of the group. We entered into a tax-sharing agreement with Deluxe which allocates tax liabilities between us and Deluxe during the periods in which we were included in Deluxe’s consolidated group. We could, however, be liable in the event that any federal tax liability is incurred, but not discharged, by other members of Deluxe’s consolidated group.

We and Deluxe make payments to each other such that the amount of taxes to be paid by us will generally be determined as though we had filed separate federal, state and local income tax returns. We are responsible for our share of any taxes with respect to tax returns that include us and our subsidiaries. In determining the amount of our tax-sharing payments, Deluxe prepares for us pro forma returns with respect to federal and applicable state and local income taxes. We reconcile whether we owe Deluxe or Deluxe owes us money in respect of tax liabilities on a rolling basis under this agreement as returns are filed and audits completed.

Prior to the Spin-Off, Deluxe continued to have all the rights as our parent for purposes of federal, state and local tax law. Deluxe will be the sole and exclusive agent for us in any and all matters relating to our income, franchise and similar tax liabilities during these periods and Deluxe will have sole and exclusive responsibility for the preparation and filing of any related consolidated federal and consolidated or combined or unitary state income tax returns or amended returns. For periods prior to the Spin-Off, Deluxe will have the power, in its sole discretion, to contest, compromise or settle any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for a refund on our behalf.

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

Real Estate Agreements

In 2000, we purchased real property and a data center located in Phoenix, Arizona and personal property from a subsidiary of Deluxe at its then net book value of approximately $10 million. We and Deluxe also entered into several agreements under which Deluxe or its subsidiaries agreed to:

-	lease a portion of a data center in Phoenix, Arizona from us at approximately $96,000 per month; and

-	assign their rights as tenant under various leases to us.

Professional Services Agreement

We have entered into a master agreement with Deluxe under which we will provide Deluxe with:

-	software development and maintenance services for information technology applications;

-	financial shared services including accounts receivable, accounts payable and general accounting transaction processing; and

-	data entry services.

We recorded total revenue of $46.8 million under this agreement in 2002. This agreement will expire on March 31, 2005, and will automatically renew each year thereafter for an additional one year term unless terminated by either party. In addition, this agreement may be terminated by Deluxe at its option if we are acquired, whether by merger or the sale of all or substantially all of our assets, by a third party. During the term of the agreement, Deluxe will be obligated to spend $43 million per year for software development and maintenance services for information technology applications. The actual amounts to be paid to us by Deluxe will be based on the actual number of hours of information technology services that we provide to Deluxe. If Deluxe fails to reach the $43 million spending target per year, it will be obligated to make compensatory payments for a portion of our fees based on our estimates of lost margins. If Deluxe exceeds the $43 million spending target per year, Deluxe will be entitled to receive reduced rates. We also will provide Deluxe with business process management services, including accounts receivable, accounts payable and other general accounting services and data entry services. The agreement provides for credits to Deluxe for unsatisfactory performance by us and bonuses for superior performance, as is typical for information technology professional services. The provision of services by us under the agreement is non-exclusive, and Deluxe may contract with any third party for the provision of information technology and business process management services.

Third Party Indemnification Agreements

Under a third party indemnification agreement, we agreed to indemnify Deluxe in connection with any liabilities incurred by Deluxe after the Spin-Off as a result of:

-	Deluxe’s purchase or lease of property or services for our benefit under any master agreement; or

-	any guaranties under which Deluxe guaranteed our performance of agreements with third parties.

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

Network Access Agreement

Historically, some ChexSystems customers have elected to use the online ordering connectivity provided by Deluxe’s check printing operations to receive services provided by ChexSystems. Deluxe provided us a license to use these connections to its check printing customers in order to allow us to continue to provide our ChexSystems products to financial institutions who wish to receive these products through the Deluxe network. Deluxe maintains ownership of all rights in its network, except that we own the interface between the network security layer and our back-end systems. In exchange for access to this product delivery channel, we paid Deluxe its cost of providing these services during 2000 and cost plus 10% in 2001.

The original network access agreement was scheduled to expire at the end of 2001, but it was extended through 2005 through an agreement we signed with Deluxe in November 2001. Under the extended agreement, we pay Deluxe a per-transaction fee for each electronic submission sent through its network by ChexSystems. The per-transaction fee varies depending on the number of transactions submitted during any given month, subject to a minimum monthly fee of $183,333 per month during 2002, $175,000 per month during 2003, $158,333 per month during 2004 and $150,000 per month during 2005. We also pay Deluxe an hourly rate for development and electronic delivery support and a fee of $4,000 per month for standard data contribution transmissions.

Processing Agreements

Under a processing agreement, we, with the consent of the applicable financial institution, provide Deluxe with bank routing numbers and Deluxe provides us with the related check order history files. Deluxe may only use the bank routing numbers for the purpose of performing the processing requested by us. We estimate the cost of these processing services to be approximately $100,000 per year. Either party may terminate this agreement upon 30 days’ prior written notice.

Government Services Indemnification Agreement

Deluxe has agreed to indemnify us for any losses on identified government services loss contracts in excess of our $29.2 million loss contract reserve as of April 30, 2000. We are required to calculate any charges for loss contracts in a manner consistent with Deluxe’s prior loss accrual practices. Deluxe will also indemnify us against any liabilities, losses or expenses arising from litigation and claims asserted against us in connection with the operation of our government services business prior to the completion of our IPO. Deluxe’s indemnification obligations do not apply to losses contemplated by existing reserves and are limited to a maximum amount equal to $14.6 million. In addition, Deluxe’s indemnification does not apply to any contract that was not in a loss position as of April 30, 2000 and so if any of our contracts that were profitable at that point were to become unprofitable, no indemnification would be available. We have agreed to indemnify Deluxe for all other claims related to the operation of our government services business that occur after the completion of the IPO. No amounts have been paid or accrued under this agreement.

Conversion Options

Prior to the Spin-Off, all of Deluxe’s outstanding stock options were converted into new options to purchase Deluxe’s common stock and options to purchase our common stock pursuant to our Stock Incentive Plan for Deluxe Conversion Awards. The purpose of this plan was to allow employees of Deluxe and the Company to maintain the same relative equity interest in the two separate companies as they held in the combined enterprise. The stock options issued by us under this plan generally have the same terms and conditions as the Deluxe options to which they relate. Options to purchase 2,918,435 shares of our common stock were issued on December 11, 2000 under this program.

ITEM 2. PROPERTIES

The following table sets forth a description of our principal facilities:

	Approximate	Owned or Lease
Location	Square Feet	Expiration Date	Function

Scottsdale, Arizona	47,550	February 2012	Corporate Headquarters
Phoenix, Arizona*	96,100	Owned	Data center
Glendale, Wisconsin	171,250	Owned	Held for sale
New Berlin, Wisconsin	82,600	Owned	Data center
Chennai, India	18,600	January/June 2008	Software development center
Chennai, India	46,500	June 2003/October 2005	Software development center
Mumbai, India	52,450 28,000	October 2004 October 2009	Customer call center Customer call center
Gurgaon, India	62,200	January 2005/January 2006	Shared services center
Little Canada, Minnesota	32,000	September 2005	ATM management services
Woodbury, Minnesota	79,400	September 2012	Customer contact center, DebitBureau and professional services
Bothell, Washington	32,300	August 2004	Vacant
Bothell, Washington	24,700	August 2006	Vacant
Dallas, Texas	31,650	January 2004	Customer contact center
Runcorn, United Kingdom	11,000	Owned	Held for sale

*	Approximately 45,750 square feet of this facility is leased to Deluxe.

We believe that our current facilities are adequate to meet our anticipated space requirements, although we expect to lease an additional facility in the Milwaukee, Wisconsin area following the planned sale of our building in Glendale, Wisconsin and we will likely lease additional space in Scottsdale, Arizona during 2003. We believe that additional space will be available at a reasonable cost to meet our expected needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently the subject of an investigation by the Securities and Exchange Commission (the SEC). In the course of its investigation, the SEC staff has sought from the Company various documents and information concerning the financial results and transactions that were the subject of restatement by the Company in March and December 2002. In January 2003, the SEC staff received a formal order of investigation, which empowers it to issue subpoenas to the Company and third parties. The Company has been cooperating fully with the SEC staff and intends to continue to do so. The Company may, however, be the subject of additional inquiries or become subject to a fine or other remedies. The Company also has incurred, and may continue to incur, significant legal expenses in connection with the investigation.

The Company and its current and former chief executive and chief financial officers are defendants in three federal securities actions filed in November and December 2002 in the U.S. District Court for the Eastern District of Wisconsin (the Federal Securities Actions). The complaints in these actions are substantially identical and allege, among other things, that during the period from February 2, 2001 to October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiffs and other members of a putative class of shareholders suffered damages as a result. The defendants in the Federal Securities Actions have moved to have the actions transferred to the District of Arizona and also have moved to dismiss the actions on various grounds. These motions are pending before the Court. Also pending before the Court is a motion by one of the plaintiffs to consolidate the three actions, for his appointment as class representative and for his selection of lead counsel.

The Company is also a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholders Derivative Actions). The complaints allege, among other things, that certain of its current and former directors named in the complaints as defendants, breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The Complaint also names as a defendant the Company’s external auditor. The parties in the Shareholder Derivative Actions have jointly moved to stay the proceedings, pending the resolution of the motions to dismiss the Federal Securities Actions. The Court has yet to rule on that request.

The Company believes the Federal Securities and Shareholder Derivative Actions are without merit and intends to vigorously defend itself. However, the Company cannot predict with certainty the outcome of these actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The shares of our Company are listed on the Nasdaq National Market under the symbol “EFDS.” The following table sets forth the high and low prices of our common stock, as reported by the Nasdaq National Market, for the calendar quarters indicated and the last sales price of our shares at the close of each such quarter.

2002	High	Low	Close

First Quarter	$19.10	$13.58	$16.05
Second Quarter	$18.35	$7.95	$9.48
Third Quarter	$11.98	$7.26	$9.38
Fourth Quarter	$10.05	$7.25	$9.11

2001	High	Low	Close

First Quarter	$19.25	$7.75	$19.25
Second Quarter	$26.20	$17.00	$18.60
Third Quarter	$23.74	$12.33	$16.65
Fourth Quarter	$20.59	$12.69	$13.75

The closing price of our shares on March 26, 2003 was $7.21. As of March 26, 2003, we had approximately 10,096 record holders of our common stock.

Dividend Policy

We have never paid a dividend on our common stock and do not anticipate doing so in the foreseeable future.

Annual Meeting

The annual meeting of our stockholders will be held at 2:00 p.m. Scottsdale, Arizona time on May 23, 2003, at the Millenium Resort at 7401 North Scottsdale Road, Scottsdale, Arizona, 85253.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected statement of operations data shown below for each of the years in the five-year period ended December 31, 2002 and the selected balance sheet data for each of the five years ended December 31, 2002, are derived from our audited consolidated financial statements.

	Year Ended December 31,

(in thousands, except per share data)	2002 (1)	2001 (1)	2000 (1)	1999 (1)	1998 (2)

Statement of Operations Data:
Net revenue	$543,107	$537,159	$439,299	$322,367	$267,520
Operating expenses	507,688	486,338	430,923	323,455	294,131

Income (loss) from operations	35,419	50,821	8,376	(1,088)	(26,611)
Other income (expense)	734	171	(1,594)	(1,552)	3,451

Income (loss) before income taxes	36,153	50,992	6,782	(2,640)	(23,160)
Benefit (provision) for income taxes	(11,599)	(17,653)	(3,299)	(5,586)	8,569

Net income (loss)	$24,554	$33,339	$3,483	$(8,226)	$(14,591)

Net income (loss) per share — basic	$0.53	$0.72	$0.08	$(0.21)	$(0.36)

Net income (loss) per share — diluted	$0.53	$0.70	$0.08	$(0.21)	$(0.36)

Shares used in computing:
Net income (loss) per share — basic	46,588	45,985	42,788	40,000	40,000
Net income (loss) per share — diluted	46,738	47,445	42,867	40,000	40,000

(1)	Includes effects of the adoption of EITF Issue No. 01-14 as outlined in Note 2 to the consolidated financial statements.

(2)	Net revenue and Operating expenses for the year ended December 31, 1998 are not comparable to subsequent years presented as 1998 does not include the effects of the adoption of EITF Issue No. 01-14 outlined in Note 2 to the consolidated financial statements. The Company’s historical financial information for 1998 has been carved out from Deluxe’s consolidated financial statements and it is not practicable for the Company to extract the financial data necessary to comparably present the effect of the adoption of EITF Issue No. 01-14 on years prior to 1999. The effect of the adoption of EITF Issue No. 01-14 was an equal increase to Net revenue and Operating expenses of $30.4 million, $27.7 million, $22.7 million, and $20.0 million for the years ended December 31, 2002, 2001, 2000 and 1999 respectively.

	December 31,

(in thousands)	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash and cash equivalents	$119,487	$101,871	$78,731	$35,849	$16,055
Working capital	149,795	118,641	70,899	25,607	1,869
Total assets	459,418	442,916	389,132	289,929	186,335
Long-term debt, excluding current portion	1,338	2,529	2,244	3,597	4,029
Total stockholders’ equity	363,520	334,315	286,165	199,105	89,803

For a discussion of the factors affecting the comparability of the data shown above, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with “Selected Financial Data” and our consolidated financial statements and the notes to those financial statements included in this annual report. In addition to historical and pro forma information, this discussion contains forward-looking information that involves risks and uncertainties. Our actual future results could differ materially from those presently anticipated due to a variety of factors, including those discussed in Exhibit 99.1 to this Annual Report on Form 10-K.

OVERVIEW

Our Company was incorporated in Delaware in December 1984. Prior to our initial public offering (the IPO) in June 2000, we were a wholly owned subsidiary of Deluxe Corporation, a Minnesota corporation (Deluxe). Deluxe is the largest check printer in the world. The shares of Deluxe are publicly traded on the New York Stock Exchange under the symbol DLX.

In April 1999, we began the process of combining our Company with four of Deluxe’s other former operating units into an integrated electronic payments and risk management business. The operations combined were DebitBureau, Chex Systems, Inc., Deposit Payment Protection Services, Inc. and an electronic check conversion company that Deluxe acquired in February 1999. In September 1999, we changed the name of our Company to eFunds Corporation. In January 2000, we combined Deluxe’s professional services business, eFunds IT Solutions Group, Inc. and eFunds International India Private Limited, with our electronic payments and risk management businesses. In June 2000, we sold 5,500,000 shares of our common stock to the public at a price of $13.00 per share. After the IPO, Deluxe continued to own about 87.9% of the outstanding shares of our common stock. In December 2000, Deluxe distributed all of the shares of our common stock owned by it to its shareholders through a tax-free spin-off (the Spin-Off) in which each of its shareholders received approximately .5514 of a share of our common stock for each Deluxe share owned by them. Following the Spin-Off, Deluxe ceased to own any shares of our common stock.

In March 2000, we paid cash of $20.0 million for an approximate 24% interest in Access Cash International L.L.C., a Delaware limited liability company (ACI). ACI was the second largest independent provider of Automated Teller Machine (ATM) services in the United States. In September 2000, we entered into an ATM deployment and management agreement with ACI under which we received fees paid by customers utilizing ATMs deployed by us and interchange fees from their banks. ACI managed this network of ATMs in exchange for a management fee determined by reference to the number of ATMs under management. Effective October 1, 2001, we acquired the remaining approximately 76% equity interest in ACI. The purchase price of the remaining 76% of ACI was $44.6 million, of which approximately $40.3 million was paid in cash on or prior to the closing date of the acquisition. Payment of the balance of approximately $4.3 million remains subject to the satisfaction of certain post-closing conditions.

During 2002, we acquired four additional independent ATM networks through stock or asset purchases. The companies purchased were: Hanco Systems, Inc. (Hanco) which managed a network of approximately 2,500 ATMs in 30 states; Samsar ATM Company, Inc. (Samsar), a Seattle-based provider of ATM services which managed an ATM network of more than 1,000 ATMs in the northwest United States; Evergreen Teller Services, Inc. (Evergreen), a California-based provider of ATM services for more than 1,600 ATMs located throughout California and the northwest United States; and Cash Resources, Inc. (CRI), a Colorado-based provider of ATM services for more than 2,800 ATMs located mostly in the western half of the United States. The total purchase price of these acquisitions was approximately $39.7 million of which approximately $35.2 million was paid in cash. Payment of approximately $2.7 million of the purchase price is subject to satisfaction of certain post-closing conditions. We currently manage a network of approximately 16,800 ATM machines.

Prior to their acquisition by us, these independent ATM networks had been operating at breakeven or a loss. We expect improvement in our ATM business to come from four major sources: (i) reduced operating costs through the integration of sales, marketing, operations and facilities, (ii) the elimination of third party processing fees by migrating the processing of ATM transactions to our data centers, (iii) the redeployment of under-performing or idle ATMs and (iv) additional revenues from branding and other value-added services.

Our consolidated financial statements for periods prior to and including the date of the Spin-Off have been prepared using the historical results of operations and historical bases of the assets and liabilities of the Deluxe businesses that comprise our Company. The consolidated financial statements for such periods also include allocations to us of certain liabilities and expenses, including: profit sharing and other employee benefits; information technology services; facility costs; and other Deluxe administrative services costs. The expense allocations have been determined on bases that both Deluxe and we considered to be a reasonable reflection of the utilization of the services provided to us or the benefit received by us. The expense allocation methods are based on number of employees, transaction processing costs, square footage and relative sales.

The financial information presented in this report may not necessarily reflect what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for all the periods presented, nor is it indicative of our future financial position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, reserves and allowances, income taxes and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

Our net revenues consist of fees for transaction processing and related services, decision support, software and data licensing, maintenance and support, government services, and information technology consulting and business process management services. Our revenue recognition policies for these various fees are as follows:

•	Transaction processing and service fees are recognized in the period that the service is performed. These services consist of processing our customers’ electronic debit transactions and settling the funds with the financial institutions involved in the transactions. Additionally, these services include monitoring ATMs to alert our customers when potential problems occur. These fees are charged on a per transaction basis, depending on the contractual arrangement with the customer. Government services fees are recognized in the period services are provided based on monthly fees per benefits recipient.

In connection with the provision of services in the ATM management services segment, we earn surcharge and interchange fees. Surcharge fees are those fees the user of an ATM pays at the time of the transaction while interchange fees are paid by that user’s financial institution. Generally, our arrangements call for us to pay a fee to the occupants of the property at which the ATM is physically located. The amount of this fee typically has some relationship to the surcharge and interchange fees that are collected by us on individual transactions. Based upon the underlying contractual provisions to our arrangements, we record the surcharge and interchange fees that we collect at their gross amounts as revenue and the amounts owed to the occupant of the property at which the ATM is physically located as a processing, communication and service cost.

•	Decision support fees are recognized as revenue in the period the services are provided. Decision support services consist of new account applicant and check verification screenings to manage the risk associated with account openings and check acceptance. Decision support fees are based on the number of inquiries against the databases used for screening purposes or monthly fees based on the net monthly sales of the retailer using our check verification products or other similar measures, depending on the product and service.

•	We provide professional services consisting of information technology consulting and business process management services. Revenue from providing such services is generally recognized under one of two methods, depending on the relevant contractual terms. Under the time and materials method, which is applied to nearly all of our Professional Services contracts, revenue is based on a fee per hour basis and is recognized as hours are completed. Under the fixed contract method, a pre-set fee is agreed upon for a project, and revenue is recognized proportionately to the percentage of completion of the project. If the information technology consulting services involve the significant customization of software that has been licensed from us, the license fee is also recognized proportionately to the percentage of completion of the project.

•	Software and data license fees for standard products are recognized when a license agreement has been signed, the license fee is fixed and determinable, collectibility of the license fee is probable, delivery has occurred and there are no uncertainties surrounding product acceptance. If a license contains customer acceptance criteria for which significant uncertainties exist, the revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Certain software products include multiple modules and the license fee charged to the customer is based on the modules licensed. If a customer contract requires that we deliver multiple elements, then upfront fees are recognized as revenue if vendor specific objective evidence of fair value exists for each of the undelivered elements. If vendor specific objective evidence of fair value does not exist, then the total fees of the arrangement are recognized over the term of the related agreement based upon delivery of all essential elements.

•	Software maintenance and support revenue is recognized ratably over the term of the contract or as the services are provided.

The process involved in evaluating the appropriateness of revenue recognition involves judgments about vendor-specific objective evidence of the fair value of each of the various elements to be delivered in a sale that has multiple components, collectibility of fees, and projections of costs to complete projects for our customers.

Intangible Assets

Our intangible assets consist primarily of goodwill, capitalized software costs and acquired contracts. We capitalize the cost of software developed or obtained for internal use once the preliminary project stage has been completed, management commits to funding the project and it is probable that the project will be completed and that the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and the software is ready for its intended use. Software developed or obtained for internal use is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

We capitalize the cost of software developed for licensing and resale once technological feasibility has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when we have completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements. Capitalization of costs ceases when the product is available for general release to customers. Such costs are amortized on a product-by-product basis normally over three years and no longer than five years. Software developed for resale is carried at the lesser of amortized cost or net realizable value.

When we acquire other companies, generally accepted accounting principles require that we make estimates regarding the fair values of the acquired company’s tangible assets and liabilities and identifiable intangible assets. Based upon these estimates, we then allocate the purchase price to the assets and liabilities of the acquired company for the purpose of recording these items in our financial records. Any unallocated purchase price is considered to be, and recorded as, goodwill. The distinction between the amount of the purchase price allocated either to tangible assets and liabilities or identifiable intangible assets and goodwill is significant as goodwill is not amortized to the statement of operations but is instead subject to an annual impairment test. Estimates inherent in the process of this purchase price allocation include assumptions regarding the timing and amounts of future cash inflows and outflows, the saleability of inventories, selection of discount rates, contract renewal rates and general market conditions. Where appropriate, we use third-party valuation professionals to assist us in making these estimates.

The process of evaluating goodwill and other intangible assets, including capitalized software costs and acquired contracts, for impairment involves judgments about market conditions and economic indicators, estimates of future cash flows and assumptions about our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusions regarding the carrying value of our intangible assets could change and materially affect our financial position or results of operations. We recorded a write-down of approximately $2.1 million in 2002 for capitalized software associated with ancillary product lines that are being exited.

Reserves and Allowances

We maintain a reserve for expected future losses on certain government EBT contracts. Our estimates of such losses are based on a variety of assumptions including assumptions about future welfare case levels, number of transactions per case and costs related to processing transactions and support services. These assumptions are subject to significant uncertainties and may differ substantially from actual results. In the event such differences arise, a revision to the loss contract reserve would be required. Any such revision could have a material effect on our financial position or results of operations.

We maintain an allowance for doubtful accounts for estimated losses resulting from our customers failing to make required payments. We develop our estimate of the allowance based on our experience with specific customers, our understanding of their current economic circumstances and our own judgment as to the likelihood of their ultimate payment. We also consider our collection experience with the balance of our receivables portfolio and make estimates regarding collectibility based on trends in aging. The estimates utilized to calculate our allowance for doubtful accounts were revised during the second quarter of 2002 to be more reflective of our recent collection history following the establishment of our collections and credit committee and the implementation of enhanced collection processes and systems. As a result of this change in estimate, we reduced our estimated uncollectible accounts by $2.5 million during 2002. If the financial condition of our customers were to deteriorate, thereby impairing their ability to make payments, an increase in this allowance could be required in a future period.

Income Taxes

Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments would include, but would not be limited to, the likelihood the Company would realize the benefits of net operating loss carry-forwards, the adequacy of valuation allowances, the rates used to measure transactions with foreign subsidiaries and the development of valuation models used for measuring the value of certain transactions. Further, our operations are governed by and subject to government regulations in the United States and in foreign countries in which we operate, including laws and regulations relating to taxation and the judgments and estimates used are subject to challenge by domestic and foreign taxing authorities. The Company recognizes tax liabilities at such time as they are judged to be probable of being incurred and they can be reasonably estimated. It is possible that either foreign or domestic taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur tax liabilities in excess of those currently recorded.

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

We consider the undistributed earnings of our foreign subsidiaries to be permanently invested and, accordingly, we have not provided for U.S. Federal, state income or applicable foreign withholding taxes on those amounts. Undistributed earnings of our foreign subsidiaries amounted to approximately $24.1 million at December 31, 2002. Upon any distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and applicablewithholding taxes payable to the foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with such a hypothetical calculation.

Stock-based compensation

We issue stock options to our employees under the terms of the eFunds Corporation 2000 Stock Option Plan. Generally accepted accounting principles provide two alternative methods of accounting for stock options issued under the terms and conditions that we typically issue such options. One alternative is to estimate the fair value of the stock option at the date of grant and amortize that value as an expense to operations over the contractual vesting period. The other option available currently to companies reporting under generally accepted accounting principles is to estimate the fair value of the option at the grant date but only reflect the impact of the amortization in a footnote to the financial statements and to forgo adjusting the statement of operations. The method a company chooses to apply is a matter of policy. Consistent with our past practices, we utilize the second of these options and we reflect the impact of the option amortization in the footnotes to our financial statements. As illustrated in Note 2 to the financial statements, were we to change our accounting policy on this matter to reflect the expense in our statement of operations, or should generally accepted accounting principles change to require us to reflect this expense in our statements of operations, our results of operations would be materially and adversely affected.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the relative composition of net revenues and selected statements of operations data as a percentage of net revenues:

	Year Ended December 31,

	2002	2001	2000

Net revenue	100.0%	100.0%	100.0%
Operating expenses
Processing, communication and service costs	41.7	37.0	30.9
Employee costs	34.2	38.3	44.3
Depreciation and amortization	6.8	7.4	7.1
Other operating costs	8.2	7.7	12.2
Restructuring and asset impairment charges	3.0	0.6	1.4
Provision (reversal of provision) for contract losses	(0.4)	(0.5)	2.2

Total operating expenses	93.5	90.5	98.1

Income from operations	6.5	9.5	1.9
Other income (expense) – net	0.1	—	(0.4)

Income before income taxes	6.6	9.5	1.5
Provision for income taxes	(2.1)	(3.3)	(0.7)

Net income	4.5%	6.2%	0.8%

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Net revenue – Net revenue increased $5.9 million, or 1.1%, to $543.1 million in 2002 from $537.2 million in 2001.

Electronic Payments net revenue was flat at $185.8 million in 2002 as compared to $185.6 million in 2001. Reimbursed expenses and revenue from government services contracts both increased in 2002 compared to 2001, while other electronic processing revenues decreased primarily due to the previously expected revenue declines associated with processing services performed for the STAR network during 2002. In 2001, Concord EFS acquired the STAR debit network, formerly our largest transaction processing customer, and notified us that it intended to terminate STAR’s processing agreement with us and perform the processing for this network at its own data centers. As part of the transition of this activity, the STAR network licensed our EFT software and contracted for professional services to assist in the migration effort. The transition of the processing for the STAR network was completed in September 2002. Processing revenues derived from this relationship declined from approximately $27 million during 2001 to approximately $17 million in 2002. We do not expect to realize material revenues from this relationship in the future.

The increase in government services contract revenue was driven by higher EBT case counts and the renewal of certain government contracts at improved rates. Revenues in the government services business are expected to decline in 2003 due to the expiration in December 2002 of our electronic Medicaid eligibility verification system (EMEVS) contract with the state of New York and an additional EBT contract. The combined revenue recognized in 2002 from these contracts was approximately $16 million. Additional EBT contracts will begin or renew in 2003, providing incremental revenues of approximately $7 million for that year. We continue to pursue EBT contracts where we can obtain them on a profitable basis.

ATM Management Services net revenue increased $41.7 million, or 56.4%, to $115.6 million in 2002 from $73.9 million in 2001. These increases are primarily due to the acquisition of ATM networks from Hanco, Samsar, Evergreen and Cash Resources which contributed an aggregate of approximately $38 million in new revenue during 2002. ATM equipment sales also represented a source of increased revenue for this segment during 2002, as revenues from this activity were minimal in 2001.

We currently manage a network of approximately 16,800 ATMs. This amount reflects some attrition we experienced in 2002 during the process of verifying the inventory of ATM machines obtained through acquisitions and during the process of converting these machines from existing processing agreements with third party processors. We expect to see revenue growth in this segment in 2003 due to additional incremental revenues associated with the acquisitions we completed during 2002 and from our ongoing sales and marketing efforts. We believe this business will exhibit improving levels of profitability as we seek to eliminate costs and improve efficiencies. We may seek to acquire additional independent ATM service organizations in the future if appropriate acquisition opportunities become available.

Decision Support and Risk Management revenue increased $1.9 million, or 1.4%, to $139.8 million in 2002 from $137.9 million in 2001. Revenues from our ChexSystemsSM suite of products increased during 2002 as compared to the prior year, attributable primarily to inquiry volume growth driven by our marketing campaign to encourage better customer screening by financial institutions in light of the USA Patriot Act. We also saw increased demand in 2002 for our fraud detection services from financial institutions.

The increase in revenues from ChexSystems was partially offset by declines in sales of our SCANSM and collection products over the prior year. The decrease in revenues from SCAN products was attributable to the loss of customers and pricing concessions. The reduction in our revenues related to collections services is the result of our decision to exit certain ancillary product lines. We expect that revenues from ChexSystems and our fraud protection products will continue to increase in future periods and that revenues from SCAN and collections products will continue to decline somewhat.

Professional Services revenues decreased $37.8 million, or 27.1%, to $101.9 million in 2002 from $139.7 million in the prior year.

Revenues from software sales declined substantially in 2002 as compared to the prior year. During 2001, software revenue included revenues recognized from the licensing of our EFT software to the STAR network and Visa USA. We did not experience software sales of this magnitude during 2002 and do not believe the results from 2001 will be replicated in the foreseeable future. The following table illustrates our revenue generated from software sales:

	Year Ended December 31,

(in thousands)	2002	2001

License fees	$12,835	$42,447
Maintenance	13,362	13,457
Software modifications	6,793	9,373

	$32,990	$65,277

Revenues from information technology services provided under our contract with Deluxe were $42.6 million in 2002 as compared to $41.1 million in 2001. In accordance with our agreement with Deluxe, a minimal short-fall fee, based upon a formula in the contract reflective of our estimated lost profits, was billed to Deluxe as it failed to reach the minimum target level of $43 million for software development services for the year. Revenues from other information technology clients declined by $6.9 million in 2002 as compared to the prior year as a result of our decision in 2001 to cease offering stand-alone information technology development services. We are reevaluating this decision in 2003.

Business process management (BPM) revenues, which include outsourcing and customer contact center services, remained relatively flat in 2002 as compared to the prior year at approximately $23 million. Our agreement with Deluxe calls for us to provide Deluxe with accounts receivable, accounts payable and other general accounting and data entry services. Revenues from these services were $4.2 million in 2002 as compared to $6.2 million in 2001. Future growth in our BPM business will depend on the acquisition of new clients and the expansion of the services offered to existing clients.

Processing, communication and service costs – This category includes cost of processing, telecommunications, computer equipment and promotional services. This category also includes the payments we make to the occupants of the property where the ATMs that we own or manage are located. Total category costs increased $27.2 million, or 13.7%, to $226.2 million in 2002 from $199.0 million in the prior year. Processing, communication and service costs were 41.7% of net revenues in 2002, compared to 37.0% in 2001. Telecommunications and third party processing charges have increased along with the increase in ATM processing revenues associated with acquisitions in the ATM management services segment. We provide the processing for approximately 10,300 of the 15,400 U.S. ATM machines in our network and we expect the processing for the approximately 5,100 remaining U.S. ATMs will be transitioned to our networks as existing contractual commitments expire or as the economics associated with accelerated contract cancellations make it logical to do so, with approximately 3,000 such conversions expected to occur during 2003. Due to existing contractual commitments, processing for the approximately 1,400 ATMs we have in Canada will not likely be transitioned to our networks for a substantial period of time. Reimbursed costs increased approximately $2.8 million during 2002, primarily for customer network charges in the electronic payments business segment.

Employee costs – Expenditures in this category represent employee compensation and related employee expenses, benefits and travel. These costs decreased $19.9 million, or 9.7%, to $185.7 million in 2002 from $205.6 million in 2001. As a percentage of net revenue, employee costs were 34.2% in 2002 compared to 38.3% for 2001. We began to experience costs savings late in 2002 from our restructuring efforts and the curtailment of travel expenditures. The primary reason for the decrease in employee costs was, however, the elimination of performance-based employee compensation for 2002 due to reduced revenue and earnings expectations. Performance-based compensation expense decreased approximately $13 million for 2002 from the prior year. We expect that performance-based employee costs will be reinstituted in 2003.

We had approximately 120 more full-time equivalent employees at the end of 2002 than we did at the end of 2001. We realized cost savings by re-deploying certain development responsibilities to our India based operations and as a result of cost reduction initiatives begun in 2001, such as the consolidation of our data center operations.

Depreciation and amortization – These costs represent depreciation of facilities and equipment, amortization of intangible assets, such as capitalized software costs and acquired contracts and, prior to implementation of SFAS 142 in 2002, amortization of goodwill. Depreciation and amortization decreased $3.0 million, or 7.5%, to $37.0 million in 2002 from $40.0 million for 2001. These costs were 6.8% of revenue in 2002 and 7.4% of revenue for the prior year. Goodwill amortization of $3.9 million was recorded in 2001, whereas no such amortization was recorded in 2002. The decrease in amortization expense was offset by more amortization of contracts recorded in connection with our acquisitions.

Other operating costs – Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt, and certain administrative costs. Other operating expenses increased $3.2 million, or 7.8%, to $44.3 million in 2002 from $41.1 million in 2001. These expenses were 8.2% of net revenues in 2002 and 7.7% in 2001. During 2002, we experienced increased costs for professional services associated with responding to the SEC inquiry and the investigation of certain significant transactions we completed in the fourth quarter of 2002, although these increases were partially offset by a reduction in bad debt expense. We expect to continue to make significant expenditures for legal expenses associated with the SEC inquiry in 2003 and expect an increase in costs for external consultants related to multiple business performance initiatives we commenced in early 2003.

Restructuring and asset impairment charges – During 2002, management initiated cost reduction efforts associated with specific product lines and corporate-wide initiatives, including the relocation of certain administrative functions to Scottsdale, Arizona. These measures resulted in restructuring and asset impairment charges of $16.5 million. The charges were comprised of expected severance benefits totaling $4.5 million for the elimination of over 300 positions primarily in the United States, impairment of fixed assets totaling $5.1 million (including a $3 million charge to write-down a building in Glendale, Wisconsin that is held for sale), lease related costs of $4.8 million related to the consolidation of facilities, and a charge of $2.1 million for software impairment related to products that were discontinued.

We expect to pay a significant portion of the remaining severance charges by the end of the second quarter in 2003. We expect the various personnel reductions and the movement of positions to our Indian subsidiary to positively impact our cash flow in the second half of 2003. The charge for lease costs will not change our 2003 cash flows as our rental obligations will continue until the expiration of the lease or until we can sub-let the related property.

Results for 2001 included a restructuring charge of $3.2 million related to the closure of our Bothell, Washington facility.

Reversal of provision for contract losses – In the third quarter of 2002, we recorded a $2.0 million benefit related to a reduction in our estimate of future losses on certain government EBT contracts. A similar net benefit of $2.5 million was taken in the third quarter of 2001.

Income from operations – Income from operations decreased $15.4 million, or 30.3%, to $35.4 million in 2002 compared to $50.8 million in 2001. Income from operations was 6.5% of net revenue for 2002 compared to 9.5% for the prior year. The decrease in operating income for 2002 is due primarily to the higher concentration of software sales in 2001. This change in revenue mix to more recurring, but lower margin, product lines was offset primarily by the elimination of performance-based employee compensation in 2002. Our results for 2002 also include a net benefit from the reversal of provisions for contract losses of $2.0 million as compared to a $2.5 million benefit recorded in 2001, and a $16.5 million restructuring and asset impairment charge as compared to $3.2 million of similar charges in 2001. In addition, we stopped amortizing our goodwill in 2002 in accordance with SFAS 142. Goodwill amortization was approximately $3.9 million in 2001.

Other income (expense) – net – Other income – net was $0.7 million for 2002 compared to $0.2 million for the prior year. Interest earned on cash and cash equivalents decreased $1.1 million to $1.7 million in 2002 as compared to $2.8 million for the prior year. These decreases were due to reduced interest rates. Other expense declined $1.6 million during 2002 primarily due to the elimination of equity method amortization following the purchase of ACI.

Provision for income taxes – The provision for income taxes was $11.6 million in 2002 compared to $17.7 million for the prior year, resulting in annualized effective tax rates of 32.1% for 2002 and 34.6% for 2001. The decrease in our effective tax rate is a result of the cessation of goodwill amortization in 2002 as this expense was non-deductible for tax purposes, partially offset by a change in the proportion of total taxable income which was earned by our Indian subsidiary. Our Indian software development and business process management operations qualify for tax incentives associated with businesses that operate within designated geographic locations within India. Such incentives generally provide us with exemptions from Indian income tax on certain business income generated from these operations. As a result of a recent change in Indian tax law, effective from April 1, 2002 through March 31, 2003, 10% of this previously tax-exempt income will be subject to Indian income tax at the rate of 36.75%. The remaining tax incentives phase out through March 2009. The effect of these tax incentives was to reduce our income tax expense by approximately $2.7 million in 2002 and $5.8 million in 2001.

Business Segment Information – The following table presents, for the periods indicated, operating income by segment as a percentage of segment revenue, and the unallocated corporate expenses and income from operations as a percentage of total revenue:

	Year Ended December 31,

	2002	2001

Income from operations: (as a percentage of segment revenue)
Electronic payments	29.7%	25.1%
ATM management services	2.4	0.7
Decision support and risk management	18.3	7.8
Professional services	23.3	33.3
(as a percentage of total revenue);
Corporate	(13.2)	(10.0)
Income from operations	6.5%	9.5%

Income from operations in the Electronic Payments business segment increased to $55.2 million in 2002 from $46.6 million in the prior year. As a percent of net segment revenues, operating margins were 29.7% for 2002, an increase over the 25.1% for the prior year. We recorded similar benefits for the reversal of provisions for contract losses of $2.0 million and $2.5 million in 2001 and 2002, respectively. In 2002, $3.2 million in restructuring and asset impairment charges were largely offset by an approximately $3 million reduction in performance-based compensation expense. The cost reduction measures implemented in 2001 and 2002 delivered margin improvements in the first three quarters of 2002, although the loss of STAR network revenues resulted in margin contraction during the last quarter of 2002. Cost reduction measures implemented included the relocation of our contact center work to our Indian operations.

Income from operations in the ATM Management Services business segment increased to $2.8 million in 2002 from $0.5 million in the prior year. As a percent of net segment revenues, operating margins were 2.4% for 2002, an increase from the margin of 0.7% for 2001. Revenues in this segment increased due primarily to acquisitions of independent ATM service organizations in 2002. We expect to see margin improvement in this business in future periods as our integration efforts proceed and efficiency gains are achieved through the consolidation of the operations of acquired businesses, including the transitioning of acquired ATMs to our internal processing systems.

Income from operations in the Decision Support and Risk Management business segment increased to $25.6 million in 2002 from $10.8 million in the prior year. Operating margins were 18.3% of net segment revenues for 2002, an increase from the 7.8% for the prior year. The margin improvement is primarily due to cost savings measures initiated 2001. These measures included the closure of our facility in Bothell, Washington, workforce reductions, transition of contact center work to our Indian operations, renegotiation of vendor contracts and in-sourcing of certain development activities. We recorded $5.5 million of restructuring and asset impairment charges in the segment related to severance, lease expense and asset impairments in 2002, as compared to $3.2 million recorded in 2001 for the closure of the Bothell, Washington facility. The increase in restructuring costs was offset by a $2.4 million reduction in expense recorded for performance-based compensation from the amounts recorded during 2001.

Income from operations in the Professional Services business segment decreased to $23.7 million in 2002 from $46.6 million in the prior year. Operating margins were 23.3% of net segment revenues for 2002, a decrease from the 33.3% seen in the prior year. The reduction in operating margin is due primarily to the approximately $32 million decrease in software sales as compared to the prior year. The margin impact of the reduced software sales was somewhat offset by a reduction of approximately $5 million for performance-based compensation expense as compared to the prior year.

Corporate expenses include, but are not limited to, legal, accounting, human resources, risk management, and executive expenses. These expenses increased to $71.9 million in 2002 from $53.6 million in the prior year. The increase is primarily due to increased professional service fees related to the SEC inquiry and the investigation of certain significant transactions we completed in the fourth quarter of 2002 and the $6.8 million of restructuring and asset impairment charges we recorded in 2002. Expenses for facility rental costs related to the expansion of our facilities in Scottsdale, Arizona and for corporate insurance and employee health benefits also increased. These increases were partially offset by an approximately $2 million reduction for performance-based compensation, and the elimination of goodwill amortization expense. We recorded $3.9 million of goodwill amortization expense in 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net revenue – Net revenue increased $97.9 million, or 22.3%, to $537.2 million in 2001 from $439.3 million in 2000.

Revenue from government services contracts increased approximately $0.5 million in 2001 as compared to 2000. The increase was primarily due to increased revenues from Medicaid eligibility verification services coupled with an increase in the number of cases processed. This increase was partially offset by the expiration of an electronic benefit-switching contract with Citibank in the third quarter of 2000.

Total revenue from ACI, including pre-acquisition revenue from the ATM deployment and management agreement, vault cash agreement and processing agreement in effect prior to our acquisition of ACI and from the ownership of ACI after our acquisition, increased by approximately $50 million in 2001 over 2000. This increase resulted from a full year of our relationship with ACI in 2001 compared with only four months of such relationship in 2000.

Revenue derived from software licensing was $42.4 million in 2001, an increase of approximately $31 million from 2000. This increase resulted primarily from the licensing of our electronic funds transfer (EFT) software to the Star network and Visa USA. We do not expect that software transactions of this magnitude are likely to be repeated in the foreseeable future.

Our call center in Mumbai, India completed its first full year of operations in 2001 and generated revenue of approximately $16.5 million. This call center commenced operations in mid-December 2000 and generated less than $0.5 million of revenue in 2000. Also contributing to the increase in revenue in 2001 was the increased usage of our debit account opening products.

These increases were offset to some extent by a decrease in revenue from our check authorization business of $3.1 million resulting from customer losses, bankruptcies and pricing concessions associated with the execution of longer term contracts, lower revenue of $3.2 million from our collections business and a decrease in revenue earned from Deluxe. Deluxe has been, and is expected to continue to be, one of our more significant customers.

Total sales to Deluxe were $47.6 million and $59.3 million for 2001 and 2000, respectively. Although no longer related parties, we continue to maintain a business relationship with Deluxe. Sales to Deluxe for the year ended December 31, 2001 include fees related to services provided pursuant to a five-year software development and business process outsourcing agreement executed during 2000. If Deluxe fails to spend a minimum of $43 million for software development services under this agreement in any year, it will be obligated to make payments to us based on a schedule in the contract that is reflective of an estimate of our lost profits. For the year ended December 31, 2001, Deluxe’s spending attributable to this component of this agreement was $41.1 million, which did not meet the minimum-spending target and, accordingly, additional fees of $0.3 million were accrued. This agreement also calls for us to provide business process management services, including accounts receivable, accounts payable and other general accounting and data entry services to Deluxe. Deluxe’s annual minimum spending target for business process management services ranges from $8.1 million in 2000 to $4.2 million in 2004. Revenue from Deluxe for business process outsourcing services was $6.2 million for the year ended December 31, 2001.

Processing, communication and service costs – This category includes cost of processing, telecommunications, computer equipment and promotional services. These costs increased $63.2 million, or 46.5%, to $199.0 million in 2001 from $135.8 million in the prior year. As a percentage of net revenue, processing, communication and service costs were 37.0% in 2001, compared to 30.9% in 2000. Costs related to ACI derived from the ATM deployment and management agreement, vault cash agreement and processing agreement, in effect prior to our October acquisition of ACI, and from our ownership of ACI after this acquisition, increased by approximately $45.2 million to $66.4 million in 2001 from approximately $21.2 million in 2000. This increase resulted from a full year of our relationship with ACI in 2001 compared with only 4 months of such relationship in 2000. We experienced increased hosting costs associated with our DebitBureau database, and telecommunication costs also increased due to the cost of improved data links with our Indian operations and our need to expand our infrastructure in certain areas as a result of our separation from Deluxe. Costs associated with the new call center in Mumbai, India also contributed to the increase in costs over last year.

These increases were offset slightly by a reduction in costs resulting from the expiration of an electronic benefit switching contract with Citibank in the third quarter of 2000.

Employee costs – Expenditures in this category represent employee compensation and related employee expenses, benefits and travel. These costs increased $11.1 million, or 5.7%, to $205.6 million in 2001 from $194.5 million in 2000. As a percentage of net revenue, employee costs were 38.3% in 2001 compared to 44.3% for 2000. Employee compensation increased upon our separation from

Deluxe. We also experienced a reduction in the amount of compensation costs capitalized to development projects, which resulted in the recognition of more compensation expense.

Depreciation and amortization – These costs represent depreciation of facilities and equipment, amortization of intangible assets, such as capitalized software costs, acquired contracts and goodwill. Depreciation and amortization increased $8.9 million, or 28.6%, to $40.0 million in 2001 from $31.1 million for 2000. These costs were 7.4% of revenue in 2001, and 7.1% of revenue for the prior year. The increase depreciation and amortization expense is a result of the high level of capital spending in 2000 and to a lesser degree, 2001.

Other operating costs – Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt, and certain administrative costs. Other operating expenses decreased $12.7 million, or 23.6%, to $41.1 million in 2001 from $53.8 million in 2000. As a percentage of revenue, these expenses were 7.7% in 2001 and 12.2% in 2000. In addition to the absence of allocated costs from Deluxe, general consulting fees also decreased in 2001. These savings were offset slightly by higher professional and administrative costs associated with becoming a public company.

Restructuring and asset impairment charges – Results for 2001 included a restructuring charge for severance benefits and lease impairments of $3.2 million related to the closure of our Bothell, Washington facility.

Results for 2000 included restructuring charges of $6.1 million primarily related to the Spin-Off from Deluxe.

Provision (reversal of provision) for contract losses – In 2001 we recorded a $2.5 million benefit related to a reduction in our estimate of future losses on certain government EBT contracts.

During 2000, we recorded a similar reversal of $2.5 million of previously recorded government EBT contract loss accruals for certain contracts. However, in 2000 we also increased our accrual for expected future losses on long-term service contracts by $12.2 million relative to the completion of negotiations with a prime contractor for a state coalition for which we provide EBT services.

Income from operations – Income from operations increased $42.4 million, or 504.8%, to $50.8 million in 2001 compared to $8.4 million in 2000. As a percentage of net revenue, income from operations was 9.5% for 2001 compared to 1.9% for the prior year. The increase in operating income for 2001 is due primarily to an increase in higher margin software sales in 2001. Additionally, our new call center operations in Mumbai and cost savings in our government services business contributed to improved margins. Our results for 2001 also include a net benefit from the reversal of provisions for contract losses of $2.5 million as compared to a $9.7 million net charge recorded in 2000, and a reduction in restructuring and asset impairment charges to $3.2 million as compared to the $6.1 million we recorded in 2000.

These factors were offset somewhat by losses attributable to our relationship with ACI throughout the entire year of 2001, as opposed to only four months in 2000. In addition, the introduction of new products and services that have not yet generated sufficient revenue to contribute positively to operating income and the underutilization of personnel allocated to our software development and business process outsourcing agreement with Deluxe also contributed to the decrease in operating income.

Other income (expense) – net – Other income (expense) was $0.2 million during 2001 compared to $(1.6) million for 2000, or a decrease in expense of $1.8 million. This decrease in other expense was the result of lower interest cost associated with our India line of credit that was fully repaid at March 31, 2001, lower interest costs associated with reductions in the principal amount of capital leases and lower interest costs associated with the absence of intercompany borrowings from Deluxe. Our intercompany balance with Deluxe was settled at the Spin-Off. We record our equity in loss of investee in other expense. This amount represents our 24% share of losses incurred by ACI prior to our acquisition of the remaining 76% of this company in October 2001. The increase in our share of the loss in 2001 relates to increased inventory obsolescence and bad debt charges taken by ACI in 2001.

Provision for income taxes – The provision for income taxes was $17.7 million in 2001 compared to $3.3 million in 2000 resulting in effective tax rates of 34.6% and 48.6%, respectively. The decrease in the effective tax rate in 2001 from 2000 was the result of partially recognizing the income tax benefit of certain federal net operating losses which was not previously recognized in 2000. In addition, our Indian software development and business process management operations contributed to the decrease in our effective tax rate as they qualify for tax incentives associated with businesses that operate within designated geographic locations in India. Such incentives generally provide us with exemptions from Indian tax on certain business income generated from these operations and phase out through March 2009. The effect of such tax incentives was to reduce income tax expense by approximately $5.8 million in 2001 and $1.8 million in 2000.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

At December 31, 2002, net working capital was $149.8 million, compared to $118.6 million at December 31, 2001. Cash and cash equivalents, including cash in ATMs of approximately $7 million, totaled $119.5 million at December 31, 2002, an increase of $17.6 million from December 31, 2001. This increase was primarily the result of cash provided by operating activities. At December 31, 2002, we had $3.0 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients and $1.1 million of deposits subject to compensating balance arrangements.

ACI has vault cash agreements with various financial institutions who provide cash to certain of the ATMs owned or managed by us. Although some portion of this cash may be physically located in our ATMs, these funds are not included in cash and cash equivalents on our consolidated balance sheet because we do not take title to it under the bailee/bailor relationship establish by the agreements. Based upon the daily outstanding balance of funds provided to the ATMs, ACI generally pays a monthly fee ranging from prime, as defined, plus one half percent up to prime plus 5%. The average monthly rate paid during 2002 approximated 7%. We indemnify the financial institutions against any loss of the vault cash in the ATMs. One of the agreements requires ACI to maintain a security amount equal to 1% of the daily outstanding balance. The agreements may be terminated upon notice by either party and have various expiration dates ranging from January 2004 to November 2004. Total cash provided pursuant to these vault cash agreements was approximately $36 million at December 31, 2002.

As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with an ATM, POS or EBT transaction and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due us are included in cash on our consolidated balance sheets. As of December 31, 2002, approximately $18.5 million of settlement payments were due to us and we received these funds in early January 2003. We are required to maintain sufficient cash on hand to fund the daily settlement advances we make against the payments we receive through the settlement process. The typical overnight settlement balance due to us ranges from $5 million to $20 million. We also seek to maintain an additional cash balance of approximately $35 million to ensure that we can advance funds to our processing customers if unusual circumstances prevent us from timely processing their settlement files. We are evaluating means to reduce the need for us to maintain these minimum cash balance levels, including the possibility of obtaining an overnight credit facility to fund these obligations.

Our operations and our capital expenditure and acquisition requirements are financed primarily through the cash flow from our operations. Short-term liquidity needs and long term capital expenditure requirements will be provided from cash and cash equivalents on hand and cash flow from operations.

We terminated our $20 million revolving credit facility in 2002. We never borrowed any money under this facility, although we did use it to issue letters of credit in the ordinary course of business from time to time.

Prior to our acquisition of ACI in 2001, we had committed to guarantee up to approximately $1.8 million of equipment lease payments for ACI’s Canadian customers and as of December 31, 2002, we had guaranteed lease payments amounting to $1.3 million. Through December 31, 2002, we have been required to make payments of $128,000 pursuant to these guarantees.

Our India operations previously had a $10.0 million credit facility, denominated in Indian rupees, available at the lender’s prime interest rate. Borrowings under this facility were due on demand and were guaranteed by us. The average amount drawn on this credit facility during the first quarter of 2001 was $5.3 million at a weighted average interest rate of 15.5%. In March 2001, we repaid the outstanding balance of this facility and $8.5 million of a $10.0 million time deposit account maintained by us to support our guaranty of the facility was returned to us. We have subsequently used time deposits to secure letters of credit we issue in the ordinary course of business in India. The amount of time deposits we maintained for this purpose at December 31, 2002 was approximately $1.5 million, although there were no letters of credit outstanding at that date. We have also pledged $0.4 million of time deposits as collateral related to the guarantee of performance on a customer contract and certain obligations related to local government requirements.

In connection with our government services business, collection and ATM placement activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at December 31, 2002 was $4.3 million.

The following table sets forth our contractual cash obligations in total and for each of the next five years and thereafter as of December 31, 2002:

	Payments Due by Period

(in thousands)	Total	2003	2004	2005	2006	2007	Thereafter

Capital lease and debt obligations	$2,739	$1,401	$1,251	$44	$43	$—	$—
Outsourcing and maintenance obligations	45,222	15,608	14,143	12,423	3,048	—	—
Operating leases	55,769	13,622	11,347	6,998	5,224	4,348	14,230

Total contractual cash obligation	$103,730	$30,631	$26,741	$19,465	$8,315	$4,348	$14,230

The following table sets forth our future commercial commitments as of December 31, 2002:

	Commitment Expiration by Period

(in thousands)	Total	2003	2004	2005	2006	2007	Thereafter

Letters of credit and other	$548	$217	$331	$—	$—	$—	$—
Guarantees	1,273	7	107	360	608	191	—
Performance bonds	4,349	1,455	1,355	539	1,000	—	—

Total commitments	$6,170	$1,679	$1,793	$899	$1,608	$191	$—

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

The following table sets forth a summary of our cash flow activity and should be read in conjunction with our consolidated statements of cash flows:

	Summary of Cash Flows
	Years Ended December 31,

(dollars in thousands)	2002	2001

Cash provided by operating activities	$74,792	$85,022
Cash used in investing activities	(57,470)	(72,555)
Cash provided by financing activities	294	10,673

Net increase in cash and cash equivalents	$17,616	$23,140

Cash flows from operating activities were approximately $74.8 million and $85.0 million for the years ended December 31, 2002 and 2001, respectively. The decrease in operating cash flow results is attributable to the $8.8 million decrease in our net income over this period, and the reclassification of $29.5 million of cash from restricted to unrestricted in 2001 primarily as a result of our acquisition of ACI. Offsetting these items is a decrease in accounts receivable in 2002 and, to a lesser extent, an increase in accounts payable during 2002 as compared to 2001. The decrease in accounts receivable was due primarily to collections of receivables related to a large software sale made at the end of 2001. In 2002, we also established a collections and credit committee and implemented enhanced collection processes and systems, thereby improving our ability to collect our outstanding receivables. The success of this program, and the absence of large software sales in the fourth quarter of 2002, resulted in a reduction of accounts receivable. Although we expect continued improvement of the collection process, we do not expect similar significant reductions to accounts receivable in the future. Accounts payable increased primarily with acquisitions due to an increase in fees owed to the occupants of the properties at which our ATMs are located.

Cash used in investing activities was $57.5 million for the year ended December 31, 2002. Our investing activities primarily relate to the acquisition of four ATM businesses, and purchases of fixed assets and expenditures for software of $20.9 million. Cash used in investing activities was $72.6 million for the year ended December 31, 2001, primarily related to $40.6 million used in connection with the acquisition of the remaining 76% ownership interest of ACI, an investment of $1.3 million we made to acquire a 15% interest in Webtel Pty. Ltd. in 2001 and purchases of fixed assets and expenditures for software of $30.9 million.

Cash provided by financing activities was $0.3 million for the year ended December 31, 2002. We received $3.1 million from the exercise of stock options and shares purchased through our employee stock purchase plan, and we used cash to repay debt of $2.8 million. Cash provided by financing activities was $10.7 million for of the year ended December 31, 2001. We used cash to repay debt of $8.9 million, including the repayment of $5.3 million outstanding under our Indian credit facility. These payments were partially offset by the return of $8.5 million of the $10.0 million that we had placed in a time deposit as collateral to support our guarantee of this facility. In addition, proceeds from the exercise of stock options and shares purchased through our employee stock purchase plan provided cash of $11.0 million.

RECENT DEVELOPMENTS

The Company is currently the subject of an investigation by the Securities and Exchange Commission (the SEC). In the course of its investigation, the SEC staff has sought from the Company various documents and information concerning the financial results and transactions that were the subject of restatement by the Company in March and December 2002. In January 2003, the SEC staff received a formal order of investigation, which empowers it to issue subpoenas to the Company and to third parties. The Company has been cooperating fully with the SEC staff and intends to continue to do so. The Company may, however, be the subject of additional inquiries or become subject to a fine or other remedies. The Company has incurred, and may continue to incur, significant legal expenses in connection with the investigation.

The Company and its current and former chief executive and chief financial officers are defendants in three federal securities actions filed in November and December 2002 in the U.S. District Court for the Eastern District of Wisconsin (the Federal Securities Actions). The complaints in these actions are substantially identical and allege, among other things, that during the period from February 2, 2001 to October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiffs and other members of a putative class of shareholders suffered damages as a result. The defendants in the Federal Securities Actions have moved to have the actions transferred to the District of Arizona and also have moved to dismiss the actions on various grounds. These motions are pending before the Court. Also pending before the Court is a motion by one of the plaintiffs to consolidate the three actions, for his appointment as class representative and for his selection of lead counsel.

The Company is also a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholders Derivative Actions). The complaints allege, among other things, that certain of its current and former directors named in the complaints as defendants, breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The Complaint also names as a defendant the Company’s external auditor. The parties in the Shareholder Derivative Actions have jointly moved to stay the proceedings, pending the resolution of the motions to dismiss the Federal Securities Actions. The Court has yet to rule on that request.

The Company believes the Federal Securities and Shareholder Derivative Actions are without merit and intends to vigorously defend itself. However, the Company cannot predict with certainty the outcome of these actions.

In January 2003 we reached an agreement with Deluxe whereby we have received $5.0 million from Deluxe and we expect to receive an additional $0.9 million. The receipt of these proceeds is not expected to have a material impact on our results of operations as they represent the settlement of a previously recognized receivable and our assumption of an equivalent amount of tax obligations.

On January 16, 2003, we entered into a purchase agreement for the sale of our Glendale, Wisconsin administrative facility. We will continue to lease a portion of the facility through March 2004. We do not expect that this agreement will have a material impact on our statement of operations as the proceeds we expect to receive from the sale will approximate the carrying value of the property.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (formerly EITF Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses should be classified as revenue and is effective for financial reporting periods beginning after December 15, 2001. EITF Issue No. 01-14 requires that financial statements for prior periods presented be reclassified to comply with these provisions. We typically incur telecommunications, network customer fees, travel, maintenance and repair, and other transaction costs that are billed to and reimbursed by our customers. These reimbursements were previously classified as a reduction in operating expenses. The effect of our adoption of EITF Issue No. 01-14 was an increase in net revenue and operating expenses of $30.4 million, $27.7 million and $22.7 million for the years ended December 31, 2002, 2001 and 2000, respectively, with no effect on our financial position or net income.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for the Company on January 1, 2002. SFAS No. 142 requires, among other things, the cessation of the amortization of goodwill. We adopted SFAS No. 142 in connection with our acquisition of ACI on October 1, 2001. The standard also includes provisions for the reassessment of the useful lives of existing recognized intangibles, a new method of measuring reported goodwill for impairment and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and certain provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS No. 144 are effective for us in 2002 and are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted this new standard effective January 1, 2003. We have as not yet determined if the adoption of this standard will have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives, and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of Interpretation No. 45, although they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of Interpretation No. 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. In accordance with Interpretation No. 45, we have included the required disclosure relating to our guarantees in our financial statements as of December 31, 2002. We have not yet determined if the adoption of the new rules will have any material impact on our financial position or results of operations.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of EITF Issue No. 00-21 will have a material effect on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, “Interim Financial Reporting” to require disclosure about those effects in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. We have elected not to voluntarily change to the fair value based method of accounting for stock-based compensation at this time, and have included the additional disclosure requirements in Note 2.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not believe the adoption of Interpretation No. 46 will have a material impact on our financial position or results of operations.

FORWARD LOOKING STATEMENTS –

When used in this Annual Report on Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in our press releases, letters and reports to stockholders and in oral statements made by our representatives, the words or phrases “should result,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed in Exhibit 99.1 to this Annual Report on Form 10-K, that could cause our actual results to differ materially from our historical experience and our present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed below could affect our financial performance and could cause our actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse. We will not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

In 2003, our new management team will be building a long-term strategic growth plan while simultaneously seeking to improve our operating efficiencies, enhance our business performance and focus on better serving our customers. We expect that the full year 2003 diluted earnings per share and revenue will be in line with the 2002 reported results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as our business evolves and could have an adverse impact on our financial results. We have not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency rate or interest rate changes. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. For the year ended December 31, 2002, less than 10% of our net revenues and operating expenses were denominated in non-U.S. dollar currencies. We do not believe that our net income for the year ended December 31, 2002 would have been materially affected if the U.S. dollar had appreciated or depreciated by 10% against the British pound, the Indian rupee or the Canadian dollar.

Changes in interest rates could impact our anticipated interest income on cash equivalents and interest expense on variable short-term debt. A 10% adverse change in interest rates from the interest rates in effect at the end of 2002 would not, however, have a material adverse effect on our net income or financial condition for 2002.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of:
eFunds Corporation
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheets of eFunds Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 16. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We did not audit the financial statements of iDLX Holdings BV (a consolidated subsidiary), which statements reflect total assets constituting 11% and 9%, respectively, of consolidated total assets as of December 31, 2002 and 2001, and net revenue, constituting 6% and 4%, respectively, of consolidated net revenue and net income constituting 30% and 41%, respectively, of consolidated net income for the years ended December 31, 2002 and 2001. Such financial statements were audited by other auditors. Those statements as of and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 25, 2002. The reports of those other auditors have been furnished to us and our opinion, insofar as it relates to the amounts included for iDLX Holdings BV, is based solely on the reports of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of eFunds Corporation and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for iDLX Holdings BV) the reports of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 14, 2003

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EFUNDS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

(dollars in thousands)	2002	2001

Current assets:
Cash and cash equivalents	$119,487	$101,871
Deposits subject to compensating balance arrangement	1,133	2,448
Restricted custodial cash	3,046	1,124
Accounts receivable – net	59,311	78,488
Deferred income taxes	11,580	13,492
Prepaid expenses and other current assets	17,865	14,364
Assets held for sale	13,310	—

Total current assets	225,732	211,787

Property and equipment — net	50,764	75,638
Long-term investments	3,758	2,747
Intangibles:
Goodwill — net	114,036	87,151
Software — net	29,439	35,652
Other intangible assets — net	32,397	24,780

Total intangibles — net	175,872	147,583

Other non-current assets	3,292	5,161

Total non-current assets	233,686	231,129

Total assets	$459,418	$442,916

Current liabilities:
Accounts payable	$32,598	$25,029
Accrued liabilities:
Accrued compensation and employee benefits	3,936	17,127
Accrued contract losses	7,578	14,777
Accrued income taxes	7,941	6,502
Deferred revenue	3,423	14,377
Restructuring accruals	2,367	2,025
Other	16,693	10,528
Long-term debt due within one year	1,401	2,781

Total current liabilities	75,937	93,146
Long-term debt	1,338	2,529
Deferred income taxes	9,202	7,313
Other long-term liabilities	9,421	5,613

Total liabilities	95,898	108,601
Commitments and contingencies (Notes 2, 3, 4, 5, 12, 15 and 16)
Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.01 par value (authorized: 250,000,000 shares; issued and outstanding: 46,702,496 and 46,379,841 shares at December 31, 2002 and 2001, respectively)	467	464
Additional paid-in capital	411,451	407,210
Accumulated deficit	(46,495)	(71,049)
Accumulated other comprehensive loss	(1,903)	(2,310)

Stockholders’ equity	363,520	334,315

Total liabilities and stockholders’ equity	$459,418	$442,916

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

(dollars and shares in thousands, except per share amounts)	2002	2001	2000

Net revenue	$543,107	$537,159	$439,299

Operating expenses
Processing, communication and service costs	226,151	199,007	135,771
Employee costs	185,719	205,588	194,525
Depreciation and amortization	36,972	39,952	31,069
Other operating costs	44,321	41,091	53,781
Restructuring and asset impairment charges	16,525	3,200	6,077
Provision (reversal of provision) for contract losses	(2,000)	(2,500)	9,700

Total operating expenses	507,688	486,338	430,923

Income from operations	35,419	50,821	8,376
Other income (expense) – net	734	171	(1,594)

Income before income taxes	36,153	50,992	6,782
Provision for income taxes	(11,599)	(17,653)	(3,299)

Net income	$24,554	$33,339	$3,483

Weighted average shares outstanding	46,588	45,985	42,788

Weighted average shares and potential dilutive shares outstanding	46,738	47,445	42,867

Net income per share – basic	$0.53	$0.72	$0.08

Net income per share – diluted	$0.53	$0.70	$0.08

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

(in thousands)	2002	2001	2000

Net income	$24,554	$33,339	$3,483
Other comprehensive gain (loss):
Foreign currency translation adjustments	407	(709)	(1,054)

Comprehensive income	$24,961	$32,630	$2,429

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		other	Total
			paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	capital	deficit	loss	equity

Balance, December 31, 1999	40,000	$400	$292,198	$(92,946)	$(547)	$199,105
Net income	—	—	—	3,483	—	3,483
Adjustment for lag in financial reporting (see Note 2)	—	—	—	(1,125)	—	(1,125)
Offering proceeds, net	5,500	55	64,404	—	—	64,459
Contributions by Deluxe, net	—	—	35,097	—	—	35,097
Dividends paid to Deluxe	—	—	—	(13,800)	—	(13,800)
Translation adjustment	—	—	—	—	(1,054)	(1,054)

Balance, December 31, 2000	45,500	455	391,699	(104,388)	(1,601)	286,165
Net income	—	—	—	33,339	—	33,339
Proceeds from exercise of stock options	732	8	9,827	—	—	9,835
Restricted stock units	32	—	333	—	—	333
Proceeds from employee stock purchase plan	116	1	1,190	—	—	1,191
Tax benefits attributable to stock options exercised	—	—	4,161	—	—	4,161
Translation adjustment	—	—	—	—	(709)	(709)

Balance, December 31, 2001	46,380	464	407,210	(71,049)	(2,310)	334,315
Net Income	—	—	—	24,554	—	24,554
Proceeds from exercise of stock options	105	1	1,309	—	—	1,310
Restricted stock units	24	—	217	—	—	217
Proceeds from employee stock purchase plan	194	2	1,817	—	—	1,819
Tax benefits attributable to stock options exercised	—	—	898	—	—	898
Translation adjustment	—	—	—	—	407	407

Balance, December 31, 2002	46,703	$467	$411,451	$(46,495)	$(1,903)	$363,520

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(in thousands)	2002	2001	2000

Cash Flows from Operating Activities:
Net income	$24,554	$33,339	$3,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,725	18,140	13,935
Amortization	19,247	21,812	17,134
Loss on impairment or disposals of property, equipment and intangibles	7,980	1,753	172
Deferred income taxes	2,430	10,647	(1,009)
Equity in loss of investee	—	1,097	500
Changes in assets and liabilities, net of effects from acquisitions:
Restricted custodial cash	(1,922)	29,449	847
Accounts receivable	20,199	(15,380)	(4,542)
Accounts payable	7,285	(16,257)	8,654
Accrued compensation and employee benefits	(12,975)	(1,724)	3,072
Income taxes receivable/payable	2,302	1,969	13,414
Accrued contract losses	(7,199)	(7,470)	1,344
Other assets and liabilities	(4,834)	7,647	(13,235)

Net cash provided by operating activities	74,792	85,022	43,769

Cash Flows from Investing Activities:
Capital expenditures	(20,861)	(30,902)	(41,893)
Payments for acquisitions and investments, net of cash acquired	(35,184)	(40,620)	(20,000)
Proceeds from sales of property and equipment	—	415	407
Other	(1,425)	(1,448)	267

Net cash used in investing activities	(57,470)	(72,555)	(61,219)

Cash Flows from Financing Activities:
Net borrowings (payments) on line of credit	—	(5,303)	1,831
Proceeds from exercise of stock options and employee stock purchase plan	3,129	11,026	—
Payments on long-term debt	(2,835)	(3,550)	(2,107)
Release of (investment to establish) loan guarantee collateral	—	8,500	(10,000)
Proceeds from initial public offering (net of offering costs of $7.0 million)	—	—	64,459
Capital contributions by Deluxe	—	—	23,905
Dividends paid to Deluxe	—	—	(13,800)
Other	—	—	171

Net cash provided by financing activities	294	10,673	64,459

Adjustment for lag in financial reporting (see Note 2)	—	—	(4,127)
Net increase in cash and cash equivalents	17,616	23,140	42,882
Cash and cash equivalents at beginning of period	101,871	78,731	35,849

Cash and cash equivalents at end of period	$119,487	$101,871	$78,731

Supplemental cash flow data
Cash paid during the year for:
Interest	$390	$700	$3,000
Income taxes	5,407	7,000	—

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

eFunds Corporation and its wholly-owned subsidiaries (the Company) provide transaction processing, risk management and professional services to financial institutions, retailers, electronic funds transfer networks and government agencies. The Company has four operating segments: Electronic Payments; Automated Teller Machine (ATM) Management Services; Decision Support and Risk Management; and Professional Services. The Electronic Payments segment provides automated clearinghouse (ACH), point of sale (POS), electronic funds transfer (EFT) and other processing services and electronic benefit transfer (EBT) services for government agencies. The ATM Management Services segment provides ATM deployment, management and branding services. The Decision Support and Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Professional Services segment provides EFT software sales, software applications development, maintenance and installation, and business process outsourcing services.

The Company was incorporated in Delaware in December 1984 and changed its name from Deluxe Electronic Payment Systems, Inc. to eFunds Corporation in September 1999. Previously a wholly-owned subsidiary of Deluxe Corporation (Deluxe), the Company completed its initial public offering (the IPO) in June 2000, issuing 5.5 million shares of common stock at $13.00 per share for $64.5 million, net of offering expenses. In December 2000, Deluxe distributed all of its remaining shares of the Company’s common stock to its shareholders through a tax-free spin-off (the Spin-Off) transaction.

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

Deluxe has agreed to indemnify the Company for certain future losses arising from identified loss contracts of the Company’s government services business. The Company plans to record any amounts received from Deluxe under the indemnification agreement as a reduction of expense if any additional contract losses are recognized. Under the indemnification agreement, the Company is required to calculate increases or decreases to the loss contract reserve in a manner consistent with Deluxe’s historical practices, which may differ from the Company’s calculation of estimated future losses for financial statement purposes. Deluxe will also indemnify the Company against any liabilities, losses or expenses arising from the litigation or claims asserted against the Company in connection with the operation of the government services business prior to the completion of the IPO. Deluxe’s total indemnification obligations to the Company with respect to the government services business are limited to $14.6 million. No such indemnification obligations have been incurred through December 31, 2002.

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

For periods prior to the Spin-Off, the consolidated statements of operations include allocated portions of Deluxe’s expenses relating to the businesses that were included in the Spin-Off. Allocations of common expenses were calculated based on a percentage of Company revenue to total Deluxe revenue, number of employees, square footage and transaction processing costs and included costs for various support functions such as human resources, information services and finance. These common costs to the Company and Deluxe were allocated because specific identification of the actual costs incurred was not practicable. In addition, historically, Deluxe has purchased certain assets or paid certain liabilities that were attributable to the Company. These items were specifically identified within the Deluxe consolidated financial statements and have been recorded in the Company’s consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation

All significant intercompany accounts, transactions and profits have been eliminated.

Use of estimates

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. In this process, it is necessary for management to make certain assumptions and related estimates affecting the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all information available using management’s best efforts. However, actual results can differ from assumed and estimated amounts. These estimates and assumptions include, but are not limited to:

-	Estimated fair value of the Company’s reporting units used to perform annual impairment testing of recorded goodwill

-	Estimates of fair value and estimated costs of disposal of assets held for sale

-	Estimates of useful lives and residual values of property and equipment

-	Estimates of useful lives of intangible assets

-	Estimates surrounding contract performance variables used when determining whether a long-term service contract is in a loss position

-	Estimates regarding the likelihood and the extent to which the benefits of deferred tax assets will be realized

Actual results could differ from these and other estimates.

Adjustment for lag in financial reporting

Effective January 1, 2000, the Company’s Indian operations, which had previously reported their results of operations and financial position on a one-month lag, changed their reporting dates to coincide with the rest of the Company’s subsidiaries. This change, which was made in conjunction with the implementation of the Company’s central accounting and financial reporting system, reflects the financial results of that operation on a more timely basis and improves operating and planning efficiencies. The results of operations for the Company’s Indian operations for the month of December 1999 were excluded from the Company’s consolidated statements of operations and were reflected as an adjustment to accumulated deficit during the first quarter of 2000. These operations generated a net loss of $1.1 million and consumed $4.1 million of cash in the month of December 1999.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period classification.

Statements of cash flows

Non-cash investing and financing activity in 2000 consisted primarily of the acquisition of real property and a data center from Deluxe for $10 million. The purchase price was included in the amount contributed to the Company’s capital at March 31, 2000. For the year ended December 31, 2000, non-cash investing and financing activities consist of the acquisition of assets from or through Deluxe or the settlement of liabilities on the Company’s behalf by Deluxe in the ordinary course of business that had not been repaid by the Company at the time Deluxe contributed intercompany balances to the Company’s capital at March 31, 2000.

Cash and cash equivalents

The Company considers all cash on hand, money market funds, cash in ATMs, and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash in ATMs at December 31, 2002 was approximately $7 million. As part of the Company’s transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with an ATM, POS or EBT transaction and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due the Company are included in cash. As of December 31, 2002, approximately $18.5 million was due the Company and it received these funds in early January 2003.

Restricted cash

In connection with the Company’s electronic payment business, the Company also has cash belonging to customers that temporarily resides in custodial accounts maintained by the Company. The Company records these amounts as current restricted custodial cash with a corresponding liability within other accrued liabilities in the consolidated balance sheets.

Accounts receivable

Accounts receivable are stated net of allowances for uncollectible accounts of $3.0 million and $4.8 million at December 31, 2002 and 2001, respectively. Management develops the estimate of the allowance based on the Company’s experience with specific customers, its understanding of their current economic circumstances and its own judgment as to the likelihood of their ultimate payment. Management also considers collection experience with the balance of its receivables portfolio and makes estimates regarding collectibility based on trends in aging. The estimates utilized to calculate the Company’s allowance for doubtful accounts were revised during the second quarter of 2002 to be more reflective of its recent collection history following the establishment of a collections and credit committee and the implementation of enhanced collection processes. Bad debt is reflected as a component of other operating costs in the consolidated statement of operations and represents those amounts of accounts receivables that are deemed uncollectible by the Company’s management, net of amounts recovered during the period that were previously deemed uncollectible and changes in management’s estimates related to the collectibility of accounts receivable. Bad debt expense was not material in 2002 as management revised their estimates regarding the collectibility of accounts receivable which resulted in a reduction in the allowance for uncollectible accounts by $2.5 million. Bad debt expense was $1.8 million in 2001 and $3.3 million in 2000. When a specific account receivable is determined to be uncollectible, the Company reduces both its accounts receivable and allowances for uncollectible accounts accordingly. As of December 31, 2001 one customer accounted for 15.0% of the Company’s total receivables.

Assets held for sale

At such time as management determines that a material fixed asset is to be disposed of within a twelve-month period, those assets are reclassified from property and equipment to assets held for sale and the depreciation of those assets is discontinued. Assets held for sale are valued at the lower of their carrying amount or fair value less cost to sell. As of December 31, 2002, assets held for sale consisted of two administrative facilities, one located in Glendale, Wisconsin and the other located in Runcorn, England. In estimating the properties’ fair value less cost to sell, management considered recent appraisals and offers relative to these assets. As a result of these considerations, the Company recorded a pre-tax loss of $3.0 million to write-down these assets during 2002 (see Note 7). This amount is reflected in “Restructuring and asset impairment charges” in the accompanying condensed consolidated statements of operations and is reflected in the Company’s segment reporting as unallocated corporate overhead.

Property and equipment

Property and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are capitalized and stated at historical cost. Buildings with 40-year lives and computer and other equipment with lives of three to eight years are generally depreciated using accelerated methods. Leasehold and building improvements are depreciated on a straight-line basis over the estimated useful life of the property or the life of the lease, whichever is shorter. Property and equipment are tested for impairment in accordance with SFAS No. 144 (see Note 7).

At December 31, property and equipment consisted of the following:

	December 31,

(in thousands)	2002	2001

Land and improvements	$3,079	$6,961
Buildings and improvements	28,741	48,445
Machinery and equipment	31,038	38,530
Computer equipment	72,807	73,536

Total property and equipment	135,665	167,472
Accumulated depreciation	(84,901)	(91,834)

Property and equipment — net	$50,764	$75,638

Goodwill and other intangible assets

Effective January 1, 2002, goodwill is no longer amortized but instead is subject to periodic impairment testing in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired. The impairment test consists of a comparison of the estimated fair value of the reporting unit with its carrying amount, including its goodwill. Cash flow forecasts used in estimating the fair value of a reporting unit are based on trends of historical performance and management’s estimate of future performance. The Company reviewed goodwill for potential impairment as of December 31, 2002 and, based upon the results of this review, concluded that goodwill was not impaired.

Intangible assets with finite lives are stated at cost, net of accumulated amortization and are tested for impairment in accordance with SFAS No. 144. These assets are amortized on the straight-line and accelerated methods, as appropriate, over the estimated useful lives or periods of expected benefit. Intangible assets with indefinite lives are no longer amortized but instead are subject to periodic impairment testing in accordance with SFAS No. 142.

Accrued contract losses

Provisions for anticipated losses on long-term contracts are recorded in full in the period in which such losses become evident (see Note 8).

Income taxes

In most cases, the Company’s domestic businesses were included in Deluxe’s consolidated tax returns through December 29, 2000. Pursuant to a tax sharing agreement, tax payments are made to and tax benefits are reimbursed by Deluxe for tax periods prior to the Spin-Off. The consolidated financial statements include income tax benefits (provisions) and liabilities calculated as if separate tax returns were prepared for the periods covered. Deferred income taxes result from temporary differences between the financial reporting basis of assets and liabilities and their respective tax reporting basis. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $24.1 million at December 31, 2002. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and applicable withholding taxes payable to the foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with such a hypothetical calculation.

Revenue recognition

The Company’s net revenues consist of fees for transaction processing and related services, decision support, software and data licensing, maintenance and support, government services, and information technology consulting and business process management services. The Company’s revenue recognition policies for these various fees are as follows:

•	Transaction processing and service fees are recognized in the period that the service is performed. These services consist of processing customers’ electronic debit transactions and settling the funds with the financial institutions involved in the transactions. Additionally, these services include monitoring ATMs to alert customers when potential problems occur. These fees are charged on a per transaction basis, depending on the contractual arrangement with the customer. Government services fees are recognized in the period services are provided based on monthly fees per benefits recipient.

In connection with the provision of services in the ATM management services segment, the Company earns surcharge and interchange fees. Surcharge fees are the fees the user of an ATM pays at the time of the transaction while interchange fees are paid by that user’s financial institution. The Company’s arrangements generally call for it to pay a fee to the occupant of the property at which the ATM is physically located. The amount of this fee typically has some relationship to the surcharge and interchange fees that are collected by the Company on individual transactions. The Company records the surcharge and interchange fees that it collects at their gross amounts as revenue and the amounts owed to the occupant of the property at which the ATM is located as a processing, communication and service cost.

•	Decision support fees are recognized as revenue in the period the services are provided. Decision support services consist of new account applicant and check verification screenings to manage the risk associated with account openings and check acceptance. Decision support fees are based on the number of inquiries against the databases used for screening purposes or monthly fees based on the net monthly sales of the user of the Company’s products or other similar measures, depending on the product and service.

•	The Company also provides information technology consulting and business process management services. Revenue from providing such services is generally recognized under one of two methods, depending on the relevant contractual terms. Under the time and materials method, which is applied to nearly all of the Company’s professional services contracts, revenue is based on a fee per hour basis and is recognized as hours are completed. Under the fixed contract method, a pre-set fee is agreed upon for a project, and revenue is recognized proportionately to the percentage of completion of the project. If information technology consulting services involve significant customization of software that has been licensed from the Company, the license fee is also recognized proportionately to the percentage of completion of the project.

•	Software and data license fees for standard products are recognized when a license agreement has been signed, the license fee is fixed and determinable, collectibility of the license fee is probable, delivery has occurred and there are no uncertainties surrounding product acceptance. If a license contains customer acceptance criteria for which significant uncertainties exist, the revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Certain software products include multiple modules and the license fee charged to the customer is based on the modules licensed. If a customer contract requires that the Company deliver multiple elements, then upfront fees are recognized as revenue if vendor specific objective evidence of fair value exists for each of the undelivered elements. If vendor specific objective evidence of fair value does not exist, then the total fees of the arrangement are recognized over the term of the related agreement based upon delivery of all essential elements.

•	Software maintenance and support revenue is recognized ratably over the term of the contract or as the services are provided.

                 The following table illustrates the Company’s revenue generated from software sales:

	Year Ended December 31,

(in thousands)	2002	2001	2000

License fees	$12,835	$42,447	$11,379
Maintenance	13,362	13,457	12,179
Software modifications	6,793	9,373	10,663

	$32,990	$65,277	$34,221

The process involved in evaluating the appropriateness of revenue recognition involves judgments about vendor-specific objective evidence of fair value, collectibility of license fees, and projections of costs to complete projects for our customers.

Employee stock-based compensation

Until the IPO and the Spin-Off, the Company’s employees participated in Deluxe’s stock incentive programs. In connection with the IPO and the Spin-Off, the Company adopted new stock incentive programs for the benefit of its employees. These plans are more fully described in Note 10. The Company accounts for those plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Year Ended December 31,

(dollars in thousands, except per share amounts)	2002	2001	2000

Net income, as reported	$24,554	$33,339	$3,483
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(6,960)	(6,310)	(2,723)

Pro forma net income	$17,594	$27,029	$760

Earnings per share:
Basic-as reported	$0.53	$0.72	$0.08

Basic-pro forma	0.38	$0.59	$0.02

Diluted-as reported	$0.53	$0.70	$0.08

Diluted-pro forma	$0.38	$0.57	$0.02

For purposes of applying SFAS No. 123, the estimated fair value of stock options granted during 2002, 2001, and 2000 was $7.32, $7.74 and $6.33, respectively. The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Expected volatility	68.1%	78.6%	50.3%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.2%	4.6%	5.0%
Expected life	5 years	5 years	5 years

Translation adjustments

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

Comprehensive income

The Company’s total comprehensive income consists of net income and foreign currency translation adjustments. The foreign currency translation adjustments are reflected as accumulated other comprehensive loss in the Company’s consolidated balance sheets.

Recent Accounting Pronouncements

In January 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (formerly EITF Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses should be classified as revenue and is effective for financial reporting periods beginning after December 15, 2001. EITF Issue No. 01-14 requires that financial statements for prior periods presented be reclassified to comply with these provisions. The Company typically incurs telecommunications, network customer fees, travel, maintenance and repair, and other transaction costs that are billed to and reimbursed by its customers. These reimbursements were previously classified as a reduction in operating expenses. The effect of the Company’s adoption of EITF Issue No. 01-14 was an increase in net revenue and operating expenses of $30.4 million, $27.7 million and $22.7 million for the years ended December 31, 2002, 2001 and 2000, respectively, with no effect on the Company’s financial position or net income.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which became effective for the Company on January 1, 2002. SFAS No. 142 requires, among other things, the cessation of the amortization of goodwill (see Note 6). The Company adopted SFAS No. 142 on January 1, 2002. The standard also includes provisions for the reassessment of the useful lives of existing recognized intangibles, a new method of measuring reported goodwill for impairment and the identification of reporting units for purposes of assessing potential future impairments of goodwill.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and certain provisions of Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS 144 are effective for the Company in 2002 and are to be applied prospectively. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has adopted this new standard effective January 1, 2003. The Company has not yet determined if the adoption of this standard will have a material impact on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation sets forth expanded disclosure requirements in the financial statements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that under certain circumstances, a guarantor is required to recognize a liability for the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of Interpretation No. 45, although they are subject to the disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of Interpretation No. 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. In accordance with Interpretation No. 45, the Company has included the required disclosure relating to its guarantees in its financial statements as of December 31, 2002 (see Note 16). The Company has not yet determined if the adoption of the new rules will have any material impact on its financial position or results of operations.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that the adoption of EITF Issue No. 00-21 will have a material effect on its consolidated financial position or results of operations

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, “Interim Financial Reporting” to require disclosure about those effects in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected not to change to the fair value based method of accounting for stock-based compensation at this time. The Company has included the additional disclosure required by SFAS No. 148 in this Note 2.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of Interpretation No. 46 will have a material impact on its financial position or results of operations.

NOTE 3 – TRANSACTIONS WITH DELUXE:

Prior to the IPO in June 2000, the Company was a wholly owned subsidiary of Deluxe. Subsequent to the IPO and through the Spin-Off, the Company remained a majority owned subsidiary of Deluxe. Prior to the Spin-Off, Deluxe allocated $16.4 million of expenses incurred during the year ended December 31, 2000 to the Company for the cost of services provided. These costs included items related to data sharing, real estate matters and transition services. The allocated amounts also included expenses for various support functions such as human resources, information services and finance. Costs common to the Company and Deluxe were allocated because specific identification of the actual costs incurred was not practicable. The Company believes that this allocation method was reasonable. The amounts allocated to the Company are included primarily in processing, communication and service costs and in other operating costs in the Company’s consolidated statements of operations. During 2000, certain of the costs for these support functions were incurred directly by the Company. The allocation of costs to the Company by Deluxe ceased at the Spin-Off.

Under Deluxe’s centralized cash management system, advances from Deluxe and excess cash sent to Deluxe through March 31, 2000, are reflected as contributions by and distributions to Deluxe and are included in stockholders’ equity in the consolidated balance sheets. Deluxe also charged the Company for interest expense or credited the Company for interest income based on the cash the Company had borrowed from or provided to Deluxe. The Company was charged net interest expense from Deluxe of $0.9 million for the year ended December 31, 2000. The average interest rate used to calculate this amount was 6.7%. This charge is included in other income (expense)-net in the Company’s consolidated statements of operations. The interest rate for net receivables from Deluxe was based on the average 30-day commercial paper composite rate. The interest rate for net payables was based on the average 30-day commercial paper composite rate plus 2%. At March 31, 2000, Deluxe forgave the net outstanding amount it was owed by the Company. The Company recorded these transactions as capital contributions. The Company also paid a dividend to Deluxe of $13.8 million at March 31, 2000. Subsequent to March 31, 2000, and through the Spin-Off, the Company and Deluxe repaid any net amounts owed to each other in cash. The interest rates applied subsequent to March 31, 2000, were based on the one-month LIBOR rate plus 0.25%.

On March 31, 2000, the Company purchased real property and a data center located in Phoenix, Arizona and certain related personal property from a subsidiary of Deluxe at its then net book value of approximately $10 million. The Company previously rented portions of this facility from Deluxe. The Company now leases portions of this facility to Deluxe for various periods through December 2003.

Transactions involving the purchase and sale of goods and services between the Company and Deluxe were executed at either then current market prices or agreed-upon transfer prices.

Although no longer related parties, the Company and Deluxe continue to maintain a business relationship. Sales to Deluxe include fees related to services provided pursuant to a five-year software development and business process outsourcing agreement executed during 2000. Fees under this agreement are based on the actual number of hours of services that the Company provides to Deluxe. If Deluxe fails to spend a minimum of $43 million for software development services under this agreement in any year, it will be obligated to make payments to the Company based on a schedule in the contract that is reflective of the Company’s estimates of its lost profits. If Deluxe exceeds the $43 million spending target per year, Deluxe will be entitled to receive reduced rates. For the years ended December 31, 2002 and 2001, Deluxe’s spending attributable to this agreement was $42.6 million and $41.1 million, respectively, which did not meet the minimum-spending target, and accordingly a minimal level of shortfall fees were accrued. This agreement also calls for the Company to provide business process management services, including accounts receivable, accounts payable and other general accounting and data entry services to Deluxe. Revenue from Deluxe for business process outsourcing services was $4.2 million and $6.2 million for the years ended December 31, 2002 and 2001, respectively. The provision of services by the Company under the software development and business process outsourcing agreement is non-exclusive, and Deluxe may contract with any third party for the provision of professional services. This agreement will expire on March 31, 2005, and will automatically renew each year thereafter for an additional one-year term unless terminated by either party.

NOTE 4 – LONG-TERM INVESTMENTS:

At December 31, long-term investments are carried at historical cost and consisted of the following:

	December 31,

(in thousands)	2002	2001

Investment in Webtel Pty. Ltd.	$1,312	$1,312
Cash surrender value of insurance contracts	2,112	1,119
Certificate of deposit bearing interest at 7% maturing June 2004	334	316

	$3,758	$2,747

In December 2001, the Company entered into a subscription agreement to acquire a 15% interest in Webtel Pty. Ltd., an Australian corporation (Webtel). Pursuant to the subscription agreement, the Company invested $1.3 million in Webtel in 2001 and has committed to invest an additional $0.8 million in Webtel upon the satisfaction of certain conditions specified in such agreement. The certificate of deposit secures a guarantee issued by an Indian bank with respect to the Company’s performance under a customer contract.

NOTE 5 – BUSINESS COMBINATIONS:

In March 2000, the Company paid cash of $20.0 million for an approximate 24% interest in Access Cash International L.L.C., a Delaware limited liability company (ACI) from ATM Holding, Inc., a Minnesota Corporation (ATM Holding). ACI was the second largest independent provider of ATM services in the United States. ACI provided turnkey ATM deployment solutions, including ATM sales and management activities, as well as branding and advertising services. The Company accounted for this initial investment under the equity method of accounting, which requires that an investor record its share of the losses relating to its ownership interest. Accordingly, the Company’s results of operations for the period from March 2000 through September 2001 include its 24% share of the results of operations of ACI. The difference of $20.0 million between the amount of the investment and the underlying equity in the net assets of ACI was being amortized over 15 years and the amortization was included in other income-net.

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

The June 2001 Amendment Agreement and the July 2001 Letter Agreement resulted in payments among the Company, ACI and ATM Holding. These payments were accounted for as advances and repayments between the parties and the net amount of these payments was treated as a $1.3 million reduction to the ultimate purchase price of ACI.

Effective October 1, 2001, the Company acquired the remaining approximately 76% equity interest in ACI. The final acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141, “Business Combinations.” As a result of the acquisition of the remaining equity interest in ACI, the Company consolidated ACI’s results of operations with its own, as ACI was a wholly-owned subsidiary from the date of acquisition forward.

The purchase price (Purchase Price) of the remaining 76% of ACI was $44.6 million, of which approximately $40.3 million was paid in cash on or prior to the closing date of the acquisition. Payment of the balance of approximately $4.3 million is subject to the satisfaction of certain post-closing conditions and the Company expects to pay $0.7 million of this amount in the first half of 2003. The Purchase Price was determined by negotiation between the parties and resulted in the recognition of goodwill as that price exceeded the estimated fair values of identifiable assets and liabilities.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed in connection with the acquisition of ACI, including the remaining balance of the initial $20.0 million investment:

October 1,
(in thousands)	2001

Current assets	$12,074
Property and equipment	4,404
Goodwill	48,994
Other intangible assets	13,178
Other non-current assets	347

Total assets acquired	78,997

Current liabilities	14,818
Long-term debt	3,517
Other long-term liabilities	1,895

Total liabilities assumed	20,230

Net assets acquired	$58,767

Other intangible assets primarily represent the estimated fair value of ACI’s contractual relationships with the occupants of the property at which the ATMs that ACI owns or manages are located, which are being amortized over the periods to which they are expected to have value to the Company. The entire amount of goodwill associated with this acquisition was assigned to the ATM management services segment.

The following table summarizes the transactions between the Company and ACI during the period from March 2000 when the Company made its initial investment in ACI until September 30, 2001 when the Company acquired the remainder of the equity interests in ACI.

(in thousands)	2001	2000

Revenue:
Surcharge/interchange	$50,673	$19,861
Transaction processing	893	539
ATM cash	1,459	2,113
Other	157	186
Expenses:
Management fee	49,924	20,948
Other	23	300
Other:
Equity in losses of ACI	(1,097)	(500)

On January 31, 2002, the Company purchased substantially all of the ATM-related assets of Hanco Systems, Inc. (Hanco), an independent ATM deployment and management company. Hanco managed a network of approximately 2,500 ATMs in 30 states. Effective May 1, 2002, the Company purchased Samsar ATM Company, Inc. (Samsar), a Seattle-based provider of ATM services which managed an ATM network of more than 1,000 ATMs in the northwest United States. Effective June 1, 2002, the Company purchased Evergreen Teller Services, Inc. (Evergreen), a California-based provider of ATM services for more than 1,600 ATMs located throughout California and the northwest United States. Effective August 1, 2002, the Company purchased the ATM-related assets of Cash Resources, Inc. (CRI), a Colorado based provider of ATM services for more than 2,800 ATMs located mostly in the western half of the United States. The operating results of Hanco, Samsar, Evergreen and CRI have been included in the Company’s consolidated financial statements since the date of each purchase. The Company currently manages a network of approximately 16,800 ATM machines.

The total purchase price of these acquisitions was approximately $39.7 million of which approximately $35.2 million was paid in cash. Payment of approximately $2.7 million of the purchase price is subject to satisfaction of certain post-closing conditions and the Company paid $0.3 million of this amount in the first quarter of 2003. The purchase price was allocated to the assets and liabilities of the acquired companies and the unallocated portion of the purchase price was recorded as goodwill. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of each acquisition. Of the $11.7 million of intangible assets, $10.5 million was assigned to acquired contracts and $1.2 million was assigned to non-compete agreements.

(in thousands)
Current assets	$1,784
Property and equipment	1,085
Intangible assets	11,720
Goodwill	24,969
Other assets	100

Total assets acquired	39,658

Current liabilities	1,734

Net assets acquired	$37,924

The following table summarizes the unaudited pro forma results of operations of the Company as though the acquisition of Hanco, Samsar, Evergreen, CRI and ACI had occurred at the beginning of each period presented:

	(unaudited)

(in thousands)	2002	2001

Revenue	$565,152	$591,088
Net income	24,610	29,712
Net income per share:
Basic	$0.53	$0.65
Diluted	$0.53	$0.63

NOTE 6 – INTANGIBLES:

Intangible assets consist primarily of goodwill, capitalized software costs and acquired contracts.

Goodwill

When the Company acquires another company, generally accepted accounting principles require the Company to estimate the fair value of the other company’s tangible assets and liabilities and identifiable intangible assets. Based upon these estimates, the purchase price is allocated to the assets and liabilities of the acquired company for the purpose of recording these items in the Company’s financial records. Any unallocated purchase price is considered to be, and recorded as, goodwill. The distinction between the amount of the purchase price allocated either to tangible assets and liabilities or identifiable intangible assets and goodwill is significant as goodwill is not amortized to the consolidated statement of operations but is instead subject to an annual impairment test as discussed below. Estimates inherent in the process of this purchase price allocation include assumptions regarding the timing and amounts of future cash inflows and outflows, the saleability of inventories, selection of discount rates, contract renewal rates and general market conditions. Where appropriate, third-party valuation professionals are used to assist management in making these estimates.

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

			Decision
		ATM	Support
	Electronic	Management	And Risk	Professional
(in thousands)	Payments	Services	Management	Services	Other	Total

Balance as of January 2002	$1,600	$48,662	$5,724	$20,559	$10,606	$87,151
Goodwill acquired during year	—	24,969	—	—	—	24,969
Contingent consideration	—	1,916	—	—	—	1,916

Balance as of December 31, 2002	$1,600	$75,547	$5,724	$20,559	$10,606	$114,036

Effective January 1, 2002, the Company adopted SFAS No. 142, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be tested for impairment at least annually (see Note 7). The following table reconciles the net income and earnings per share the Company reported for the years ended December 31, 2001 and 2000 to exclude historical goodwill and related tax effects:

	Year Ended December 31,

(in thousands, except per share amounts)	2001	2000

Reported net income	$33,339	$3,483
Adjustment amount for purchased goodwill amortization	3,907	4,045
Adjustment amount for ACI equity investment amortization	654	513

Adjusted net income	$37,900	$8,041

Reported net income per share:
Basic	$0.72	$0.08
Diluted	$0.70	$0.08
Adjusted net income per share:
Basic	$0.82	$0.19
Diluted	$0.80	$0.19

Software-internal use

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

Acquired contracts

Contracts acquired through acquisitions were specifically identified in connection with the acquisition of other companies. Acquired contracts represent the estimated fair value of the contractual relationship with occupants of the property at which the ATMs are physically located. The fair value of these intangibles is measured as the present value of the estimated net cash flows from the contracts, including expected renewals. Management exercises judgment in the assessment of the related useful lives, fair value and recoverability of these intangibles. The majority of these acquired contract intangibles are amortized on an accelerated method that is intended to mirror the cash flow patterns and duration used in estimating the value recognized as an acquired contract.

Other intangibles

Other intangibles consist primarily of capitalized costs related to software developed for licensing and resale and other assets obtained in connection with the acquisition of other companies such as non-competition agreements. Assets such as non-competition agreements are carried at their estimated fair value at the date of acquisition less any applicable amortization. Amortization is recognized over the periods of the non-competition agreements.

Software developed for licensing and resale is capitalized once technological feasibility has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications, including functions, features and technical performance requirements, have been completed. Capitalization of costs ceases when the product is available for general release to customers. Such costs are amortized on a product-by-product basis normally over three years and no longer than five years. Software developed for resale is carried at the lesser of amortized cost or net realizable value.

Other intangible assets, both acquired and developed, subject to amortization were as follows:

		December 31, 2002			December 31, 2001
	Wtd. Avg.
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net

Software-internal use	3.8	$69,111	$(39,672)	$29,439	$65,079	$(29,427)	$35,652
Acquired contracts	11.6	22,262	(1,455)	20,807	11,693	(195)	11,498
Other	4.8	73,353	(61,763)	11,590	71,768	(58,486)	13,282

		$164,726	$(102,890)	$61,836	$148,540	$(88,108)	$60,432

For the years ended December 31, 2002, 2001 and 2000 amortization expense for intangible assets was $19.2 million, $21.8 million and $17.1 million, respectively. The estimated future annual amortization expense for intangible assets held at December 31, 2002 is $19 million, $15 million, $10 million, $6 million and $3 million for the years 2003, 2004, 2005, 2006 and 2007, respectively.

NOTE 7 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES:

The process of evaluating fixed assets, goodwill and other intangible assets, including capitalized software costs and acquired customer contracts, for impairment involves judgments about market conditions and economic indicators, estimates of future cash flows and assumptions about our strategic plans with regard to our operations. To the extent additional information arises or our strategies change, it is possible that our conclusions regarding the carrying value of our intangible assets could change and materially affect our financial position or results of operations because we would then incur a charge to write-down these assets to the fair value estimated using these new assumptions.

Long-lived assets to be held and used

Whenever events or changes in circumstances indicate that a long-lived asset that is not held for sale may be impaired, the Company evaluates the recoverability of the asset by measuring its carrying amount against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. In evaluating whether there is any impairment of a long-lived asset associated with a long-term service contract, the amount of any loss contract accrual is excluded from the undiscounted future cash flows associated with the long-lived asset when determining whether the asset is impaired.

Long-lived assets held for sale

The Company evaluates the recoverability of property and equipment and identifiable intangibles held for sale by comparing the asset’s carrying amount with its fair value less costs to sell. Should the fair value less costs to sell be less than the carrying value of the long-lived asset(s), an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset(s) exceeds the fair value of the asset(s) less costs to sell.

The Company has recorded restructuring and asset impairment charges in accordance with its accounting policies as follows:

	Year Ended December 31,

(in thousands)	2002	2001	2000

Property and equipment	$5,067	$—	$—
Software	2,122	—	—

Total asset impairment charges	7,189	—	—
Restructuring charges (see table below)	9,336	3,200	6,077

Total restructuring and asset impairment charges	$16,525	$3,200	$6,077

Restructuring accruals

Through December 31, 2002, restructuring charges have been accrued in the period in which management committed to execute the restructuring actions. These charges are included in restructuring and asset impairment charges in the Company’s consolidated statements of operations.

During 2002, management initiated cost reduction efforts associated with specific product lines and corporate-wide initiatives, including the relocation of certain administrative functions to Scottsdale, Arizona. These measures resulted in restructuring and asset impairment charges of $16.5 million. The charges were comprised of severance benefits totaling $4.5 million for the elimination of 343 positions primarily in the United States, lease related costs of $4.8 million related to the consolidation of facilities, impairment of fixed assets totaling $5.1 million (including a $3 million charge to write-down a building in Glendale, Wisconsin that is held for sale), and a charge of $2.1 million for software impairment related to products that were discontinued.

During 2001, the planned closure of the Company’s operations in Bothell, Washington, resulted in a $1.8 million accrual of severance charges for the elimination of 224 positions and a $1.4 million accrual for lease related costs. In 2000, the Company incurred restructuring charges in connection with the Spin-Off from Deluxe and also as a result of the reduction of its workforce in the United Kingdom division by 31 employees.

The following table summarizes the change in the Company’s restructuring accruals for 2002, 2001 and 2000 including the long-term portion of approximately $4.6 million and $0.9 million at December 31, 2002 and 2001, respectively:

	Employees	Severance	Lease Related
(in thousands, except employees)	Affected	Related	Cost & Other	Total

Balance December 31, 1999	6	$1,242	$—	$1,242
Expense provision	31	555	5,522	6,077
Cash payments	(28)	(1,419)	—	(1,419)

Balance December 31, 2000	9	378	5,522	5,900
Expense provision	224	1,803	1,397	3,200
Cash payments	(159)	(1,170)	(5,040)	(6,210)

Balance December 31, 2001	74	1,011	1,879	2,890
Expense provision	343	4,517	4,819	9,336
Cash payments	(275)	(3,730)	(1,511)	(5,241)

Balance December 31, 2002	142	$1,798	$5,187	$6,985

NOTE 8 – ACCRUED CONTRACT LOSSES:

The Company has entered into long-term service contracts that are definitive agreements to provide services over a period of time in excess of one year and with respect to which the Company has no contractual right to adjust the prices or terms at which its services are supplied during the term of the contract. The Company’s accrued contract losses pertain to long-term service contracts for transaction processing in the electronic payments segment.

In determining the profitability of a long-term service contract, only direct and allocable indirect costs associated with the contract are included in the calculation. The appropriateness of allocations of indirect costs depends on the circumstances and involves the judgment of management, but such costs may include the costs of indirect labor, contract supervision, tools and equipment, supplies, quality control and inspection, insurance, repairs and maintenance, depreciation and amortization and, in some circumstances, support costs. The method of allocating any indirect costs included in the analysis is also dependent upon the circumstances and the judgment of management, but the allocation method must be systematic and rational. Selling, general and administrative costs are not included in the analysis. Provisions for estimated losses on long-term service contracts, if any, are made in the period in which the loss first becomes probable and reasonably estimable. Projected losses are based on management’s best estimates of a contract’s revenue and costs. Actual losses on individual long-term service contracts are compared with loss projections periodically, with any changes in the estimated total contract loss recognized as they become probable and reasonably estimable. Certain direct costs associated with the Company’s contracts are common to a number of contracts and are attributed to each contract based on its use of the services associated with these common direct costs. Revenue, case counts or other applicable statistics are used to attribute these costs to individual contracts.

The Company has historically incurred losses related to its government services business and has established a reserve to provide for expected losses on certain existing long-term service contracts of this business. The Company’s estimates of such losses are based on a variety of assumptions including assumptions about future case levels, number of transactions per case and costs related to processing transactions and support services. These assumptions are subject to significant uncertainties and may differ substantially from actual results. In the event such differences arise, a revision to the loss contract reserve would be required. Any such revision could have a material effect on the Company’s financial position or results of operations. Additional provisions for contract losses and reversals of provision for contract losses are recorded in the “Provision (reversal of provision) for contract losses” line item of the accompanying consolidated statements of operations and in the electronic payments segment. During the third quarter of 2002, the Company recorded a $2.0 million reversal of the provision to reflect a reduction in the expected future losses related to its government EBT contracts.

During 2001, the Company recorded a net credit of $2.5 million to reflect an overall reduction in the level of expected future losses on long-term service contracts within its electronic payments segment. The net credit is composed of reductions to the reserve of $3.8 million reflecting costs lower than originally anticipated, offset by a provision for a loss of $1.3 million for an additional state where projected future costs exceed projected future revenue.

In April 2000, the Company completed negotiations with the prime contractor for a state coalition for which the Company provides EBT services. Prior to this, the Company and the prime contractor were operating without a binding, legally enforceable contract. The Company increased its accrual for expected future losses on long-term service contracts by $12.2 million to reflect the signing of this agreement with this contractor. Offsetting this charge was the reversal of $2.5 million of previously recorded contract loss accruals. These reversals resulted from productivity improvements and cost savings from lower than anticipated telecommunications and interchange expenses. The net charge of $9.7 million was recorded in the second quarter of 2000.

The following table summarizes the activity of the accrued contract loss reserve:

	Year Ended December 31,

(in thousands)	2002	2001	2000

Beginning balance	$14,777	$22,247	$20,599
Provision for contract losses	—	1,295	12,200
Reversal of provision for contract losses	(2,000)	(3,795)	(2,500)
Charges to reserve	(5,199)	(4,970)	(8,052)

Ending balance	$7,578	$14,777	$22,247

NOTE 9 – PROVISION FOR INCOME TAXES:

Income (loss) before income taxes consists of:

	Years Ended December 31,

(in thousands)	2002	2001	2000

Domestic	$28,846	$39,891	$3,868
Foreign	7,307	11,101	2,914

Total	$36,153	$50,992	$6,782

The components of the provision for income taxes are as follows:

	Years Ended December 31,

(in thousands)	2002	2001	2000

Current tax benefit (provision)
Federal	$(7,339)	$(6,486)	$(4,030)
Foreign	(854)	(100)	(47)
State	(1,456)	(3,114)	(231)

Total	(9,649)	(9,700)	(4,308)
Deferred tax benefit (provision)
Federal	(1,620)	(8,389)	1,198
State	(330)	436	(189)

Total	$(11,599)	$(17,653)	$(3,299)

The Company’s effective tax rate on pretax income differs from the U.S. Federal statutory tax rate of 35% as follows:

	Years Ended December 31,

(in thousands)	2002	2001	2000

Income tax at Federal statutory rate	$(12,652)	$(17,847)	$(2,374)
State income taxes net of Federal income tax benefit	(1,161)	(1,676)	(273)
Difference between Federal statutory rate and foreign tax rate	2,531	3,556	1,713
Amortization and write down of intangibles	—	(1,570)	(1,412)
Change in valuation allowance	2,083	2,989	(826)
Other	(2,400)	(3,105)	(127)

Provision for income taxes	$(11,599)	$(17,653)	$(3,299)

Tax effected temporary differences, which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	2002		2001

	Deferred	Deferred	Deferred	Deferred
	tax	tax	tax	tax
(in thousands)	assets	liabilities	assets	liabilities

Net operating loss carryforwards	$9,010	$(444)	$11,606	$—
Reserve for legal proceedings	2	—	114	—
Accrued contract losses	2,899	—	5,917	—
Restructuring and other accruals	4,104	—	1,107	—
Property and equipment	99	—	—	695
Intangibles	—	9,646	—	6,618
Employee benefit and incentive plans	1,906	—	1,155	—
Miscellaneous reserves and accruals	2,560	—	2,067	—
Deferred revenue	1,604	—	2,648
Prepaid expenses	(1,843)	—	—	—
All other	348	—	484	—

Subtotal	20,689	9,202	25,098	7,313
Valuation allowance	(9,109)	—	(11,606)	—

Total deferred taxes	$11,580	$9,202	$13,492	$7,313

The valuation allowance relates principally to the uncertainty of realizing federal, foreign and state net operating loss carryforwards. The valuation allowance includes approximately $1.2 million for net operating loss carryforwards of a business that was acquired in 1999. Any utilization of these net operating loss carryforwards would be recorded as a reduction of goodwill. The amount of net operating loss utilization for 2002 recorded as a reduction of goodwill was $0.2 million.

At December 31, 2002, net operating loss carryforwards relating to federal, state and foreign jurisdictions amounted to $4.5 million, $109.1 million and $13.9 million, respectively. Of these carryforwards $13.7 million of foreign net operating losses may be carried forward indefinitely and $ 0.2 million expire in 2008. It is anticipated that benefits associated with the utilization, if any, of approximately $12.9 million of the foreign net operating loss carryforwards would be offset by United States residual tax. The federal net operating loss carryforwards are subject to certain limitations on their utilization pursuant to Section 382 of the Internal Revenue Code. Federal and State net operating loss carryforwards are subject to expiration as follows:

(in thousands)	Federal	State	Total

2002-2005	$—	$3,196	$3,196
2006-2010	—	481	481
2011	1,260	9,602	10,862
2012	—	5,191	5,191
2013	—	21,789	21,789
2014	—	30,791	30,791
2015	—	31,693	31,693
2016	—	7	7
2017	3,285	3,022	6,307
2018	—	1,190	1,190
2019	—	750	750
2020	—	985	985
2021	—	1	1
2022	—	370	370

Total	$4,545	$109,068	$113,613

The Company’s Indian software development and business process management operations qualify for tax incentives associated with businesses which operate within designated geographic locations in India. These incentives generally provide the Company with exemptions from Indian tax on certain business income generated from these operations and phase out through March 2009. These tax incentives reduced the Company’s income tax expense by approximately $2.7 million, $5.8 million and $1.8 million in the years ended December 31, 2002, 2001 and 2000, respectively. As a result of a recent change in Indian tax law, effective from April 1, 2002 through March 31, 2003, 10% of this previously tax-exempt income will be subject to Indian income tax at the rate of 36.75%.

Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments would include, but would not be limited to, the likelihood the Company would realize the benefits of net operating loss carryforwards, the adequacy of valuation allowances, the rates used to measure transactions with foreign subsidiaries and the development of valuation models used for measuring the value of certain transactions. In addition, the Company’s operations are subject to government regulations in the United States and in foreign countries in which the Company operates relating to taxation. The judgments and estimates used by the Company are subject to challenge by domestic and foreign taxing authorities. The Company recognizes tax liabilities at such time as they are judged to be probable of being incurred and they can be reasonably estimated. It is possible that either foreign or domestic taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur tax liabilities in excess of those currently recorded.

NOTE 10 – EMPLOYEE BENEFIT PLANS:

Stock purchase plan

Until the Spin-Off, the Company’s U.S. employees participated in Deluxe’s employee stock purchase plan. This plan enabled eligible employees within the Deluxe organization to purchase Deluxe’s common stock at 75% of its fair market value on the last business day of each periodic three-month purchase period. Participation by the Company’s employees in the Deluxe stock purchase plan terminated at the time of the Spin-Off. Compensation expense was recognized for the difference between the participating employees’ purchase price and the fair value of the stock purchased in the amount of $0.9 million in 2000.

Following the Spin Off, the Company established a non-compensatory Employee Stock Purchase Plan (ESPP) as defined in Section 423(b) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder. The Company has reserved 2.3 million shares for issuance in accordance with the provisions of the ESPP. All regular full-time employees of the Company , other than its United Kingdom employees, are eligible to participate in the ESPP, subject to certain limitations. The ESPP enables eligible employees to purchase the Company’s common stock at the lesser of 85% of its fair market value on the first or last business day of each three-month purchase period (six months with respect to the first purchase period in 2000).

Stock incentive plans

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

In connection with the Spin-Off, Deluxe and the Company decided that Deluxe options outstanding as of the record date for the Spin-Off would be converted to options to purchase shares of the Company and options to purchase shares of Deluxe based on a formula that compared the market value of the Company’s and Deluxe’s common stock at the record date for the Spin-Off. The formula was designed to maintain an equivalent intrinsic value for the option holder. To accommodate the conversion, the Company established the eFunds Corporation Stock Incentive Plan for Deluxe Conversion Awards (the Conversion Plan).

Under the Conversion Plan, the converted options retain their remaining terms, vesting and other characteristics as provided in the Deluxe plans. Options to purchase 2.9 million shares of the Company’s common stock were outstanding with a weighted average exercise price of $13.75 per share at December 31, 2000 under the Conversion Plan. The Company did not record compensation expense as a result of the conversion process.

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

Deluxe issued restricted shares and restricted stock units to Company employees as follows: 11,456 units at a weighted-average fair value of $26.19 per share during 2000. All outstanding Deluxe restricted stock units held by employees of the Company were cancelled in connection with the Spin-Off. The Company issued 53,079 restricted stock units in 2002, 53,514 restricted stock units in 2001, and 10,000 of such units in 2000 prior to the Spin-Off. These awards generally vested over periods ranging from one to five years. No consideration is paid by the employees for these awards. The Company recorded compensation expense of $42,000, $665,000 and $328,000 for restricted share and restricted stock unit awards for the years ended December 31, 2002, 2001 and 2000 respectively. In lieu of cash compensation one member of the Board of Directors elected to receive 7,763 restricted stock units in 2002 and 1,537 such units in 2001.

Information with respect to stock option activity is as follows:

	Year Ended December 31,

	2002		2001		2000

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	5,671,385	$12.95	5,485,908	$13.33	—	$—
Deluxe options converted to eFunds options	—	—	—	—	2,918,435	13.75
Options granted	1,468,317	12.22	1,330,174	11.51	2,772,458	12.84
Options exercised	(105,186)	12.46	(732,312)	13.43	—	—
Options cancelled	(1,167,315)	12.85	(412,385)	12.57	(204,985)	(12.89)

Options outstanding at end of year	5,867,201	$12.84	5,671,385	$12.95	5,485,908	$13.33

Options exercisable	4,362,040	$13.15	2,582,192	$13.63	1,380,409	$14.23

For options outstanding and exercisable at December 31, 2002, the exercise price ranges and average remaining lives in years were as follows:

Ranges of	Options	Wtd. Avg.	Wtd. Avg.	Options	Wtd. Avg.
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

$7.13-$12.87	1,750,533	8.08	$10.61	1,014,126	$11.05
$13.00-$13.88	2,640,964	7.66	13.17	1,972,587	13.11
$14.05-$21.33	1,475,704	5.70	14.91	1,375,327	14.75

	5,867,201	7.29	$12.84	4,362,040	$13.15

Profit sharing, defined contribution and 401(k) plans

As part of the Spin-Off, the Company established a new 401(k) plan effective on January 1, 2001. During 2002, employees could contribute the lesser of $11,000 or 10% of their eligible wages to the plan. Employees age 50 or over could contribute up to an additional $1,000 during 2002. The Company matches 100% of the first 5% of wages contributed. The 401(k) plan has a profit sharing feature whereby the Company will contribute up to an additional 10% of an employee’s contribution, depending on the Company’s performance, as long as the employee is enrolled in the plan and contributing at least 3% of their eligible wages. The Company’s expense for matching amounted to $5.2 million for the year ended December 31, 2002, and the expense for matching and profit sharing was $9.7 million for the year ended December 31, 2001. The Company also maintains a defined contribution plan for its UK based employees. Expenses under this plan amounted to $0.2 million and $0.4 million in 2002 and 2001, respectively.

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

Contributions to the defined contribution pension plan equaled 4% of eligible compensation in 2000. Related expense allocated to the Company for 2000 was $4.9 million. Contributions to the profit sharing plans varied based on the Company’s performance. Related expense incurred by the Company for these plans was $3.1 million in 2000. Company contributions to the 401(k) plan were $2.3 million in 2000. Profit sharing and defined contribution expenses were recorded by the Company based on system generated payroll reports detailing the eligible wages on which the contribution is based. The expense was determined based on Deluxe’s contribution percentage for the plan year multiplied by the applicable wages. During 2000, the allocation for 401(k) expense was based on a fixed percentage of the Company’s salaries and wages and varied by business segment.

The Company has also established a deferred compensation plan that permits eligible employees to defer base salary, annual cash incentive compensation and/or sales incentive compensation in accordance with the terms of the plan. The amount of compensation to be deferred is based on elections made by each participant. The amounts of base salary, annual cash incentive compensation and sales incentive compensation deferred by a participant is credited with earnings and investment gains and losses by assuming that the amount deferred was invested in one or more investment options selected by the participant. The Company will make certain matching and profit-sharing contributions to the participant’s deferred compensation accounts related to earnings in excess of allowable 401(k) contribution limits. The plan provides that the Company may make additional contributions to the participants’ accounts at its sole discretion. The Company’s supplemental matching and profit sharing contributions amounted to $0.4 million for 2001 and $0.1 million for 2002. There were no supplemental contributions for 2000.

NOTE 11 – POST-RETIREMENT BENEFITS:

Prior to the Spin-Off, the Company provided certain health care benefits for a portion of its retirees. Although the plan was combined with the Deluxe Corporation Post-Retirement Health Care Plan (the Deluxe plan), the actuarial valuation for the Company’s plan was calculated separately from the rest of the Deluxe plan.

The Company terminated this plan as of the date of the Spin-Off. Employees and retirees who were eligible for medical benefits as of the Spin-Off will continue to receive this benefit, although the obligation to provide this benefit was assumed by Deluxe. In connection with the termination of this plan, the Company recognized a gain of $0.6 million relating to the termination of retiree medical coverage for those not eligible for benefits as of the Spin-Off date. Net post-retirement benefit cost for the year ended December 31, 2000 amounted to $0.2 million.

NOTE 12 – LEASE AND DEBT COMMITMENTS:

Long-term debt was as follows:

	December 31,

(in thousands)	2002	2001

Capital leases and other	$2,739	$5,310
Less amount due within one year	(1,401)	(2,781)

Total	$1,338	$2,529

Long-term debt consists principally of capital lease obligations related to equipment. The capital lease obligations bear interest rates of 6.1% to 28.5% and are due through the year 2004. Carrying value approximates fair value for these obligations. Maturities of long-term debt for the five years ending December 31, 2007, are $1.5 million in 2003, $1.1 million in 2004 and $0.1 million in 2005. The net book value of equipment under capital leases was $1.8 million at December 31, 2002.

The Company has entered into operating leases on certain facilities and equipment. Future minimum lease payments for non-cancelable operating leases for each of the years in the five-year period ending December 31, 2007, are $13.6 million in 2003, $11.3 million in 2004, $7.0 million in 2005, $5.2 million in 2006, $4.3 million in 2007 and $14.2 million thereafter. Rental expense was $17.8 million, $13.5 million and $17.5 million in 2002, 2001 and 2000, respectively.

On December 29, 2000, the Company obtained a $15.0 million revolving credit facility with a term of nine months. The Company did not borrow any funds under this facility through its maturity in September 2001. In September 2001, the Company obtained a revolving credit facility in the amount of $20.0 million. The lender reissued an irrevocable standby letter of credit in the amount of $4.0 million to guarantee the Company’s performance under a government services contract with the state of New York. In November 2001, the letter of credit was reduced to $1.0 million and, accordingly, the Company’s borrowing capacity under the new facility was increased from $16.0 million to $19.0 million. The Company did not borrow any funds under this facility and it was terminated by agreement with the lending bank in August 2002.

The Company’s India operations had a $10.0 million credit facility, denominated in Indian rupees, available at the lender’s prime interest rate. Borrowings under this facility were due on demand and guaranteed by the Company. The average amount drawn on this line during 2000 was $4.5 million at a weighted average interest rate of 15.4%. The average amount drawn on this credit facility during the first quarter of 2001 was $5.3 million at a weighted average interest rate of 15.5%. In March 2001, the Company repaid the outstanding balance of this facility and $8.5 million of a $10.0 million time deposit account maintained by the Company to support its guaranty was returned to the Company. The Company has subsequently utilized time deposits to secure its letters of credit issued in the ordinary course of business.

NOTE 13 – INCOME PER SHARE AND STOCKHOLDERS’ EQUITY:

The following table reflects the calculation of basic and diluted income per share:

	Year Ended December 31,

(dollars and shares outstanding in thousands, except per share amounts)	2002	2001	2000

Net income per share — basic
Net income	$24,554	$33,339	$3,483

Weighted average shares outstanding	46,588	45,985	42,788

Net income per share — basic	$0.53	$0.72	$0.08

Net income per share — diluted
Net income	$24,554	$33,339	$3,483

Weighted average shares outstanding	46,588	45,985	42,788
Dilutive impact of options	150	1,460	79

Weighted average shares and potential dilutive shares outstanding	46,738	47,445	42,867

Net income per share — diluted	$0.53	$0.70	$0.08

Options to purchase 4,361,050 shares, 94,838 shares and 5,394,546 shares of common stock were excluded from the above calculation, as they were antidilutive for the years ended December 31, 2002, 2001 and 2000, respectively.

On January 27, 2000, the Company increased the number of its authorized shares from 2,500 to 250 million. On May 12, 2000, the Company declared a 16,000 to one stock split, increasing the shares issued and outstanding from 2,500 to 40 million. All share and per share amounts included in the accompanying financial statements have been restated to give effect to this stock split.

On April 4, 2000, the Company authorized 100 million shares of preferred stock with a par value of $.01 per share. No preferred shares are issued or outstanding.

In connection with the IPO, the Company adopted a stockholder rights plan. The rights issued under this plan have anti-takeover effects, as they will cause substantial dilution to a person or group that attempts to acquire control of the Company pursuant to an offer that is not approved by the Company’s Board of Directors. The rights should not interfere with any tender offer or merger approved by the Board because the Board of Directors may redeem the rights or approve an offer at any time prior to such time as any person becomes the beneficial owner of 15% or more of the Company’s outstanding common stock.

NOTE 14 – BUSINESS SEGMENT INFORMATION:

As a result of restructuring, integration initiatives and its ATM acquisition strategy, in 2002 the Company reorganized its segments to consolidate its government services business with its Electronic Payments segment. In addition, new segments consisting of ATM Management Services, Decision Support and Risk Management, and Professional Services have been separately identified. The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The Electronic Payments segment provides ACH, POS, EFT and other payment processing services for financial services companies, and EBT services for government agencies. The ATM Management Services segment provides ATM deployment, management and branding services. The Decision Support and Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses to assist them in detecting fraud and assessing the risk of opening a new account or accepting a check. The Professional Services segment provides EFT software sales, software applications development, maintenance and installation and business process outsourcing services. The segment information presented below for the year ended December 31, 2001 has been restated to reflect the Company’s current business segments.

The accounting policies of the segments are the same as those applied to the Company on a consolidated basis. For internal reporting purposes, the Company groups costs based upon managerial control. The majority of these managed cost groups are directly assigned to a reportable segment. For cost groups supporting more than one reportable segment, the costs are assigned based upon the product line or project benefited. The assignment of costs is based upon estimates of factors considered most appropriate for the cost group such as transactions, calls, customers, square footage, revenues and headcount. During the third quarter of 2002, management applied similar methodologies for the assignment of certain costs previously included in unallocated corporate expense. These costs have also been reclassified for the year ended December 31, 2001 for comparative purposes and include expenses directly attributable to product lines such as business development, marketing, sales and promotion costs. The Company does not allocate expenses that benefit all segments and are corporate or administrative in nature. These costs include, but are not limited to, legal, accounting, human resources, liability insurance and executive expenses.

Information concerning operations in these reportable segments of business is as follows:

	Year Ended December 31,

(in thousands)	2002	2001

Net revenue:
Electronic payments	$185,785	$185,645
ATM management services	115,598	73,922
Decision support and risk management	139,848	137,868
Professional services	101,876	139,724

Total net revenue	543,107	537,159

Operating expenses before restructuring charges and reversal of provision for contract losses:
Electronic payments	129,317	141,555
ATM management services	112,713	73,446
Decision support and risk management	108,739	123,887
Professional services	77,287	93,137
Corporate	65,107	53,613

Total operating expenses before restructuring charges and reversal of provision for contract losses	493,163	485,638

Restructuring charges and reversal of provision for contract losses:
Electronic payments	1,233	(2,500)
ATM management services	62	—
Decision support and risk management	5,535	3,200
Professional services	868	—
Corporate	6,827	—

Total restructuring charges and reversal of provision contract losses for contract losses	14,525	700

Income (loss) from operations:
Electronic payments	55,235	46,590
ATM management services	2,823	476
Decision support and risk management	25,574	10,781
Professional services	23,721	46,587
Corporate	(71,934)	(53,613)

Income from operations	$35,419	$50,821

The Company has not disclosed assets by segment as this information is not reviewed by the chief operating decision maker, is not produced internally and is not practicable to prepare. The Company has also not disclosed comparable segment data for periods prior to 2001 because the Company was then a subsidiary of Deluxe, this information was not then produced internally and it is now not practicable to prepare.

The Company has, however, provided segment data for 2002 on the same basis as in prior years. During 2001, the Company was organized into two operating segments based on the nature of each segment’s customers. These segments were Payment Systems and Services and Government Services. The Payment Systems and Services segment provided the financial services and retail industries with a comprehensive suite of transaction processing and risk management and decision support products as well as professional services including information technology consulting, software development and business process outsourcing services. The Government Services segment provided online EBT services under entitlement programs on behalf of state and local government and Medicaid eligibility verification services.

Concord EFS accounted for approximately 11% of the Company’s total net revenue (before reimbursed expenses) during the year ended December 31, 2001. Deluxe accounted for approximately 14% of the Company’s total net revenue (before reimbursed expenses) during the year ended December 31, 2000. Revenue from both of these customers was recorded in the Payment Systems and Services segment. No other customers accounted for more than 10% of the Company’s total net revenue before reimbursed expenses.

Segment information using the prior presentation is as follows:

	Year Ended December 31, 2002

	Payment
	systems and	Government	Total
(in thousands)	services	services	Consolidated

Total net revenue	$487,774	$55,333	$543,107
Operating expenses before restructuring charges and reversal of provision for contract losses	454,611	38,552	493,163
Restructuring charges and reversal of provision for contract losses	16,525	(2,000)	14,525
Income from operations	16,638	18,781	35,419
Depreciation and amortization expense	36,972	—	36,972
Segment assets	437,463	21,955	459,418
Capital purchases	20,861	—	20,861

	Year Ended December 31, 2001

	Payment
	systems and	Government	Total
(in thousands)	services	services	Consolidated

Total net revenue	$487,087	$50,072	$537,159
Operating expenses before restructuring charges and reversal of provision for contract losses	449,843	35,795	485,638
Restructuring charges and reversal of provision for contract losses	3,200	(2,500)	700
Income from operations	34,044	16,777	50,821
Depreciation and amortization expense	39,952	—	39,952
Segment assets	422,672	20,244	442,916
Capital purchases	30,902	—	30,902

	Year Ended December 31, 2000

	Payment
	systems and	Government	Total
(in thousands)	services	services	Consolidated

Net revenue from unaffiliated external customers	$330,452	$49,563	$380,015
Net revenue from Deluxe	59,284	—	59,284
Total net revenue	389,736	49,563	439,299
Operating expenses before restructuring charges and reversal of provision for contract losses	375,177	39,969	415,146
Restructuring charges and reversal of provision for contract losses	(6,077)	(9,700)	(15,777)
Income (loss) from operations	8,482	(106)	8,376
Depreciation and amortization expense	31,069	—	31,069
Segment assets	366,735	22,397	389,132
Capital purchases	41,893	—	41,893

A summary of the Company’s revenue by segment and product line using the prior presentation follows:

	Year Ended December 31, 2002

	Payment
	systems and	Government
(in thousands)	services	services	Total

Transaction processing	$246,050	$55,333	$301,383
Risk management and decision support	139,848	—	139,848
Professional services	101,876	—	101,876

Total net revenue	$487,774	$55,333	$543,107

	Year Ended December 31, 2001

	Payment
	systems and	Government
(in thousands)	services	services	Total

Transaction processing	$209,495	$50,072	$259,567
Risk management and decision support	137,868	—	137,868
Professional services	139,724	—	139,724

Total net revenue	$487,087	$50,072	$537,159

	Year Ended December 31, 2000

	Payment
	systems and	Government
(in thousands)	services	services	Total

Transaction processing	$146,592	$49,563	$196,155
Risk management and decision support	136,367	—	136,367
Professional services	106,777	—	106,777

Total net revenue	$389,736	$49,563	$439,299

Revenue is attributed to geographic areas based on the location of the assets producing the revenue. The Company’s operations by geographic area are as follows:

	Total Net Revenue			Property and Equipment
	Year Ended December 31,			December 31,

(in thousands)	2002	2001	2000	2002	2001

United States	$495,768	$495,928	$413,090	$41,038	$64,687
United Kingdom	14,853	15,318	16,219	276	1,736
India	23,169	23,765	9,990	8,713	8,950
Canada	9,317	2,148	—	737	265

Total consolidated	$543,107	$537,159	$439,299	$50,764	$75,638

NOTE 15 – LEGAL PROCEEDINGS:

The Company is party to various legal actions arising in the ordinary course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on Company’s financial position, results of operations, or cash flows.

The Company is currently the subject of an investigation by the Securities and Exchange Commission (the SEC). In the course of its investigation, the SEC staff has sought from the Company various documents and information concerning the financial results and transactions that were the subject of restatement by the Company in March and December 2002. In January 2003, the SEC staff received a formal order of investigation, which empowers it to issue subpoenas to the Company and third parties. The Company has been cooperating fully with the SEC staff and intends to continue to do so. The Company may, however, be the subject of additional inquiries or become subject to a fine or other remedies. The Company has incurred, and may continue to incur, significant legal expenses in connection with the investigation.

The Company and its current and former chief executive and chief financial officers are defendants in three federal securities actions filed in November and December 2002 in the U.S. District Court for the Eastern District of Wisconsin (the Federal Securities Actions). The complaints in these actions are substantially identical and allege, among other things, that during the period from February 2, 2001 to October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiffs and other members of a putative class of shareholders suffered damages as a result. The defendants in the Federal Securities Actions have moved to have the actions transferred to the District of Arizona and also have moved to dismiss the actions on various grounds. These motions are pending before the Court. Also pending before the Court is a motion by one of the plaintiffs to consolidate the three actions, for his appointment as class representative and for his selection of lead counsel.

The Company is also a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholders Derivative Actions). The complaints allege, among other things, that certain of its current and former directors named in the complaints as defendants, breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The Complaint also names as a defendant the Company’s external auditor. The parties in the Shareholder Derivative Actions have jointly moved to stay the proceedings, pending the resolution of the motions to dismiss the Federal Securities Actions. The Court has yet to rule on that request.

The Company believes the Federal Securities and Shareholder Derivative Actions are without merit and intends to vigorously defend itself. However, the Company cannot predict with certainty the outcome of these actions.

NOTE 16 – COMMITMENTS AND CONTINGENCIES:

Future commercial commitments

In connection with the Company’s government services, collection and ATM placement activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at December 31, 2002 was $4.3 million.

At December 31, 2002, the Company provided guarantees of $1.3 million on certain equipment lease payments for ACI’s Canadian customers. These guarantees were established prior to the Company’s acquisition of ACI in 2001 and expire through December 2007. The Company would be required to make payments under these guarantees in the event that the ACI customers could not meet their own payment obligations. Through December 31, 2002, the Company has been required to make payments of approximately $128,000 pursuant to these guarantees. The customers’ ATM equipment assets are utilized as collateral on these guarantees. There are no amounts being carried as liabilities for the Company’s obligations under these guarantees.

The Company has approximately $1.9 million in time deposits, denominated in Indian rupees, primarily for use in securing letters of credit issued in the ordinary course of business by its India operations, although no such letters were outstanding at December 31, 2002. Approximately $0.5 million of these time deposits relate to a guarantee of performance on a customer contract and certain obligations related to local government requirements.

Contractual cash obligations

As of December 31, 2002, the Company had contractual cash obligations for outsourcing and maintenance obligations in the aggregate amount of $45.2 million. Amounts due under these obligations are $15.6 million in 2003, $14.1 million in 2004, $12.4 million in 2005 and $3.0 million in 2006.

Other commitments

In December 2001, the Company entered into a subscription agreement to acquire a 15% interest in Webtel Pty. Ltd., an Australian corporation (Webtel). Pursuant to the subscription agreement, the Company invested $1.3 million in Webtel in 2001 and has committed to invest an additional $0.8 million upon the satisfaction of certain conditions specified in the subscription agreement.

The Company operates a call center in Mumbai, India under a customer contract. The customer is entitled to acquire, after December 31, 2002, a minority interest in, or sole ownership of, certain assets used by the Company in performing call center operations for the customer as well as transition assistance. The price at which such ownership interest may be acquired by the customer is to be based on a formula as set forth in the contract. As of December 31, 2002, the customer had accumulated a right to acquire up to an 8% ownership interest in these assets.

ACI has vault cash agreements with various financial institutions who provide cash to certain of the ATMs owned or managed by the Company. Although some portion of this cash may be physically located in the Company’s ATMs, this cash is not included in cash and cash equivalents on the Company’s consolidated balance sheet because the Company does not take title to the cash under the bailee/bailor relationship established by the agreements. Based upon the daily outstanding balance of funds provided to the ATMs, ACI generally pays a monthly fee ranging from prime, as defined, plus one half percent up to prime plus 5%. The average monthly rate paid during 2002 approximated 7%. The Company indemnifies the financial institutions against any loss of the cash in the ATMs. One of the agreements requires ACI to maintain a security account equal to 1% of the daily outstanding balance. The agreements may be terminated upon notice by either party and have various expiration dates ranging from January 2004 to November 2004. Total cash provided pursuant to these vault cash agreements was approximately $36 million at December 31, 2002.

The Company seeks to maintain an adequate cash balance to ensure that it can advance funds to its processing customers if unusual circumstances prevent the Company from the timely processing of its settlement files. Although highly infrequent, the Company has funded approximately $35 million under such a circumstance in the past. The Company is evaluating means to reduce the need for it to maintain these minimum cash balance levels, including the possibility of obtaining an overnight credit facility to fund these obligations.

NOTE 17 – SUBSEQUENT EVENTS:

In January 2003 the Company reached an agreement with Deluxe whereby the Company has received $5.0 million and expects to receive an additional $ 0.9 million. The receipt of these proceeds is not expected to have a material impact on the Company’s results of operations as they represent the settlement of a previously recognized receivable and the assumption by the Company of an equivalent amount of tax obligations.

On January 16, 2003, the Company entered into a purchase agreement for the sale of its Glendale, Wisconsin administrative facility. The Company will continue to lease a portion of the facility through March 2004. The Company does not expect that this agreement will have a material impact on our statement of operations as the expected proceeds from the sale will approximate the carrying value of the property.

SUPPLEMENTAL INFORMATION:

EFUNDS CORPORATION
SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2002 Quarters Ended,(1)

(in thousands except per share amounts)	March 31	June 30	September 30		December 31

Net revenue	$133,997	$133,471	$143,995		$131,644
Operating expenses	121,539	127,958	128,505	(2)	129,686
Net income	8,526	4,476	10,671		881
Per share of common stock:
Net income — basic	$0.18	$0.10	$0.23		$0.02
Net income — diluted	$0.18	$0.10	$0.23		$0.02

	2001 Quarters Ended,(1)

(in thousands except per share amounts)	March 31	June 30	September 30		December 31

Net revenue	$130,555	$127,204	$141,275		$138,125
Operating expenses	124,746	121,284	119,466	(3)	120,842
Net income	3,744	4,177	13,749		11,669
Per share of common stock:
Net income — basic	$0.08	$0.09	$0.30		$0.25
Net income — diluted	$0.08	$0.09	$0.29		$0.25

(1)	The sum of quarterly earnings per share may not equal annual earnings per share, due to rounding.
(2)	Includes a credit of $2.0 million to reduce the reserve for additional expected future losses on existing EBT contracts.
(3)	Includes a net credit of $2.5 million to reduce the reserve for additional expected future losses on existing EBT contracts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Arthur Andersen & Associates of India (“Arthur Andersen India”), which audited the financial statements of iDLX Holdings B.V. (a consolidated subsidiary of the Company formerly known as iDLX Holdings N.V.), as of and for the year ended December 31, 2001, ceased operations in 2002. Arthur Andersen India expressed an unqualified opinion on the financial statements audited by them in their report dated January 25, 2002. Prior to the date Arthur Andersen India ceased providing iDLX Holdings B.V. with audit services, there were no disagreements between the Company or iDLX Holdings B.V. and Arthur Andersen India on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Arthur Andersen India would have caused it to make reference to the subject matter of that disagreement in connection with its reports.

On December 1, 2002, iDLX Holdings B.V. engaged SR Batliboi and Associates, an Indian accounting firm that is a member of Ernst & Young Global (“SR Batliboi”), as its independent auditor. The decision to engage SR Batliboi was made by management and the Audit Committee of the Board of Directors did not recommend this change in accountants or provide formal prior approval of the change.

The reports of Deloitte & Touche LLP, the Company’s principal accountant, on the Company’s financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion nor were such reports qualified as to uncertainty, audit scope or accounting principles.

Deloitte & Touche LLP did not audit the financial statements of iDLX Holdings B.V., which statements reflect total assets constituting 11% and 9%, respectively, of consolidated total assets of the Company as of December 31, 2002 and 2001, and net revenue, constituting 6% and 4%, respectively, of consolidated net revenue and net income constituting 30% and 41%, respectively, of consolidated net income of the Company for the years ended December 31, 2002 and 2001. Those statements as of and for the years ended December 31, 2002 and 2001 were audited by SR Batliboi and Arthur Andersen India, respectively. SR Batliboi and Arthur Andersen India expressed unqualified opinions on those financial statements in their reports. The reports of those other auditors have been furnished to Deloitte & Touche LLP and its opinion, insofar as it relates to the amounts included for iDLX Holdings B.V., is based solely on the reports of such other auditors.

PART III

ITEMS 10, 11, 12, AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s proxy statement, which will be filed with the Securities and Exchange Commission on or before April 30, 2003, is incorporated by reference. Information regarding executive officers of the Registrant appears on page 8 of this Report.

ITEM 14. CONTROLS AND PROCEDURES

The Company seeks to maintain disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the Company’s disclosure procedures, management realized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the 90-day period to the date of this report, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Subsequent to the date of the afore mentioned evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls and no corrective actions taken with regards to significant deficiencies or material weakness in such controls.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following financial statements, schedules and independent auditors’ report and consent are filed with or incorporated by reference in this report:

Financial Statements	Page in This Report

Independent Auditors’ Report	30
Consolidated Balance Sheets at December 31, 2002 and 2001	31
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002	32
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2002	33
Consolidated Statements of Stockholders’ Equity	34
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002	35
Notes to Consolidated Financial Statements	36-58
Supplemental Financial Information (Unaudited):
Summarized Quarterly Financial Data	59
Independent Auditors’ Consent	F-1
Schedule re: Valuation and Qualifying Accounts	F-2

Schedules other than those listed above are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes.

(b)	Reports on Form 8-K

None

The following exhibits are filed as part of or are incorporated in this report by reference:

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

2.1	Asset Purchase Agreement, dated as of January 31, 2002, by and between Access Cash International, LLC, (“ACI”) and Hanco Systems, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)	*

2.2	Stock Purchase Agreement, effective as of May 1, 2002, by and between ACI and Mohammed Youssefi (incorporated by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 2002 10-Q”)	*

2.3	Stock Purchase Agreement, effective as of June 1, 2002, by and between ACI and Daniel J. Pina (incorporated by reference to Exhibit 2.3 to the June 2002 10-Q)	*

2.4	Asset Purchase Agreement, effective as of August 1, 2002, by and between ACI and Cash Resources Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”)	*

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed by the Company with the Securities and Exchange Commission (the “Commission”) on April 4, 2000, Registration No. 333-333992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”)	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designations of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”))	*

10.1	Assignment and Assumption Agreement, dated as of March 31, 2000, by and between the Company and Deluxe Corporation (“Deluxe”) (incorporated by reference to Exhibit 10.1 to the S-1)	*

10.2	Third Party Indemnification Agreement, dated as of May 1, 2000, by and between the Company and Deluxe (incorporated by reference to Exhibit 10.2 to Amendment No. 4 (“Amendment No. 4”) to the S-1 filed by the Company with the Commission on June 23, 2000 (Registration No. 333-33992)	*

10.4	Tax Sharing Agreement, dated as of April 1, 2000, by and between the Company and Deluxe (incorporated by reference to Exhibit 10.3 to Amendment No. 1)	*

10.5	Sublease, dated as of May 15, 2000, by and between the Company and Deluxe Financial Services, Inc. (“DFSI”) for property located in Shoreview, Minnesota (incorporated by reference to Exhibit 10.6 to Amendment No. 1)	*

10.6	Lease, dated as of May 15, 2000, by and between the Company and DFSI for property located in Phoenix, Arizona (incorporated by reference to Exhibit 10.7 to Amendment No. 1)	*

10.7	Purchase Agreement, dated as of April 3, 2000, by and between the Company and DFSI for property located in Phoenix, Arizona (incorporated by reference to Exhibit 10.7 to Amendment No. 1)	*

10.8	Professional Services Agreement, dated as of April 1, 2000, by and between the Company and Deluxe (incorporated by reference to Exhibit 10.10 to Amendment No. 1)	*

10.9	ONE Application Development and Support Agreement, dated as of January 1, 2000, by and between the Company and DFSI (incorporated by reference to Exhibit 10.11 to Amendment No. 1)	*

10.10	Government Services Indemnification Agreement, dated as of May 1, 2000, by and between the Company and Deluxe (incorporated by reference to Exhibit 10.17 to Amendment No. 1)	*

10.11	eFunds Corporation 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”))	*

10.12	eFunds Corporation Stock Incentive Plan for Deluxe Conversions Awards, as amended December 8, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 8, 2000, Registration No. 333-51536)	*

10.13	Executive Employment Agreement, dated as of May 9, 2000 by and between the Company and John A. Blanchard III (incorporated by reference to Exhibit 10.21 to Amendment No. 1)	*

10.14	Cross-Indemnification Agreement, dated as of June 26, 2000, by and between the Company and Deluxe (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

10.15	eFunds Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 8, 2000, Registration Statement No. 333-51568)	*

10.16	eFunds Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.27 to the 2000 10-K)	*

10.17	eFunds Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 8, 2000, Registration Statement No. 333-51564)	*

10.18	Change in Control Agreement, dated as of September 16, 2002, between the Company and Paul F. Walsh (incorporated by reference to Exhibit 10.2 to the September 2002 10-Q)	*

10.19	Schedule identifying other Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

10.20	Mutual Release dated as of May 31, 2002, by and between the Company and Dr. Nikhil Sinha (incorporated by reference to Exhibit 10.6 to the June 2002 10-Q)	*

10.21	Mutual Release dated as of June 28, 2002, by and between the Company and Paul H. Bristow (incorporated by reference to Exhibit 10.24 to the June 2002 10-Q)	*

10.22	Separation Agreement, dated as of November 1, 2002, by and between the Company and Paul W. Finch	Filed herewith

10.23	Amendment No.1, dated as of October 19, 2000, to the Executive Employment Agreement, dated May 9, 2000, by and between the Company and John A Blanchard III (incorporated by reference to Exhibit 10.36 to the 2000 10-K)	*

10.24	Executive Transition Assistance Agreement, dated as of June 3, 2002, by and between the Company and Michael A. Spilsbury (incorporated by reference to Exhibit 10.4 to the June 2002 10-Q)	*

10.25	Consulting Agreement, dated as of June 20, 2002, by and between the Company and Thomas S. Liston (incorporated by reference to Exhibit 10.5 to the June 2002 10-Q)	*

10.26	Executive Retention Agreement, dated as of June 17, 2002, by and between the Company and Jerry K. Lester (incorporated by reference to Exhibit 10.7 to the June 2002 10-Q)	*

10.27	Executive Employment Agreement dated September 9, 2002 by and between the Company and Paul F. Walsh (incorporated by reference to Exhibit 10.1 to the September 2002 10-Q)	*

10.28	Consent and Resignation, dated September 13, 2002, of John A. Blanchard III (incorporated by reference to Exhibit 10.3 to the September 2002 10-Q)	*

10.29	Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.38 to the 2000 10-K)	*

10.30	Description of Compensation program for Non-Employee Directors (incorporated by reference to Exhibit 10.39 to the 2000 10-K)	*

10.31	Amendment, dated as of December 2000, to Tax Sharing Agreement, dated effective April 1, 2000, by and between Deluxe and the Company (incorporated by reference to Exhibit 10.42 to the 2000 10-K)	*

10.32	Letter Agreement, dated November 19, 2001, extending the ONE Application Development and Support Agreement, dated as of January 1, 2000, between Deluxe and the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”))	*

10.33	Transition Assistance Agreement, dated as of December 7, 2001, by and between the Company and Steven F. Coleman (incorporated by reference to Exhibit 10.29 to the 2001 10-K)	*

10.34	Transition Assistance Agreement, dated as of November 4, 2002, by and between the Company and Clyde L. Thomas	Filed herewith

10.35	Schedule identifying additional Transition Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

10.36	Credit Agreement, dated as of September 27, 2001, by and between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.32 to the 2001 10-K)	*

10.37	Amendment No. 1 to eFunds Deferred Compensation Plan Trust (incorporated by reference to Exhibit 10.33 to the 2001 10-K)	*

10.38	Letter, dated November 6, 2002, to Jerry K. Lester	Filed herewith

21.1	Subsidiaries to the Company	Filed herewith

23.1	Consent of Deloitte & Touche L.L.P. (incorporated by reference to page F-1 of this Annual Report on Form 10-K)	*

23.2	Consent of S.R. Batliboi & Associates	Filed herewith

23.3	Consent of Arthur Andersen	Filed herewith

24	Power of Attorney	Filed herewith

99.1	Risk Factors and Cautionary Statements	Filed herewith

99.2	Independent Auditors’ Report of S.R. Batliboi & Associates	Filed herewith

99.3	Independent Auditors’ Report of Arthur Andersen	Filed herewith

99.4	Written Statement by Paul F. Walsh	Filed herewith

99.5	Written Statement by Thomas S. Liston	Filed herewith

*	Incorporated by reference

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

eFUNDS CORPORATION

Date: March 31, 2003	By:	/s/ Paul F. Walsh

Paul F. Walsh Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 31, 2003

SIGNATURE			TITLE

	By:	/s/ Paul F. Walsh	Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
Paul F. Walsh

	By:	/s/ Thomas S. Liston	Chief Financial Officer
(Principal Financial and Accounting Officer)
Thomas S. Liston

	By:	*	Director

Jack Robinson

	By:	*	Director

John J. (Jack) Boyle III

	By:	*	Director

Janet M. Clark

	By:	*	Director

Shiela A. Penrose

	By:	*	Director

Robert C. Naksone

*	By:	/s/ Paul F. Walsh

Paul F. Walsh Attorney-in-Fact

CERTIFICATION

I, Thomas S. Liston, certify that:

1.	I have reviewed this annual report on Form 10-K of eFunds Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Thomas S. Liston

By: Thomas S. Liston Its: Chief Financial Officer

CERTIFICATION

I, Paul F. Walsh, certify that:

1.	I have reviewed this annual report on Form 10-K of eFunds Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ Paul F. Walsh

By: Paul F. Walsh Its: Chief Executive Officer and Chairman

INDEPENDENT AUDITORS’ CONSENT

The Board of Directors and Stockholders of:
eFunds Corporation
Scottsdale, Arizona

We consent to the incorporation by reference in Registration Statement Nos. 333-51568, 333-51564, 333-51536, and 333-44830 of eFunds Corporation on Form S-8 of our report dated March 14, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in the method of accounting for goodwill and other intangible assets described in Note 6) appearing in this Annual Report on Form 10-K of eFunds Corporation for the year ended December 31, 2002.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 27, 2003

F-1

eFUNDS CORPORATION AND SUBSIDIARIES
SCHEDULE RE: VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

(in thousands)			Additions

		Balance	Charged to		Charged to		Balance
		at beginning	costs and		other		at end of
Description	Year	of period	expenses		accounts	Deductions(1)	period

Allowance for Doubtful Accounts	2002	$4,791	$(182	) (2)	$—	$(1,597)	$3,012
	2001	5,296	1,755			(2,260)	4,791
	2000	4,513	3,278			(2,495)	5,296

(1)	Deductions from the reserve represent write-offs and recoveries of amounts for which specific reserves had been previously established.

(2)	During 2002, management changed its estimates related to the collectibility of accounts receivable resulting in reduction to bad debt expense of $2.5 million.

F-2

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT	PAGE NO.

10.19	Schedule Identifying Other Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.22	Separation Agreement, dated as of November 1, 2002, by and between the Company and Paul W. Finch

10.34	Transition Assistance Agreement, dated as of November 4, 2002, by and between the Company and Clyde L. Thomas

10.35	Schedule Identifying Additional Transition Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.38	Letter, dated November 6, 2002, to Jerry K. Lester

21.1	Subsidiaries of the Company

23.2	Consent of S.R. Batliboi & Associates

23.3	Consent of Arthur Andersen

24	Power of Attorney

99.1	Risk Factors and Cautionary Statements

99.2	Independent Auditors’ Report of S.R. Batliboi & Associates

99.3	Independent Auditors’ Report of Arthur Andersen

99.4	Written Statement by Paul F. Walsh

99.5	Written Statement by Thomas S. Liston