Form 10-Q
period 2003-03-31
EFUNDS CORP
filed 2003-05-15
CIK 1109190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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
Yes [X] No [   ]

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at May 7, 2003 was 46,749,858.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
Index to Exhibits
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-99.1
EX-99.2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
(dollars in thousands)	2003	2002

Current assets:
Cash and cash equivalents	$137,636	$119,487
Deposits subject to compensating balance arrangement	152	1,133
Restricted custodial cash	2,667	3,046
Accounts receivable – net	71,281	59,311
Deferred income taxes	11,230	11,580
Prepaid expenses and other current assets	17,589	17,865
Assets held for sale	1,372	13,310

Total current assets	241,927	225,732

Property and equipment – net	49,189	50,764
Long-term investments	3,676	3,758
Intangibles:
Goodwill	113,525	114,036
Other intangible assets – net	58,827	61,836

Total intangibles – net	172,352	175,872

Other non-current assets	3,050	3,292

Total non-current assets	228,267	233,686

Total assets	$470,194	$459,418

Current liabilities:
Accounts payable	$28,601	$32,598
Accrued liabilities	36,882	30,937
Accrued contract losses	6,575	7,578
Deferred revenue	10,883	3,423
Long-term debt due within one year	1,138	1,401

Total current liabilities	84,079	75,937

Long-term debt	1,091	1,338
Deferred income taxes	9,211	9,202
Other long-term liabilities	7,118	9,421

Total liabilities	101,499	95,898

Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares Issued and outstanding	—	—
Common stock $.01 par value; authorized: 250,000,000 shares; issued and outstanding: 46,749,608 shares at March 31, 2003 and 46,702,496 at December 31, 2002)	468	467
Additional paid-in capital	411,725	411,451
Accumulated deficit	(41,863)	(46,495)
Accumulated other comprehensive loss	(1,635)	(1,903)

Stockholders’ equity	368,695	363,520

Total liabilities and stockholders’ equity	$470,194	$459,418

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,

(in thousands, except per share amounts)	2003	2002

Net revenue	$130,528	$133,997

Operating expenses:
Processing, communication, and service costs	55,706	50,787
Employee costs	46,929	51,018
Depreciation and amortization	8,789	9,542
Other operating costs	12,527	10,192

Total operating expenses	123,951	121,539

Income from operations	6,577	12,458
Other income- net	244	402

Income before income taxes	6,821	12,860
Provision for income taxes	(2,189)	(4,334)

Net income	$4,632	$8,526

Weighted average shares outstanding	46,703	46,473

Weighted average shares and potential dilutive shares outstanding	46,713	47,806

Net income per share - basic	$0.10	$0.18

Net income per share - diluted	$0.10	$0.18

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

(in thousands)	2003	2002

Cash flows from operating activities:
Net income	$4,632	$8,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,686	4,843
Amortization of intangibles	5,103	4,699
Loss on disposals of property and equipment	255	106
Deferred income taxes	359	248
Changes in assets and liabilities:
Restricted custodial cash	379	(2,715)
Accounts receivable	(11,970)	2,301
Accounts payable	(3,997)	4,432
Accrued contract losses	(1,003)	(1,208)
Deferred revenue	7,460	5,626
Other assets and liabilities	5,912	(8,966)

Net cash provided by operating activities	10,816	17,892

Cash flows from investing activities:
Capital expenditures	(4,370)	(5,372)
Acquisitions	—	(11,444)
Proceeds from sale of property and equipment	11,938	—
Other	—	26

Net cash provided by (used in) investing activities	7,568	(16,790)

Cash flows from financing activities:
Payments on long-term debt	(510)	(787)
Issuance of common stock	275	2,136
Net cash (used in) provided by financing activities	(235)	1,349

Net increase in cash and cash equivalents	18,149	2,451
Cash and cash equivalents at beginning of period	119,487	101,871

Cash and cash equivalents at end of period	$137,636	$104,322

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$941	$1,612

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

eFunds Corporation and its wholly-owned subsidiaries (the Company) provide transaction processing, risk management and professional services to financial institutions, retailers, electronic funds transfer networks and government agencies. The Company has four operating segments: Electronic Payments; Automated Teller Machine (ATM) Management Services; Decision Support and Risk Management; and Professional Services. The Electronic Payments segment provides automated clearinghouse (ACH), electronic funds transfer (EFT) and other processing services as well as electronic benefit transfer (EBT) services for government agencies. The ATM Management Services segment provides ATM deployment, management and branding services. The Decision Support and Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Professional Services segment provides EFT software sales, software applications development, maintenance and installation, and business process outsourcing services.

The Company was incorporated in Delaware in December 1984 and changed its name from Deluxe Electronic Payment Systems, Inc. to eFunds Corporation in September 1999. Previously a wholly-owned subsidiary of Deluxe Corporation (Deluxe), the Company completed its initial public offering (the IPO) in June 2000, issuing 5.5 million shares of common stock at $13.00 per share for $64.5 million, net of offering expenses. In December 2000, Deluxe distributed all of its remaining shares of the Company’s common stock to its shareholders through a tax-free spin-off transaction.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. All material intercompany accounts and transactions have been eliminated. These interim statements necessarily rely on estimates. The results of operations and cash flows for the interim periods presented are not necessarily indicative of the results of any future period. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but that is not required for interim reporting purposes, has been condensed or omitted.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), modifying the recognition and disclosure requirements of a company’s guarantee arrangements. Effective January 1, 2003, FIN 45 requires a company that enters into or modifies existing guarantee arrangements to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires disclosure of all guarantees, regardless of when the guarantee originated, effective December 31, 2002 (See Note 11). The adoption of the accounting provisions of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that the adoption of EITF Issue No. 00-21 will have a material effect on its consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of Interpretation No. 46 will have a material impact on its financial position or results of operations.

Employee Stock-Based Compensation

Until the IPO and the Spin-Off, the Company’s employees participated in Deluxe’s stock incentive programs. In connection with the IPO and the Spin-Off, the Company adopted new stock incentive programs for the benefit of its employees. The Company accounts for those plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended
	March 31,

(in thousands, except per share amounts)	2003	2002

Net income, as reported	$4,632	$8,526
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(553)	(1,771)

Pro forma net income	$4,079	$6,755

Earnings per share:
Basic-as reported	$0.10	$0.18

Basic-pro forma	$0.09	$0.15

Diluted-as reported	$0.10	$0.18

Diluted-pro forma	$0.09	$0.14

For purposes of applying SFAS No. 123, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2003 and 2002 was $3.78 and $7.21, respectively. This value was estimated at the option grant date using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,

	2003	2002

Expected volatility	56.6%	57.9%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	2.9%	3.2%
Expected life	5 years	5 years

NOTE 3 – INTANGIBLES:

Intangible assets consist primarily of goodwill, capitalized software costs and acquired contracts. Other intangible assets, both acquired and developed, subject to amortization were as follows:

		March 31, 2003

	Wtd. Avg.
	Amortization	Gross
	Period	Carrying	Accumulated
(in thousands)	In Years	Amounts	Amortization	Net

Software-internal use	3.8	$70,389	$(42,746)	$27,643
Acquired contracts	11.6	22,262	(2,043)	20,219
Other	4.8	74,004	(63,039)	10,965

		$166,655	$(107,828)	$58,827

		December 31, 2002

	Wtd. Avg.
	Amortization	Gross
	Period	Carrying	Accumulated
(in thousands)	In Years	Amounts	Amortization	Net

Software-internal use	3.8	$69,111	$(39,672)	$29,439
Acquired contracts	11.6	22,262	(1,455)	20,807
Other	4.8	73,353	(61,763)	11,590

		$164,726	$(102,890)	$61,836

For the three month periods ended March 31, 2003 and 2002, amortization expense for intangible assets was $5.1 million and $4.7 million, respectively. The estimated future annual amortization expense for intangible assets held at March 31, 2003 is $19 million, $15 million, $11 million, $6 million and $3 million for the years 2003, 2004, 2005, 2006 and 2007, respectively.

The change in the carrying amount of goodwill for the quarter ended March 31, 2003 is as follows:

			Decision
		ATM	Support
	Electronic	Management	And Risk	Professional
(in thousands)	Payments	Services	Management	Services	Other	Total

Balance as of December 31, 2002	$1,600	$75,547	$5,724	$20,559	$10,606	$114,036
Reduction of purchase holdback	—	(511)	—	—	—	(511)

Balance as of March 31, 2003	$1,600	$75,036	$5,724	$20,559	$10,606	$113,525

NOTE 4 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES:

Long-lived assets held for sale

During the third quarter of 2002, the Company initiated a process to sell certain facilities in Glendale, Wisconsin, and Runcorn, UK. At that time, pursuant to SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” the Company recorded a $3.0 million asset write-down to reflect the property and equipment at Glendale held for sale at its estimated fair value, less selling costs. During the first quarter of 2003, the Glendale facility was sold for net proceeds of approximately $12 million. The Company also entered into an agreement with the buyer for a short-term leaseback. No gain or loss was recorded on the sale.

Restructuring accruals

The following table summarizes the change in the Company’s restructuring accruals for the three months ended March 31, 2003, including the long-term portion of approximately $2.9 million at March 31, 2003:

	Employees	Severance	Lease-Related
(in thousands, except employees)	Affected	Related	Costs & Other	Total

Balance December 31, 2002	142	$1,798	$5,187	$6,985
Expense provision	—	—	—	—
Cash payments	(33)	(338)	(793)	(1,131)

Balance March 31, 2003	109	$1,460	$4,394	$5,854

NOTE 5 – ACCRUED CONTRACT LOSSES:

The Company’s accrued contract losses pertain to long-term service contracts for transaction processing in the electronic payments segment.

The following table summarizes the activity of the accrued contract loss reserve:

	Three Months Ended
	March 31,

(in thousands)	2003	2002

Beginning balance	$7,578	$14,777
Provision for contract losses	—	—
Reversal of provision for contract losses	—	—
Charges to reserve	(1,003)	(1,208)

Ending balance	$6,575	$13,569

NOTE 6 – LONG-TERM DEBT:

Long-term debt was as follows:

	March 31,	December 31,
(in thousands)	2003	2002

Capital leases and other	$2,229	$2,739
Less amount due within one year	(1,138)	(1,401)

Total	$1,091	$1,338

Long-term debt consists principally of capital lease obligations related to equipment. The capital lease obligations bear interest rates of 6.1% to 28.5% and are due through the year 2007. Carrying value approximates fair value for these obligations.

NOTE 7 – INCOME PER SHARE:

The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended
	March 31,

(in thousands, except per share amounts)	2003	2002

Net income per share — basic
Net income	$4,632	$8,526

Weighted average shares outstanding	46,703	46,473

Net income per share — basic	$0.10	$0.18

Net income per share — diluted
Net income	$4,632	$8,526

Weighted average shares outstanding	46,703	46,473
Dilutive impact of options	10	1,333

Weighted average shares and potential dilutive shares outstanding	46,713	47,806

Net income per share — diluted	$0.10	$0.18

NOTE 8 — COMPREHENSIVE INCOME:

The Company’s total comprehensive income for the three month periods ended March 31, 2003 and 2002 was $4.9 million and $8.2 million, respectively. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.

NOTE 9 – BUSINESS SEGMENT INFORMATION:

The Company classifies its business in four segments: Electronic Payments, ATM Management Services, Decision Support and Risk Management, and Professional Services. The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources.

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

Information concerning operations in these reportable segments of business is as follows:

	Three Months Ended March 31,

(in thousands)	2003	2002

Net revenue:
Electronic payments	$37,897	$46,507
ATM management services	33,827	20,640
Decision support and risk management	36,202	37,325
Professional services	22,602	29,525

Total net revenue	130,528	133,997

Operating expenses:
Electronic payments	32,250	34,161
ATM management services	31,961	20,354
Decision support and risk management	25,254	31,678
Professional services	18,131	21,456
Corporate	16,355	13,890

Total operating expenses	123,951	121,539

Income (loss) from operations:
Electronic payments	5,647	12,346
ATM management services	1,866	286
Decision support and risk management	10,948	5,647
Professional services	4,471	8,069
Corporate	(16,355)	(13,890)

Income from operations	$6,577	$12,458

The Company has not disclosed assets, depreciation, amortization, interest revenue, interest expense or income taxes by segment because this information is not reviewed by the chief operating decision maker, produced internally or practicable to prepare.

Revenue is attributed to geographic areas based on the location of the assets producing the revenue. The Company’s operations by geographic area are as follows:

	Total Net Revenue		Property and Equipment

	Three Months Ended March 31,
			March 31,	December 31,
(in thousands)	2003	2002	2003	2002

United States	$119,756	$121,372	$39,763	$41,038
United Kingdom	3,747	4,751	341	276
India	4,568	6,000	8,430	8,713
Canada	2,457	1,874	655	737

Total consolidated	$130,528	$133,997	$49,189	$50,764

NOTE 10 – LEGAL PROCEEDINGS:

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

The Company is also a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholder Derivative Actions). The complaints allege, among other things, that certain current and former Company directors named in the complaints as defendants breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The Complaint also names as a defendant the Company’s external auditor. In response to a joint motion by the parties in the Shareholder Derivative Actions to stay these proceedings pending the resolution of the motions to dismiss the Federal Securities Actions, the Court stayed these proceedings through May 30, 2003. Because the motions to dismiss the Federal Securities Actions will likely still be pending on May 30th, the Company expects the parties in the Shareholder Derivative Actions to seek an extension of this stay.

The Company believes the Federal Securities and Shareholder Derivative Actions are without merit and intends to vigorously defend itself. However, the Company cannot predict with certainty the outcome of these actions.

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

Future commercial commitments

In connection with the Company’s government services, collection and ATM placement activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at March 31, 2003 was $4.3 million.

At March 31, 2003, the Company provided guarantees of $1.2 million on certain equipment lease payments for Canadian customers of its subsidiary Access Cash International (ACI). These guarantees were established prior to the Company’s acquisition of ACI in 2001 and expire through December 2007. The Company would be required to make payments under these guarantees in the event that the ACI customers could not meet their own payment obligations. Through March 31, 2003, the Company has been required to make payments of approximately $128,000 pursuant to these guarantees. The customers’ ATM equipment assets are utilized as collateral on these guarantees. There are no amounts being carried as liabilities for the Company’s obligations under these guarantees.

The Company has approximately $0.4 million in time deposits, denominated in Indian rupees, related to the guarantee by its Indian operations of performance on a customer contract and certain obligations related to local government requirements.

Contractual cash obligations

As of December 31, 2002, the Company had contractual cash obligations for operating leases, outsourcing and maintenance obligations in the aggregate amount of $101.0 million. These contractual cash obligations had not materially changed from this amount at March 31, 2003.

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

The Company operates a call center in Mumbai, India under a customer contract. The customer is entitled to acquire a minority interest in, or sole ownership of, certain assets used by the Company in performing call center operations for the customer as well as transition assistance. The price at which such ownership interest may be acquired by the customer is to be based on a formula as set forth in the contract. As of March 31, 2003, the customer had accumulated a right to acquire up to a 9% ownership interest in these assets.

ACI has vault cash agreements with various financial institutions which provide cash to certain of the ATMs owned or managed by ACI. Although some portion of this cash may be physically located in the ATMs owned or managed by ACI, this cash is not included in cash and cash equivalents on the Company’s consolidated balance sheet because ACI does not take title to the cash under the bailee/bailor relationship established by the agreements. Based upon the daily outstanding balance of funds provided to the ATMs, ACI generally pays a monthly fee ranging from prime, as defined, plus one half percent up to prime plus 5%. The average monthly rate paid during the first quarter of 2003 approximated 7.3%. The Company indemnifies the financial institutions against any loss of the cash in the ATMs. One of the agreements requires ACI to maintain a security account equal to 1% of the daily outstanding balance. The agreements may be terminated upon notice by either party and have various expiration dates ranging from January to November 2004. Total cash provided pursuant to these vault cash agreements was approximately $30 million at March 31, 2003.

As part of its transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with an ATM, POS or EBT transaction and this activity results in a balance due to the Company at the end of each business day that it will recoup over the next few business days. The balances due the Company are included in cash on its consolidated balance sheets. As of March 31, 2003, approximately $10 million of settlement payments were due to the Company and it received these funds in early April 2003. The Company is required to maintain sufficient cash on hand to fund the daily settlement advances made against the payments received through the settlement process. The typical overnight settlement balance due to the Company ranges from $5 million to $20 million. The Company also seeks to maintain an additional cash balance of approximately $35 million to ensure that it can advance funds to its processing customers if unusual circumstances prevent the Company from timely processing their settlement files. The Company is evaluating means to reduce the need to maintain these minimum cash balance levels, including the possibility of obtaining an overnight credit facility to fund these obligations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2002 Annual Report on Form 10-K filed with the Securities Exchange Commission. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 5 of this Quarterly Report on Form 10-Q.

OVERVIEW

eFunds Corporation and its wholly-owned subsidiaries (the “Company,” “we” or “us”) provide transaction processing, risk management and professional services to financial institutions, retailers, electronic funds transfer networks and government agencies. The Company has four operating segments: Electronic Payments; Automated Teller Machine (ATM) Management Services; Decision Support and Risk Management; and Professional Services. The Electronic Payments segment provides automated clearinghouse (ACH), electronic funds transfer (EFT), and other processing services as well as electronic benefits transfer (EBT) services for government agencies. The ATM Management Services segment provides ATM deployment, management and branding services. The Decision Support and Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Professional Services segment provides EFT software sales, software applications development, maintenance and installation and business process outsourcing services.

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

We believe the following critical accounting policies affect the more significant judgments and estimates we use in the preparation of our consolidated financial statements.

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

In connection with the provision of services in the ATM management services segment, we earn surcharge and interchange fees. Surcharge fees are the fees the user of an ATM pays at the time of the transaction and interchange fees are paid by that user’s financial institution. Generally, our arrangements call for us to pay a fee to the occupants of the property at which the ATM is physically located. The amount of this fee typically has some relationship to the surcharge and interchange fees that are collected by us from that ATM. Based upon the underlying contractual provisions to our arrangements, we record the surcharge and interchange fees that we collect at their gross amounts as revenue and the amounts owed to the occupant of the property at which the ATM is physically located as a processing, communication and service cost.

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

When we acquire other companies, generally accepted accounting principles require that we make estimates regarding the fair values of the acquired company’s tangible assets and liabilities and identifiable intangible assets. Based upon these estimates, we then allocate the purchase price to the assets and liabilities of the acquired company for the purpose of recording these items in our financial records. Any unallocated purchase price is considered to be, and recorded as, goodwill. The distinction between the amount of the purchase price allocated either to tangible assets and liabilities or identifiable intangible assets and goodwill is significant because goodwill is not amortized to our statement of operations but is instead subject to an annual impairment test. Estimates inherent in this purchase price allocation process include assumptions regarding the timing and amounts of future cash inflows and outflows, the saleability of inventories, selection of discount rates, contract renewal rates and general market conditions. Where appropriate, we use third-party valuation professionals to assist us in making these estimates.

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

Reserves and Allowances

We maintain a reserve for expected future losses on certain government EBT contracts. Our estimates of these losses are based on a variety of assumptions including assumptions about future welfare case levels, number of transactions per case and the costs related to these processing transactions and providing support services. These assumptions are subject to significant uncertainties and may differ substantially from actual results. In the event such differences arise, a revision to the loss contract reserve would be required. Any such revision could have a material effect on our financial position or results of operations.

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

Income Taxes

Accounting for income taxes requires significant judgments in the development of estimates used in income tax calculations. Such judgments include, but are not limited to, the likelihood that the Company will realize the benefits of net operating loss carry-forwards, the adequacy of valuation allowances, the rates used to measure transactions with foreign subsidiaries and the development of valuation models used for measuring the value of certain transactions. Further, our operations are governed by and subject to government regulations in the United States and in foreign countries in which we operate, including laws and regulations relating to taxation and the judgments and estimates we use are subject to challenge by domestic and foreign taxing authorities. The Company recognizes tax liabilities at such time as they are judged to be probable of being incurred and they can be reasonably estimated. It is possible that either foreign or domestic taxing authorities could challenge our judgments and estimates and draw conclusions that would cause us to incur tax liabilities in excess of those currently recorded.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the relative composition of net revenue and selected statements of operations data as a percentage of net revenue:

	Three Months Ended
	March 31,

	2003	2002

Net revenue	100.0%	100.0%
Operating expenses
Processing, communication and service costs	42.7	37.9
Employee costs	35.9	38.1
Depreciation and amortization	6.7	7.1
Other operating costs	9.6	7.6

Total operating expenses	94.9	90.7

Income from operations	5.1	9.3
Other income (expense) – net	0.1	.3

Income before income taxes	5.2	9.6
Provision for income taxes	(1.7)	(3.2)

Net income	3.5%	6.4%

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net revenue – Net revenue decreased $3.5 million, or 2.6%, to $130.5 million for the first three months of 2003 from $134.0 million for the same period of 2002.

Electronic Payments net revenue decreased $8.6 million, or 18.5%, to $37.9 million in the first three months of 2003 as compared to $46.5 million for the same period of 2002. Electronic processing revenues decreased primarily due to the previously expected revenue declines associated with the discontinuance of processing services performed for the STAR network following its licensing of our processing software during 2002 and the expiration of our electronic Medicaid eligibility verification (EMEVS) contract and an additional state EBT contract at the end of 2002. The transition of the processing for the STAR network was completed in September 2002. Revenues derived from this relationship were approximately $6 million during the first three months of 2002. Revenues were also adversely affected as a result of the negotiation of a contract extension with a major electronic funds transfer customer during the first quarter of 2003. This extension resulted in lower per transaction pricing and reduced revenues from this customer during the quarter. We expect the effect of this price reduction to be somewhat offset in future quarters by increased volumes.

The two government contracts that expired at the end of 2002 generated approximately $4 million in revenue during the first three months of 2002. This decline in government contract revenue in the first three months of 2003 was partially offset with approximately $1 million of additional revenues generated under an EBT contract in which we were awarded the prime contractor position as opposed to our prior subcontractor position. Additional EBT contracts expected to begin or renew will provide incremental revenues of approximately $3 million for the remainder of 2003. Citibank has been awarded the new EBT contract for the Western States EBT Alliance (WSEA) and we currently act as a subcontractor to Citibank servicing this coalition. We expect, however, that our role as subcontractor to the WSEA will be discontinued under the new contract. This transition will begin to impact our business late in the second quarter of 2003 and we expect to see the significant contracts for this coalition largely roll-off by the end of 2004.

ATM Management Services net revenue increased $13.2 million, or 64.1%, to $33.8 million in the first three months of 2003 from $20.6 million for the same period in 2002. These increases are primarily due to our acquisition of independent ATM networks in 2002. In addition, ATM equipment sales increased by $2.8 million for the first three months of 2003 compared to the same period of 2002. We expect that this level of equipment sales is somewhat higher than we would expect to occur in future periods.

Decision Support and Risk Management net revenue decreased $1.1 million, or 2.9%, to $36.2 million for the first quarter in 2003 from $37.3 million in the first quarter of 2002. Revenues from our ChexSystemsSM suite of products increased in the first quarter of 2003 as compared to the same quarter of the prior year. We also experienced an increased demand in the first three months of 2003 for our fraud detection services from financial institutions compared to the same period of the prior year.

These increases were, however, offset by declines in sales of our SCANSM and collection products over the prior year period. The decrease in revenues from SCAN products was attributable to pricing concessions. We expect that revenues from our ChexSystems suite of products and our fraud protection products will continue to increase during 2003 and that revenues from sales of our SCAN product may continue to decline somewhat.

Professional Services net revenue decreased $6.9 million, or 23.4%, to $22.6 million for the first quarter of 2003 from $29.5 million for the same period of the prior year primarily due to reduced software sales and a decline in the revenues we received from Deluxe Corporation.

Revenues from software sales declined by $5.2 million in the first three months of 2003 as compared to the same period of the prior year. The following table illustrates our revenue generated from software sales:

	Three Months Ended
	March 31,

(in thousands)	2003	2002

License fees	$2,712	$7,861
Maintenance	3,291	3,399
Software modifications	1,339	1,271

	$7,342	$12,531

Revenues from information technology services provided under our contract with Deluxe were $8.9 million for the first three months of 2003 as compared to $10.3 million for the same period in 2002. In accordance with our agreement with Deluxe, a minimal short-fall fee, based upon a formula in the contract reflective of our estimated lost profits, will be billed to Deluxe if it fails to reach the minimum target level of $43 million for software development services for 2003.

Business process management (BPM) revenues, which include outsourcing and customer contact center services, remained relatively flat for the first quarter of 2003 as compared to the same period of the prior year at approximately $6 million. Future growth in our BPM business will depend on the acquisition of new clients and the expansion of the services offered to existing clients.

Processing, communication and service costs – This category includes the cost of processing, telecommunications, computer equipment, promotional services as well as residual payments we make to the occupants of the property where the ATMs we own or manage are located. Total category costs increased $4.9 million, or 9.6%, to $55.7 million for the first three months of 2003 from $50.8 million for the same period of the prior year. Processing, communication and service costs were 42.7% of net revenues in the first quarter of 2003, compared to 37.9% in the same period of 2002. Third party processing charges have increased in relation to the increased ATM processing revenues associated with acquisitions in the ATM management services segment. We provide the processing for approximately 11,000 of the 15,700 U.S. ATM machines in our network and we expect the processing for the approximately 4,700 remaining U.S. ATMs will be transitioned to our networks as existing contractual commitments expire or as the economics associated with accelerated contract cancellations make it logical to do so, with approximately 2,300 such conversions expected to occur in the remainder of 2003. Due to existing contractual commitments, processing for the approximately 1,400 ATMs we have in Canada will not likely be transitioned to our networks for a substantial period of time. The increase in ATM processing costs was partially offset by reductions in costs associated with the EMEVS contract that expired at the end of 2002, reductions in equipment rent and related maintenance costs due to data center consolidations and reductions in services contracts related to our risk products, including the transitioning of certain contact center operations from subcontractors to our contact center in India.

Employee costs – Expenditures in this category represent employee compensation and related employee expenses, benefits and travel. These costs decreased $4.1 million, or 8.0%, to $46.9 million for the first quarter of 2003 from $51.0 million for the same period of 2002. As a percentage of net revenue, employee costs were 35.9% in the first quarter of 2003 compared to 38.1% for the same period of the prior year. We began to experience costs savings late in 2002 from our restructuring efforts and the curtailment of travel expenditures.

Although we had approximately 160 more full-time equivalent employees at March 31, 2003 than we did at March 31, 2002, we have realized cost savings from our cost reduction measures, including the re-deployment of certain product development and business process activities to our India based operations. We expect this trend to continue in future periods. At March 31, 2003, more than 50% of our full-time equivalent employees are located at our Indian facilities.

Depreciation and amortization – These costs represent the depreciation of facilities and equipment and the amortization of intangible assets, such as capitalized software costs and acquired contracts. Depreciation and amortization expense decreased $0.7 million, or 7.4%, to $8.8 million for the first three months of 2003 from $9.5 million for the same period of 2002. These costs were 6.7% of net revenue for the first three months of 2003 and 7.1% of revenue for the same period of the prior year. The decrease is due to a reduction in depreciable assets during the third quarter of 2002 which resulted from the reclassification of certain assets as held for sale and a reduction in amortizable intangible assets due to impairments taken in the second and third quarters of the prior year. These reductions were partially offset by an increase in the amortization of contracts acquired with the independent ATM businesses.

Other operating costs – Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt, and certain administrative costs. Other operating expenses increased $2.3 million, or 22.5%, to $12.5 million for the first quarter of 2003 from $10.2 million for the same period of 2002. These expenses were 9.6% of net revenue for the first three months of 2003 and 7.6% for the same period in the prior year. The increase is primarily due to increased consulting fees related to the business performance initiatives we commenced in 2003. These initiatives are focused on process enhancements that we believe will ultimately result in cost savings through improved operating efficiencies. We expect to continue to incur consulting fees related to the initiatives into the third quarter of 2003.

Income from operations – Income from operations decreased $5.9 million, or 47.2%, to $6.6 million for the first quarter of 2003 compared to $12.5 million for the same period of 2002. Income from operations was 5.1% of net revenue for the first quarter of 2003 compared to 9.3% for the same period of the prior year. The decrease in operating income is a result of a higher concentration of software sales in 2002 as opposed to the more recurring, but lower margin, ATM revenue seen in 2003. An increase in costs for consulting fees related to our business performance initiatives also contributed to this decline.

Other income – net – Other income – net was $0.2 million for the first quarter of 2003 compared to $0.4 million for the same period of the prior year. Interest and investment income increased $0.2 million to $0.5 million for the first quarter of 2003 compared to $0.3 million for the same period of the prior year as a result of the interest income included in the $5 million tax-related payment received from Deluxe. This increase was offset by an increase in interest and investment expense, including foreign currency losses, of $0.4 million.

Provision for income taxes – The provision for income taxes was $2.2 million for the first quarter of 2003, resulting in an annualized effective tax rate of 32.1%, which is consistent with our effective tax rate at the end of 2002. Our effective tax rate is determined largely by the proportional share of our projected consolidated income earned by our Indian subsidiary. Our Indian software development and business process management operations qualify for tax incentives associated with businesses that operate within designated geographic locations within India. These incentives generally provide us with exemptions from Indian income tax on certain business income generated from these operations. As a result of a change in Indian tax law, 10% of this previously tax-exempt income became subject to Indian income tax at the rate of 36.75% from April 1, 2002 through March 31, 2003. The remaining tax incentives phase out through March 2009.

Business Segment Information

The following table presents, for the periods indicated, operating income by segment as a percentage of segment revenue and the unallocated corporate expenses and income from operations as a percentage of total revenue:

	Three Months Ended March 31,

	2003	2002

Income from operations (as a percentage of segment revenue):
Electronic payments	14.9%	26.5%
ATM management services	5.5	1.4
Decision support and risk management	30.2	15.1
Professional services	19.8	27.3
(as a percentage of total revenue):
Corporate	(12.5)	(10.4)
Consolidated income from operations	5.1%	9.3%

Income from operations in the Electronic Payments business segment decreased to $5.6 million for the first quarter of 2003 from $12.3 million for the first quarter of the prior year. As a percent of net segment revenues, operating margins were 14.9% for the first quarter of 2003, a decrease from the 26.5% for the same period of the prior year. Margins in the Electronic Payments segment were adversely affected by the loss of revenues from processing and government services contracts that expired during 2002. The impact of the loss of these revenues was slightly mitigated by a savings in telecommunications and equipment lease and maintenance expenditures.

Income from operations in the ATM Management Services business segment increased to $1.9 million for the first quarter of 2003 from $0.3 million for the same period of 2002. As a percent of net segment revenues, operating margins were 5.5% for the first quarter of 2003, an increase from the margin of 1.4% for the first quarter of the prior year. Revenues in this segment increased due primarily to acquisitions of independent ATM service organizations throughout 2002. Margin improvements resulted from a higher mix of revenue from equipment sales and also due to cost savings from integration efforts. We are seeking to continue to improve the margins in this business in future periods through further integration of acquired businesses and the transition of additional acquired ATMs to our internal processing systems.

Income from operations in the Decision Support and Risk Management business segment increased to $10.9 million for the first three months of 2003 from $5.6 million for the same period of the prior year. Operating margins were 30.2% of net segment revenues for the first quarter of 2003, an increase from the 15.1% for the same period of the prior year. This improvement is the result of reduced employee and third party processing costs offsetting the reduction in revenues from our SCAN product line.

Income from operations in the Professional Services business segment decreased to $4.5 million for the first quarter of 2003 from $8.1 million for the same period of the prior year. Operating margins were 19.8% of net segment revenues for the first quarter of 2003, a decrease from the 27.3% seen in same period of the prior year. Margins decreased due to a decline in higher margin software sales. These reductions were partially offset by reduced employee costs resulting primarily from the re-deployment of certain product development and business process activities to our India based operations.

Corporate expenses include, but are not limited to, legal, accounting, risk management, and executive expenses. These expenses increased to $16.4 million for the first quarter of 2003 from $13.9 million for the first quarter of

2002. The increase is primarily due to increased consulting fees related to business improvement initiatives commenced in the fourth quarter of 2002. Professional fees related to the SEC investigation of certain significant transactions that occurred in 2000 and 2001 also increased as compared to the prior year period.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

At March 31, 2003, net working capital was $157.8 million, compared to $149.8 million at December 31, 2002. Cash and cash equivalents, including our cash in ATMs of approximately $5 million, totaled $137.6 million at March 31, 2003, an increase of $18.1 million from December 31, 2002. This increase was the result of positive operating cash flow, an approximately $5 million tax settlement we received from Deluxe and the approximately $12 million in proceeds we received from the sale of our Glendale facility. At March 31, 2003, we had $2.7 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients and $0.2 million of deposits subject to compensating balance arrangements. Included in cash and cash equivalents at March 31, 2003 was approximately $11 million held in Indian bank accounts denominated in Rupees or U.S. Dollars. These funds are available for international operations and investments. Repatriation of these funds to the United States would, however, likely have unfavorable tax implications.

As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with an ATM, POS or EBT transaction and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due us are included in cash on our consolidated balance sheets. As of March 31, 2003, approximately $10 million of settlement payments were due to us and we received these funds in early April 2003. We are required to maintain sufficient cash on hand to fund the daily settlement advances we make against the payments we receive through the settlement process. The typical overnight settlement balance due to us ranges from $5 million to $20 million. We also seek to maintain an additional cash balance of approximately $35 million to ensure that we can advance funds to our processing customers if unusual circumstances prevent us from timely processing their settlement files. We are evaluating means to reduce the need for us to maintain these minimum cash balance levels, including the possibility of obtaining an overnight credit facility to fund these obligations.

We have vault cash agreements with various financial institutions that provide cash to certain of the ATMs owned or managed by us. Although some portion of this cash may be physically located in the ATMs that we own or manage, these funds are not included in cash and cash equivalents on our consolidated balance sheet because we do not take title to it under the bailee/bailor relationship as established by the agreements. Based upon the daily outstanding balance of funds provided to the ATMs, we generally pay a monthly fee ranging from prime, as defined, plus one half percent up to prime plus 5%. We indemnify the financial institutions against any loss of the vault cash in the ATMs. One of the agreements requires us to maintain a security amount equal to 1% of the daily outstanding balance. The average monthly rate paid during the first quarter of 2003 approximated 7.3%. The agreements may be terminated upon notice by either party and have various expiration dates ranging from January to November 2004. Total cash provided pursuant to these vault cash agreements was approximately $30 million at March 31, 2003.

Our operations and our capital expenditure and acquisition requirements are financed primarily through the cash flow from our operations. Short-term liquidity needs and long term capital expenditure requirements will be provided from cash and cash equivalents on hand and cash flow from operations.

Prior to our acquisition of ACI in 2001, we had committed to guarantee up to approximately $1.8 million of equipment lease payments for its Canadian customers and as of March 31, 2003, we had guaranteed lease payments amounting to $1.2 million. Through March 31, 2003, we have been required to make payments of $128,000 pursuant to these guarantees.

We have pledged $0.4 million of time deposits, denominated in Indian Rupees, as collateral related to a guarantee of performance on a customer contract and certain obligations related to local government requirements.

In connection with our government services business, collection and ATM placement activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at March 31, 2003 was $4.3 million.

As of December 31, 2002 our contractual cash obligations for operating leases, outsourcing and maintenance obligations totaled $101 million through 2006. Our contractual cash obligations had not materially changed from this amount at March 31, 2003. Obligations under capital leases at March 31, 2003 totaled $2.2 million and are payable through 2007.

The following table sets forth a summary of our cash flow activity and should be read in conjunction with our consolidated statements of cash flows:

	Summary of Cash Flows
	Three Months Ended March 31,
(dollars in thousands)	2003	2002

Cash provided by operating activities	$10,816	$17,892
Cash provided by (used in) investing activities	7,568	(16,790)
Cash (used in) provided by financing activities	(235)	1,349

Net increase in cash and cash equivalents	$18,149	$2,451

Cash flows from operating activities were approximately $10.8 million and $17.9 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in operating cash flow is attributable primarily to lower net income in 2003, a $12.0 million increase in accounts receivable and a $4.0 million decrease in accounts payable in 2003. The increase in accounts receivable was due to changes made in the first quarter of 2003 to our billing process which resulted in a one-time extension of our billing and collection cycle. We expect the accounts receivable balance to be normalized by the end of the second quarter.

Cash provided by investing activities was $7.6 million for the three months ended March 31, 2003. Our investing activities for this period included net proceeds of $11.9 million from the sale of our Glendale facility offset by purchases of fixed assets and expenditures for software of $4.4 million. Cash used in investing activities was $16.8 million for the three months ended March 31, 2002, primarily related to $11.4 million used in connection with the acquisition of an independent ATM management company and purchases of fixed assets and expenditures for software of $5.4 million.

Cash used in financing activities was $0.2 million for the three months ended March 31, 2003. We received $0.3 million from shares purchased through our employee stock purchase plan, and we used cash to repay debt of $0.5 million. Cash provided by financing activities was $1.3 million for the three months ended March 31, 2002. We used cash to repay debt of $0.8 million during this period, although these payments were more than offset by the proceeds from the exercise of stock options and shares purchased through our employee stock purchase plan of $2.1 million.

RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), modifying the recognition and disclosure requirements of a company’s guarantee arrangements. Effective January 1, 2003, FIN 45 requires a company that enters into or modifies existing guarantee arrangements to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires disclosure of all guarantees, regardless of when the guarantee originated, effective December 31, 2002 (See Note 11). The adoption of the accounting provisions of FIN 45 did not have a material effect on our financial position or results of operations.

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management does not believe that the adoption of EITF Issue No. 00-21 will have a material effect on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not believe the adoption of Interpretation No. 46 will have a material impact on our financial position or results of operations.

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

In 2003, our new management team will be building a long-term strategic growth plan while simultaneously seeking to improve our operating efficiencies, enhance our business performance and focus on better serving our customers. We currently expect that the full year 2003 diluted earnings per share and revenue will be in line with our reported results for 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as our business evolves and could have an adverse impact on our financial results. We have not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency rate or interest rate changes. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. For the three months ended March 31, 2003, less than 10% of our net revenues and operating expenses were denominated in non-U.S. dollar currencies. We do not believe that our net income for the three months ended March 31, 2003 would have been materially affected if the U.S. dollar had appreciated or depreciated by 10% against the British pound, the Indian rupee or the Canadian dollar.

Changes in interest rates could impact our anticipated interest income on cash equivalents and interest expense on variable short-term debt. A 10% adverse change in interest rates from the interest rates in effect at March 31, 2003 would not, however, have a material adverse effect on our net income for the three months ended March 31, 2003 or financial condition at March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company seeks to maintain disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934) that are designed to provide reasonable assurance that information required to be disclosed in the Company’s periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions to be made regarding required disclosures.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are reasonably effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company’s disclosure controls or in other factors that could significantly affect these controls and no significant deficiencies or material weakness requiring corrective action with regard to such controls have been identified.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

The Company is also a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholder Derivative Actions). The complaints allege, among other things, that certain of its current and former Company directors, named in the complaints as defendants, breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The Complaint also names as a defendant the Company’s external auditor. In response to a joint motion by the parties in the Shareholder Derivative Actions to stay these proceedings pending the resolution of the motions to dismiss the Federal Securities Actions, the Court stayed these proceedings through May 30, 2003. Because the motions to dismiss the Federal Securities Actions will likely still be pending on May 30th, the Company expects the parties in the Shareholder Derivative Actions to seek an extension of this stay.

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

WE ARE UNABLE TO PREDICT THE RESULTS OF THE INVESTIGATION WITH THE SEC AND THE PENDING STOCKHOLDERS LITIGATION.

We are currently the subject of an investigation by the Securities and Exchange Commission (the SEC). In the course of its investigation, the SEC staff has sought from us various documents and information concerning the financial results and transactions that were the subject of restatement by us in March and December 2002. In January 2003, the SEC staff received a formal order of investigation, which empowers it to issue subpoenas to us and to third parties. We have been cooperating fully with the SEC staff and intend to continue to do so. We may, however, be the subject of additional inquiries or become subject to a fine or other remedies. We also have incurred, and may continue to incur, significant legal expenses in connection with the investigation.

Our company and our current and former chief executive and chief financial officers are defendants in three federal securities actions filed in November and December 2002 in the U.S. District Court for the Eastern District of Wisconsin (the Federal Securities Actions). The complaints in these actions are substantially identical and allege, among other things, that during the period from February 2, 2001 to October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiffs and other members of a putative class of shareholders suffered damages as a result. The defendants in the Federal Securities Actions have moved to have the actions transferred to the District of Arizona and also have moved to dismiss the actions on various grounds. These motions are pending before the Court.

Also pending before the Court is a motion by one of the plaintiffs to consolidate the three actions, for his appointment as class representative and for his selection of lead counsel. We are also a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholder Derivative Actions). The complaints allege, among other things, that certain of our current and former directors named in the complaints as defendants, breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The Complaint also names as a defendant the Company’s external auditor. In response to a joint motion by the parties in the Shareholder Derivative Actions to stay these proceedings pending the resolution of the motions to dismiss the Federal Securities Actions, the Court stayed these proceedings through May 30, 2003. Because the motions to dismiss the Federal Securities Actions will likely still be pending on May 30th, we expect the parties in the Shareholder Derivative Actions to seek an extension of this stay.

We believe the Federal Securities and Shareholder Derivative Actions are without merit and intend to vigorously defend ourselves. However, we cannot predict with certainty the outcome of these actions. We are likely to incur significant legal expense in connection with the defense of these claims. In addition, if we are not successful in our efforts to seek dismissal of these actions, we could incur substantial other expenses.

ESTIMATES OF FUTURE FINANCIAL RESULTS ARE INHERENTLY UNRELIABLE.

From time to time, our representatives may make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenues, expense levels, tax rates, capital expenditures, earnings or earnings from operations. Any forecast regarding our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors, including the considerations specific to our business that are outlined in this discussion as well as general economic and geopolitical trends that can adversely affect the market for our products and services. Many of the factors that can adversely affect our business are beyond our control. As a result, there can be no assurance that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by us, and other information relating to our Company and its products, when evaluating our prospective results of operations.

CONSOLIDATION IN THE INDUSTRIES WE SERVE MAY ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES.

Mergers, acquisitions and personnel changes at financial institutions and electronic funds transfer networks may adversely affect our business, financial condition and results of operations. Currently, the banking and EFT industries are consolidating, causing the number of financial institutions and processing networks to decline. This consolidation could cause us to lose:

-	current and potential customers;

-	market share if the combined entity determines that it is more efficient to develop in-house products and services similar to ours or use our competitors’ product and services; and

-	revenue if the combined institution is able to negotiate a greater volume discount for, or discontinue the use of, our products and services.

For example, one of the larger customers of our electronic payments business, the STAR network, was purchased by one of our competitors, Concord EFS during 2001 and First Data Corporation, which owns a substantial equity interest in the NYCE Network, has now agreed to purchase Concord EFS. Both the STAR and NYCE networks utilize our electronic funds transfer software. We cannot predict what effect the combination of these two companies would have on our business.

OUR EFFORTS TO IMPROVE THE MARGINS OF OUR ATM MANAGEMENT COMPANIES MAY NOT BE SUCCESSFUL.

Since October 2001, we have been acquiring independent ATM management companies and we now operate the largest network of off-premise ATMs in North America. For the quarter ended March 31, 2003, this business segment contributed revenues of $33.8 million, or 25.9% of our total revenues, at an operating margin of 5.5%.

Our ability to improve the margins of this business will require us to effectively integrate the operations of acquired businesses into our organization, efficiently manage the deployment of the ATMs and generate additional sources of revenue. A key component of our integration efforts is the migration of the processing of the transactions generated at our ATMs from third parties to our own data centers. We provide the processing for 11,000 of the 15,700 ATMs we have deployed in the United States and we plan to convert approximately 2,300 of the remaining machines by the end of 2003. Processing for the approximately 2,400 remaining U.S. ATMs will be transitioned to our networks as existing contractual commitments expire or as the economics associated with accelerated contract cancellations makes it logical to do so. We do not, however, expect to convert the 1,400 ATMs we manage in Canada to our networks for a substantial period of time, if at all. All of the conversions require a degree of cooperation from existing third-party processors and so no assurance can be given that we will be successful in our conversion efforts.

We expect improvement in our ATM business to come from four major sources: (i) reduced operating costs through the integration of sales, marketing, operations and facilities, (ii) the elimination of third party processing fees by migrating the processing of ATM transactions to our data centers, (iii) the redeployment of under-performing or idle ATMs and (iv) additional revenues from branding and other value-added services. We are also seeking to market larger scale ATM programs to financials institutions. If we are not successful in our effort to improve the revenues and profitability of our ATM business, our future results of operations will be adversely affected. In addition, the expansion of the installed base of ATMs may require the application of increased amounts of cash to keep the machines appropriately supplied with cash for withdrawal by consumers.

OUR ABILITY TO EXPAND THROUGH ACQUISITIONS INVOLVES RISKS AND MAY NOT BE SUCCESSFUL.

We are currently considering possible acquisitions to complement and grow our existing businesses. Our ability to expand through acquisitions, involves many risks, including:

-	the operations, technology and personnel of any acquired companies may be difficult to integrate;

-	the allocation of management resources to consummate these transactions may disrupt our day to day business;

-	acquired businesses may not achieve anticipated revenues, earnings or cash flow. Such a shortfall could require us to write-down the goodwill associated with any acquired company, which would adversely affect our reported earnings.

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

In the electronic payments market, our principal competitors include:

-	third-party debit network processors, including First Data Corporation, VISA Debit Processing Services, Concord EFS, Midwest Payment Systems and Fiserv;

-	financial institutions that have developed in-house processing capabilities or services similar to ours, including Wells Fargo, M&I Bank and Fifth Third National Bank.

In the ATM management services market, our competitors include Concord EFS, Genpass, certain ATM equipment manufacturers and numerous independent service organizations (ISOs).

In the decision support and risk management market, our principal competitors include:

-	providers of fraud management data and software including Primary Payment Systems (a subsidiary of Concord EFS), Equifax, Experian and TransUnion;

-	retail check verification and electronic check processing providers, including Certegy and Telecheck, a subsidiary of First Data Corporation.

In the professional services market, our competitors include:

-	electronic funds transfer software providers, including Transaction System Architects, S2, Oasis, Mosaic and PaySys;

-	outsourcing solutions companies, including Spectramind/Wipro Ltd, Daksh and Infosys Technologies.

In the market for electronic transaction processing, the principal factors on which we compete are price and service levels. Following the loss of our contract with the STAR network, the proportion of our electronic processing revenues derived from the processing of transactions that originate from ATM machines has substantially increased due to the loss of the POS debit transactions that were formerly routed through our switch by the STAR network. The future growth of our revenues in this market is dependent upon securing an increasing volume of transactions. If we cannot control our transaction processing expenses, we may not remain price competitive and our revenues will be adversely affected. Our revenues can also be adversely affected by pricing concessions, such as those we made in the first quarter of 2003 to retain a significant processing customer, we make in order to retain our existing customers or attract new customers. In addition, some of our competitors have indicated that they may be prepared to provide customer prospects with up-front cash incentives to acquire or retain their processing business. Given that these competitors have substantially greater financial resources than we do, it will be difficult for us to obtain significant new processing customers, or retain the customers we have, if this approach becomes a significant competitive factor.

We have also seen an effort by processors such as First Data, Concord and VISA that are affiliated with branded networks to seek exclusive processing relationships with the debit card-issuing financial institutions who subscribe to their networks. Ownership or control of a branded network may also enable these competitors to influence the interchange fees financial institutions receive from retailers who accept debit transactions from the consumers who hold debit cards issued by these network participants. We are unable to predict whether this trend towards an increasing level of vertical integration between transaction processors and branded debit networks, and the horizontal integration that could result from the combination of First Data Corporation and Concord EFS, will have a positive or negative impact upon our processing business over the long-term.

In the market for ATM deployment, processing and management services, the primary basis of competition is price and service levels. Our ability to sell additional machines and processing contracts in this market is dependant on our ability to control our costs while maintaining effective levels of customer service. If we are not successful in these efforts we will not achieve the growth objectives we have for our ATM management or electronic transaction processing businesses.

Competition for our decision support and risk management products is based primarily on the quantity and quality of the data available to us for this purpose and, to a somewhat lesser degree, price. Our competitive position in these markets could be harmed if our competitors were able to compile different data sources and analytical capabilities that proved to be more effective than our products. In addition, we continue to experience competitive pressure on the pricing for our check verification service.

Our software business competes primarily upon the basis of the quality and reliability of our software and its conformance to the current and future requirements of our customers. If we do not maintain the technological relevance of our software offerings or fail to anticipate shifts in customer requirements, our ability to sell our software products will be impaired. Our business process outsourcing and professional services offerings compete primarily on the basis of the quality of service levels and, to some degree, price. The future growth of this aspect of our business is dependent on demonstrating to our current and prospective customers that we are a dependable and efficient service provider.

In addition to our current competitors, it is reasonable to expect that we will encounter substantial competition from new companies. No assurance can be given that we will be able to compete effectively against current and future competitors. Increased competition could result in price reductions, reduced gross margins or loss of market share.

IF WE EXPERIENCE SYSTEM FAILURES, THE PRODUCTS AND SERVICES WE PROVIDE TO OUR CUSTOMERS COULD BE DELAYED OR INTERRUPTED, WHICH WOULD HARM OUR BUSINESS AND REPUTATION AND RESULT IN THE LOSS OF CUSTOMERS.

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our computer and telecommunications network systems and our data centers. Any significant interruptions could severely harm our business and reputation and result in a loss of revenue and customers. We could also be required to apply substantial amounts of our available cash to fund our settlement obligations and it is possible that we would not have sufficient resources in the event of a severe and persistent outage. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, unlawful acts, power loss, telecommunications failure, unauthorized entry and computer viruses. Although we have taken steps to prevent system failures, we cannot be certain that our measures will be successful and that we will not experience service interruptions. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

LEGISLATION COULD HARM OUR ABILITY TO COLLECT AND USE DATA, INCREASE OUR OPERATING COSTS OR OTHERWISE HARM OUR BUSINESS.

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

The pre-emptive provisions of the Federal Fair Credit Reporting Act, which governs our SCAN(SM) and ChexSystems businesses, are currently scheduled to expire in January 2004. The expiration of these provisions means that state governments could also seek to issue legislation or regulations in this area. The creation of additional state regulations could complicate our compliance efforts and otherwise have a negative impact on our business. We are unable to predict whether the Federal pre-emptive provisions will be continued or whether any state would thereafter seek to implement more stringent requirements if they are not so continued.

In addition, regulations are currently being considered regarding the application of the Americans with Disabilities Act to ATM networks. Although any regulations could result in increased opportunities for ATM sales by us, they could also require us to retire or retrofit portions of the ATM base we own and could motivate some of our customers to elect to retire their ATMs. It is also possible that existing ATM networks will be exempted from any future regulations. We are unable at this time to determine whether, and to what extent, any final regulations will impact our business.

IF THE SECURITY OF OUR DATABASES IS COMPROMISED, OUR REPUTATION COULD SUFFER AND CUSTOMERS MAY NOT BE WILLING TO USE OUR PRODUCTS AND SERVICES.

If the security of our databases is compromised, our business could be materially adversely affected. In our electronic payments and risk management businesses, we collect personal consumer data, such as names and addresses, social security numbers, drivers’ license numbers, checking and savings account numbers and payment history records. Unauthorized access to our database could result in the theft or publication of personal confidential information and the deletion or modification of personal records or otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information overseas or over the Internet. A security or privacy breach may:

-	deter customers from using our products and services;

-	harm our reputation;

-	expose us to liability;

-	increase our operating expenses to remediate problems caused by the breach; and

-	decrease market acceptance of electronic commerce transactions in general.

WE ARE DEPENDENT ON DELUXE FOR A SIGNIFICANT PORTION OF OUR REVENUE. During the first quarter of 2003, net sales to Deluxe represented 7.9% of our total revenues before reimbursed expenses. On a quarter over quarter basis, however, total revenues from Deluxe declined by 16.4% to $9.7 million during the first three months of 2003 from $11.6 million during the comparable period in 2002. Although Deluxe has established minimum spending targets of $43 million per year through March 31, 2005 for software development and maintenance services it obtains from us, further efforts at expense reduction by Deluxe could cause the revenues we receive from Deluxe to continue to decline. The loss of Deluxe as a customer or a continuing material reduction in the amount of services it orders from us would materially adversely affect our future results of operations and financial condition. Our current contract with Deluxe expires in March, 2005.

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

Our services and products are based on sophisticated software and computing systems and we often encounter delays when developing new products and services. Further, the software underlying our products and services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our products and technologies on platforms used by our customers or in new environments, such as the Internet. Defects in our software products, errors or delays in the processing of electronic transactions or other difficulties could result in:

-	delays in market acceptance;

-	additional development costs;

-	diversion of technical and other resources;

-	loss of customers;

-	negative publicity; or

-	exposure to liability claims.

Although we attempt to limit our potential liability for warranty claims through disclaimers and limitation-of-liability provisions in our license and client agreements, we cannot be certain that these measures will be successful in limiting our liability.

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR BUSINESS.

Because we currently sell some of our products and services in Europe, Australia and Canada and provide outsourcing services from India, our business is subject to risks associated with doing business internationally. Also, we may not be successful in selling our services outside of the United States. For the three months ended March 31, 2003, we generated approximately 8.3% of our net sales outside of the United States. Our future results could be harmed by a variety of factors, including:

-	changes in foreign currency exchange rates;

-	changes in a specific country’s or region’s political and economic conditions, particularly in emerging markets;

-	potentially unfavorable tax rules;

-	tariffs, duties and other trade barriers;

-	reduced protection for intellectual property rights;

-	challenges in managing widespread operations;

-	changes in foreign laws and regulatory requirements or in foreign policy; and

-	varying business practices in foreign countries.

In addition, the process of selling our outsourcing services typically involves visits to our sites in India by prospective customers. Increased levels of international tension can result in prospective clients postponing or canceling plans to visit our facilities, lengthening the sales cycle and otherwise inhibiting our ability to grow this business.

CHANGES IN INDIAN TAX LAWS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our Indian software development and business process management operations qualify for tax incentives associated with businesses which operate within designated geographic locations. These incentives generally provide us with exemptions from Indian tax on certain business income generated from these operations and phase out through March 2009. We cannot assure you that these tax benefits will be continued in the future at their current levels or at all. For example, the Indian tax laws were changed, effective April 1, 2002 through March 31, 2003, to subject 10% of our previously tax exempt income to a 36.75% tax. If our Indian tax benefits are further reduced or eliminated, our taxes in future periods would increase. Such an increase could reduce our profits.

WE FACE TERMINATION AND COMPLIANCE RISKS WITH RESPECT TO OUR GOVERNMENT CONTRACTS.

All of our government contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized 7.7% of our net sales in the first quarter of 2003 (before reimbursed expenses) pursuant to contracts of this type. If a government contract is so terminated, we are generally entitled only to receive compensation for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines.

There will be a decline in the revenues of the government services business in 2003 due to the expiration of existing contracts. Our Medicaid eligibility verification contract with the state of New York expired in December 2002. The approximate annual revenue from this contract was $12 million. An EBT contract that generated approximately $4 million in revenue in 2002 also expired at the end of 2002. Although we have obtained and continue to seek additional EBT contracts, these new contracts will not generate sufficient revenues in 2003 to offset the approximately $16 million decline in revenues we will experience due to the contract expirations described above.

In addition, Citibank has been awarded the EBT contract for the Western States EBT Alliance (Arizona, Alaska, Colorado, Guam, Hawaii, Idaho and Washington). We currently act as a subcontractor to Citibank for this alliance and this relationship generated approximately $5.6 million in revenues (excluding revenues derived from reimbursed expenses) in 2002. We expect that, as a result of Citibank being awarded this EBT contract, our role as a subcontractor will be discontinued. This transition will begin to impact our business in 2003 and we expect to see the significant contracts for this coalition largely roll-off by the end of 2004.

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT A CHANGE IN CONTROL.

Provisions of our certificate of incorporation and bylaws and Delaware law may delay or prevent a change in control of our Company that you may consider favorable. These provisions include the following:

-	no cumulative voting by stockholders for directors;

-	a classified board of directors with three-year staggered terms;

-	the ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies;

-	the ability of our board to issue preferred stock, without stockholder approval, with rights and preferences that may be superior to our common stock;

-	the ability of our board to amend our bylaws;

-	a prohibition of stockholder action by written consent;

-	advance notice requirements for stockholder proposals and for nominating candidates to our board;

-	restrictions under Delaware law on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock;

-	a requirement that 66-2/3% of our stockholders and 66-2/3% of our directors approve certain corporate transactions, including mergers and consolidations, sales of assets or amendments to our certificate of incorporation; and

-	we have adopted a stockholder rights plan, which discourages the unauthorized acquisition of 15% or more of our common stock or an unauthorized exchange or tender offer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

Exhibit
No.	Description	Method of filing

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed by the Company with the Securities and Exchange Commission (“the Commission”) on April 4, 2000, Registration No. 333-33992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”), Registration No. 333-33992)	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

10.1	Schedule identifying additional Transition Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

10.2	Schedule identifying other Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

10.3	Amendment No. 2, dated January 21, 2003, to Change in Control Agreement by and between the Company and Steven F. Coleman	Filed herewith

10.4	Amendment No. 2, dated January 21, 2003, to change in Control Agreement by and between the Company and Colleen McKeown Adstedt	Filed herewith

10.5	Restricted Stock Right Award Agreement, dated February 14, 2003 by and between the Company and Steven F. Coleman	Filed herewith

10.6	Restricted Stock Right Award Agreement, dated February 14, 2003 by and between the Company and Colleen McKeown Adstedt	Filed herewith

10.7	Mutual Release, dated February 7, 2003, by and between the Company and Michael A. Spilsbury	Filed herewith

10.8	Release, dated January 2, 2003, by and between the Company and Paul W. Finch	Filed herewith

10.9	Employment Agreement, dated February 14, 2003, by and between the Company and Thomas S. Liston	Filed herewith

10.10	Description of Compensation Program for Non-Employee Directors	Filed herewith

10.11	Purchase Agreement, dated January 16, 2003, by and between the Company and Wheaton Franciscan Services, Inc.	Filed herewith

Exhibit
No.	Description	Method of filing

99.1	Written statement by Paul F. Walsh	Filed herewith

99.2	Written statement by Thomas S. Liston	Filed herewith

*Incorporated by reference

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on March 31, 2003 containing an Item 4 disclosure regarding a change in accountants for the audit of the financial statements of its consolidated subsidiary iDLX Holdings BV.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFunds Corporation
(Registrant)

Date: May 15, 2003	/s/ Paul F. Walsh

Paul F. Walsh
Chief Executive Officer and Chairman

Date: May 15, 2003	/s/ Thomas s. Liston

Thomas S. Liston
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

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Paul F. Walsh

By: Paul F. Walsh
Its: Chief Executive Officer and Chairman

CERTIFICATION

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

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Thomas S. Liston

By: Thomas S. Liston
Its: Chief Financial Officer

Index to Exhibits

Exhibit
No.	Description	Page Number

10.1	Schedule identifying additional Transition Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.2	Schedule identifying other change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.3	Amendment No. 2, dated January 21, 2003, to Change in Control Agreement by and between the Company and Steven F. Coleman

10.4	Amendment No. 2, dated January 21, 2003, to change in Control Agreement by and between the Company and Colleen McKeown Adstedt

10.5	Restricted Stock Right Award Agreement, dated February 14, 2003 by and between the Company and Steven F. Coleman

10.6	Restricted Stock Right Award Agreement, dated February 14, 2003 by and between the Company and Colleen McKeown Adstedt

10.7	Mutual Release, dated February 7, 2003, by and between the Company and Michael A. Spilsbury

10.8	Release, dated January 2, 2003, by and between the Company and Paul W. Finch

10.9	Employment Agreement, dated February 14, 2003, by and between the Company and Thomas S. Liston

10.10	Description of Compensation Program for Non-Employee Directors

10.11	Purchase Agreement, dated January 16, 2003, by and between the Company and Wheaton Franciscan Services, Inc.

99.1	Written statement by Paul F. Walsh

99.2	Written statement by Thomas S. Liston