Form 10-Q
period 2003-06-30
EFUNDS CORP
filed 2003-08-14
CIK 1109190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
Yes [X]  No [  ]

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at August 7, 2003 was 46,804,187.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(dollars in thousands)	2003	2002

Current assets:
Cash and cash equivalents	$156,278	$119,487
Deposits subject to compensating balance arrangements	477	1,133
Restricted custodial cash	2,304	3,046
Accounts receivable – net	59,817	59,311
Deferred income taxes	11,188	11,580
Prepaid expenses and other current assets	16,202	17,865
Assets held for sale	1,372	13,310

Total current assets	247,638	225,732

Property and equipment – net	48,815	50,764
Long-term investments	3,575	3,758
Intangibles:
Goodwill	116,254	114,036
Other intangible assets – net	56,039	61,836

Total intangibles – net	172,293	175,872

Other non-current assets	2,882	3,292

Total non-current assets	227,565	233,686

Total assets	$475,203	$459,418

Current liabilities:
Accounts payable	$24,182	$32,598
Accrued liabilities	44,400	30,937
Accrued contract losses	5,658	7,578
Deferred revenue	8,595	3,423
Long-term debt due within one year	1,552	1,401

Total current liabilities	84,387	75,937
Long-term debt	1,144	1,338
Deferred income taxes	9,187	9,202
Other long-term liabilities	5,501	9,421

Total liabilities	100,219	95,898

Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.01 par value (authorized: 250,000,000 shares; issued and outstanding: 46,804,154 shares at June 30, 2003 and 46,702,496 at December 31, 2002)	468	467
Additional paid-in capital	412,069	411,451
Accumulated deficit	(36,750)	(46,495)
Accumulated other comprehensive loss	(803)	(1,903)

Stockholders’ equity	374,984	363,520

Total liabilities and stockholders’ equity	$475,203	$459,418

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands, except per share amounts)	2003	2002	2003	2002

Net revenue	$132,956	$133,471	$263,484	$267,468

Operating expenses:
Processing, communication, and service costs	59,939	53,111	115,645	103,898
Employee costs	45,084	45,699	92,013	96,717
Depreciation and amortization	8,834	9,701	17,623	19,243
Other operating costs	12,185	9,001	24,712	19,193
Restructuring charges	—	10,446	—	10,446

Total operating expenses	126,042	127,958	249,993	249,497

Income from operations	6,914	5,513	13,491	17,971
Other income – net	616	203	860	605

Income before income taxes	7,530	5,716	14,351	18,576
Provision for income taxes	(2,417)	(1,240)	(4,606)	(5,574)

Net income	$5,113	$4,476	$9,745	$13,002

Weighted average shares outstanding	46,754	46,578	46,729	46,526
Weighted average shares and potential dilutive shares outstanding	47,031	47,027	46,876	47,394
Net income per share – basic	$0.11	$0.10	$0.21	$0.28
Net income per share – diluted	$0.11	$0.10	$0.21	$0.27

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

(in thousands)	2003	2002

Cash flows from operating activities:
Net income	$9,745	$13,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,380	9,574
Amortization of intangibles	10,243	9,669
Loss on disposals of property and equipment	340	3,153
Deferred income taxes	377	398
Changes in assets and liabilities:
Restricted custodial cash	742	(3,552)
Accounts receivable	(506)	3,086
Accounts payable	(8,416)	5,703
Accrued contract losses	(1,920)	(3,146)
Deferred revenue	5,172	(1,343)
Other assets and liabilities	13,167	(4,400)

Net cash provided by operating activities	36,324	32,144

Cash flows from investing activities:
Capital expenditures	(8,950)	(11,596)
Acquisitions	—	(22,300)
Proceeds from sale of property and equipment	11,938	—
Other	(2,218)	26

Net cash provided by (used in) investing activities	770	(33,870)

Cash flows from financing activities:
Payments on long-term debt	(922)	(1,619)
Issuance of common stock	619	2,396

Net cash (used in) provided by financing activities	(303)	777

Net increase (decrease) in cash and cash equivalents	36,791	(949)
Cash and cash equivalents at beginning of period	119,487	101,871

Cash and cash equivalents at end of period	$156,278	$100,922

Supplemental disclosures:
Cash paid for income taxes	$1,349	$3,549
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$878	$—

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

eFunds Corporation and its wholly-owned subsidiaries (the Company) provide transaction processing, risk management and professional services to financial institutions, retailers, electronic funds transfer networks and government agencies. The Company has four operating segments: Electronic Payments; Automated Teller Machine (ATM) Management; Risk Management; and Global Outsourcing. The Electronic Payments segment provides electronic funds transfer (EFT) software sales, software applications development, maintenance and installation, processing services including automated clearinghouse (ACH) and EFT as well as electronic benefit transfer (EBT) services for government agencies. The ATM Management segment provides ATM deployment, management and branding services. The Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides information technology services and business process outsourcing services.

The unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that the adoption of EITF Issue No. 00-21 will have a material effect on its consolidated financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of Interpretation No. 46 will have a material impact on its financial position or results of operations.

Employee Stock-Based Compensation

Until 2000, the Company’s employees participated in the stock incentive program of Deluxe Corporation, its former parent company. In connection with the Company’s initial public offering and its subsequent spin-off from Deluxe, the Company adopted new stock incentive programs for the benefit of its employees. The Company accounts for those plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except per share amounts)	2003	2002	2003	2002

Net income, as reported	$5,113	$4,476	$9,745	$13,002
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(735)	(1,634)	(1,288)	(3,422)

Pro forma net income	$4,378	$2,842	$8,457	$9,580

Earnings per share:
Basic-as reported	$0.11	$0.10	$0.21	$0.28

Basic-pro forma	$0.09	$0.06	$0.18	$0.21

Diluted-as reported	$0.11	$0.10	$0.21	$0.27

Diluted-pro forma	$0.09	$0.06	$0.18	$0.20

For purposes of applying SFAS No. 123, the weighted average estimated fair value of stock options granted during the three and six month periods ended June 30, 2003 was $3.33 and $3.62, respectively, and $8.10 and $7.34 for the same periods in 2002. This value was estimated at the option grant date using a Black-Scholes option-pricing model.

NOTE 3 – INTANGIBLES:

Intangible assets consist primarily of goodwill, capitalized software costs and acquired contracts. Other intangible assets, both acquired and developed, subject to amortization were as follows:

		June 30, 2003
	Wtd. Avg.
	Amortization	Gross
	Period	Carrying	Accumulated
(in thousands)	In Years	Amounts	Amortization	Net

Software-internal use	3.8	$71,942	$(46,111)	$25,831
Acquired contracts	11.6	22,263	(2,599)	19,664
Other	4.8	74,814	(64,270)	10,544

		$169,019	$(112,980)	$56,039

		December 31, 2002
	Wtd. Avg.
	Amortization	Gross
	Period	Carrying	Accumulated
(in thousands)	In Years	Amounts	Amortization	Net

Software-internal use	3.8	$69,111	$(39,672)	$29,439
Acquired contracts	11.6	22,262	(1,455)	20,807
Other	4.8	73,353	(61,763)	11,590

		$164,726	$(102,890)	$61,836

For the three and six month periods ended June 30, 2003, amortization expense for intangible assets was $5.1 million and $10.2 million, respectively, and $5.0 million and $9.7 million for the three and six month periods ended June 30, 2002, respectively. The estimated annual amortization expense for intangible assets held at June 30, 2003 is $20 million, $16 million, $13 million, $6 million and $3 million for the years 2003, 2004, 2005, 2006 and 2007, respectively.

The change in the carrying amount of goodwill for the quarter ended June 30, 2003 is as follows:

	Electronic	ATM	Risk	Global
(in thousands)	Payments	Management	Management	Outsourcing	Other	Total

Balance as of December 31, 2002	$1,600	$75,547	$5,724	$20,559	$10,606	$114,036
Contingent consideration	—	2,218	—	—	—	2,218

Balance as of June 30, 2003	$1,600	$77,765	$5,724	$20,559	$10,606	$116,254

NOTE 4 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES:

Long-lived assets held for sale

During the third quarter of 2002, the Company undertook to sell certain facilities in Glendale, Wisconsin, and Runcorn, UK. At that time, pursuant to SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” the Company recorded a $3.0 million asset write-down to reflect the property and equipment at Glendale held for sale at its estimated fair value, less selling costs. During the first quarter of 2003, the Glendale facility was sold for net proceeds of approximately $12 million. The Company also entered into an agreement with the buyer for a short-term leaseback. The gain of approximately $0.6 million from this sale is being amortized over the term of the leaseback.

Restructuring accruals

During the second quarter of 2002, the Company recorded restructuring and asset impairment charges of $3.4 million for severance benefits, $5.7 million for lease-related costs as a result of the consolidation of facilities, and a net charge of $1.3 million related to software impairment and other charges. The following table summarizes the change in the Company’s restructuring accruals for the six month period ended June 30, 2003, including the long-term portion of approximately $2.7 million at June 30, 2003:

	Severance	Lease-Related
(in thousands)	Related	Costs & Other	Total

Balance December 31, 2002	$1,798	$5,187	$6,985
Cash payments	(338)	(793)	(1,131)

Balance March 31, 2003	1,460	4,394	5,854
Cash payments	(611)	(259)	(870)

Balance June 30, 2003	$849	$4,135	$4,984

NOTE 5 – ACCRUED CONTRACT LOSSES:

The Company’s accrued contract losses pertain to long-term service contracts with government agencies for transaction processing in the electronic payments segment. The following table summarizes the activity of the accrued contract loss reserve:

(in thousands)	2003	2002

Balance at beginning of year	$7,578	$14,777
Charges to loss reserve	(1,003)	(1,208)

Balance at March 31	6,575	13,569
Charges to loss reserve	(917)	(938)
Cash payments	—	(1,000)

Balance at June 30	$5,658	$11,631

NOTE 6 – LONG-TERM DEBT:

Long-term debt was as follows:

	June 30,	December 31,
(in thousands)	2003	2002

Capital leases and other	$2,696	$2,739
Less amount due within one year	(1,552)	(1,401)

Total	$1,144	$1,338

Long-term debt consists principally of capital lease obligations related to equipment. The capital lease obligations bear interest rates of 3.4% to 13.5% and are due through the year 2007. Carrying value approximates fair value for these obligations.

NOTE 7 – INCOME PER SHARE:

The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except per share amounts)	2003	2002	2003	2002

Net income per share — basic
Net income	$5,113	$4,476	$9,745	$13,002

Weighted average shares outstanding	46,754	46,578	46,729	46,526

Net income per share — basic	$0.11	$0.10	$0.21	$0.28

Net income per share — diluted
Net income	$5,113	$4,476	$9,745	$13,002

Weighted average shares outstanding	46,754	46,578	46,729	46,526
Dilutive impact of options	277	449	147	868

Weighted average shares and potential dilutive shares outstanding	47,031	47,027	46,876	47,394

Net income per share — diluted	$0.11	$0.10	$0.21	$0.27

NOTE 8 – COMPREHENSIVE INCOME:

The Company’s total comprehensive income for the three month periods ended June 30, 2003 and 2002 was $5.9 million and $4.6 million, respectively, and was $10.8 million and $12.8 million for the six months ended June 30, 2003 and 2002, respectively. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.

NOTE 9 – BUSINESS SEGMENT INFORMATION:

Effective this quarter, the Company’s segment reporting has been revised to reflect organizational changes and the additional allocation of overhead to the business segments. To facilitate the delivery of a full range of processing solutions from software licensing through outsourced processing, the Company now manages its EFT software sales in its Electronic Payments segment. This service was previously managed under its Professional Services segment. Full-service collection activities, which were formerly managed under the Company’s Risk Management segment, and account verification services, which were previously managed under the Company’s Electronic Payments segment, are both now under the executive leadership of its Global Outsourcing segment. Currently, the Company’s business segments are: Electronic Payments; ATM Management; Risk Management; and Global Outsourcing. The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The Electronic Payments segment provides EFT software sales, ACH, EFT and other processing services as well as EBT services for government agencies. The ATM Management segment provides ATM deployment, management and branding services. The Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides information technologies services and business process outsourcing services.

The accounting policies of the segments are the same as those applied to the Company on a consolidated basis. For internal reporting purposes, the Company groups costs based upon managerial control. The majority of these managed cost groups are directly assigned to a reportable segment. For cost groups supporting more than one reportable segment, the costs are assigned based upon the product line or project benefited. The assignment of costs is based upon estimates of factors considered most appropriate for the cost group such as transactions, calls, customers, square footage, revenues and headcount. The Company does not allocate expenses that benefit all segments and are corporate or administrative in nature. These costs include, among other things, executive leadership costs, investor relations and general legal, consulting, accounting and finance costs.

Information concerning operations in the Company’s reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2003	2002	2003	2002

Net revenue:
Electronic payments	$45,340	$52,485	$88,560	$109,752
ATM management	36,346	27,510	70,173	48,150
Risk management	32,788	32,159	65,895	65,430
Global outsourcing	18,482	21,317	38,856	44,136

Total net revenue	132,956	133,471	263,484	267,468

Operating expenses before overhead, restructuring and other charges:
Electronic payments	33,044	32,432	63,853	68,477
ATM management	34,097	26,321	66,182	46,550
Risk management	21,762	25,010	43,416	51,667
Global outsourcing	16,394	14,147	33,740	31,769

Total operating expenses before overhead, restructuring and other charges	105,297	97,910	207,191	198,463

Allocated overhead:
Electronic payments	2,509	2,677	5,414	4,950
ATM management	1,629	1,601	3,848	2,935
Risk management	2,476	2,303	5,249	4,496
Global outsourcing	1,824	1,957	4,199	3,821
Corporate	12,307	11,064	24,092	24,386

Total allocated overhead	20,745	19,602	42,802	40,588

Restructuring and other charges:
Electronic payments	—	2,494	—	2,494
ATM management	—	58	—	58
Risk management	—	4,264	—	4,264
Global outsourcing	—	721	—	721
Corporate	—	2,909	—	2,909

Total restructuring and other charges	—	10,446	—	10,446

Income (loss) from operations:
Electronic payments	9,787	14,882	19,293	33,831
ATM management	620	(470)	143	(1,393)
Risk management	8,550	582	17,230	5,003
Global outsourcing	264	4,492	917	7,825
Corporate	(12,307)	(13,973)	(24,092)	(27,295)

Income from operations	$6,914	$5,513	$13,491	$17,971

The Company has not disclosed assets, interest revenue, interest expense or income taxes by segment because this information is not reviewed by the chief operating decision maker, produced internally nor practicable to prepare. Depreciation and amortization for each of the Company’s reporting segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2003	2002	2003	2002

Depreciation and amortization:
Electronic payments	$1,973	$2,905	$3,879	$5,750
ATM management	1,229	840	2,614	1,640
Risk management	1,577	1,864	3,196	3,708
Global outsourcing	828	772	1,578	1,524
Corporate	3,227	3,320	6,356	6,621

Total depreciation and amortization	$8,834	$9,701	$17,623	$19,243

Revenue is attributed to geographic areas based on the location of the assets producing the revenue. The Company’s total net revenue and property and equipment by geographic area are as follows:

	Total Net Revenue

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2003	2002	2003	2002

United States	$119,801	$122,437	$239,557	$243,809
United Kingdom	5,761	2,729	9,508	7,480
India	4,444	5,879	9,012	11,879
Canada	2,950	2,426	5,407	4,300

Total consolidated	$132,956	$133,471	$263,484	$267,468

	Property and Equipment

	June 30,	December 31,
(in thousands)	2003	2002

United States	$38,605	$41,038
United Kingdom	374	276
India	9,206	8,713
Canada	630	737

Total consolidated	$48,815	$50,764

NOTE 10 – LEGAL PROCEEDINGS:

The Company is party to various legal actions arising in the ordinary course of business. In the opinion of management, the final disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company is currently the subject of an investigation by the SEC. In the course of its investigation, the SEC staff has sought from the Company various documents and information concerning the financial results and transactions that were the subject of restatement by the Company in March and December 2002. In January 2003, the SEC staff received a formal order of investigation, which empowers it to issue subpoenas to the Company and third parties. The Company has been cooperating fully with the SEC staff and intends to continue to do so. The Company may, however, be the subject of additional inquiries or become subject to a fine or other remedies. The Company has incurred, and may continue to incur, significant legal expenses in connection with this investigation.

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

The Company is also a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholder Derivative Actions). The complaints allege, among other things, that certain current and former Company directors named in the complaints as defendants breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The complaints also name as a defendant the Company’s external auditor. In response to a joint motion by the parties in the Shareholder Derivative Actions to stay these proceedings pending the resolution of the motions to dismiss the Federal Securities Actions, the Court stayed these proceedings through September 10, 2003. Because the motions to dismiss the Federal Securities Actions will likely still be pending on September 10th, the Company expects the parties in the Shareholder Derivative Actions to seek an extension of this stay.

The Company believes the Federal Securities and Shareholder Derivative Actions are without merit and intends to vigorously defend itself. However, the Company cannot predict the outcome of these actions with certainty.

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

Future commercial commitments

In connection with the Company’s government services, collection and ATM placement activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at June 30, 2003 was $4.3 million.

At June 30, 2003, the Company provided guarantees of $1.2 million on certain equipment lease payments for Canadian customers of its subsidiary Access Cash International (ACI). These guarantees were established prior to the Company’s acquisition of ACI in 2001 and expire through December 2007. The Company would be required to make payments under these guarantees in the event that the ACI customers could not meet their own payment obligations. Through June 30, 2003, the Company has been required to make payments of approximately $128,000 pursuant to these guarantees. The customers’ ATM equipment assets are utilized as collateral on these guarantees. There are no amounts being carried as liabilities for the Company’s obligations under these guarantees.

The Company has approximately $0.4 million in time deposits, denominated in Indian rupees, related to the guarantee by its Indian operations of performance on a customer contract and certain obligations related to local government requirements.

Contractual cash obligations

As of December 31, 2002, the Company had contractual cash obligations for operating leases, outsourcing and maintenance obligations through 2012 in the aggregate amount of $101.0 million. These contractual cash obligations had not materially changed from this amount at June 30, 2003.

Other commitments

In December 2001, the Company entered into a subscription agreement to acquire a 15% interest in Webtel Pty. Ltd., an Australian corporation (Webtel). Pursuant to the subscription agreement, the Company invested $1.3 million in Webtel in 2001 and committed to invest an additional $0.8 million upon the satisfaction of certain conditions specified in the subscription agreement.

The Company operates a call center in Mumbai, India under a customer contract. The customer is entitled to acquire a minority interest in, or sole ownership of, certain assets used by the Company in performing call center operations for the customer as well as transition assistance. The price at which such ownership interest may be acquired by the customer is based on a formula as set forth in the contract. As of June 30, 2003, the customer had earned a discount of approximately 10% on the formula price for these assets.

ACI has vault cash agreements with various financial institutions which provide cash to certain of the ATMs owned or managed by ACI. Although some portion of this cash may be physically located in the ATMs owned or managed by ACI, this cash is not included in cash and cash equivalents on the Company’s consolidated balance sheet because ACI does not take title to the cash under the bailee/bailor relationship established by the agreements. Based upon the daily outstanding balance of funds provided to the ATMs, ACI generally pays a monthly fee ranging from prime, as defined, plus one half percent up to prime plus 5%. The average monthly rate paid during the first six months of 2003 approximated 7.4%. The Company indemnifies the financial institutions against any loss of the cash in the ATMs. One of the agreements requires ACI to maintain a security account equal to 1% of the daily outstanding balance. The agreements may be terminated upon notice by either party and have various expiration dates ranging from January to November 2004. Total cash provided pursuant to these vault cash agreements was approximately $31 million at June 30, 2003.

As part of its transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with an ATM, POS or EBT transaction and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due the Company are included in cash on its consolidated balance sheets. As of June 30, 2003, approximately $13 million of settlement payments were due to the Company and it received these funds in early July 2003. The Company is required to maintain sufficient cash on hand to fund the daily settlement advances made by it against the payments to be received through the settlement process. The typical overnight settlement balance due to the Company ranges from $5 million to $20 million. The Company also seeks to maintain an additional cash balance of approximately $35 million to ensure that it can advance funds to its processing customers if unusual circumstances prevent the Company from timely processing their settlement files. The Company is evaluating means to reduce the need to maintain these minimum cash balance levels, including the possibility of obtaining an overnight credit facility to fund these obligations.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to the Company’s contracts with its customers, the Company generally agrees to indemnify users of its products and services and hold them harmless from and against patent, copyright or other intellectual property infringement claims brought by a third party related to those products or services. The Company’s agreements may also provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by the Company or its subcontractors. Historically, the Company’s costs to defend lawsuits or settle claims relating to these indemnity agreements have not been significant.

The Company’s amended and restated certificate of incorporation and by-laws require it to indemnify its directors, officers, employees and other agents to the fullest extent permitted by Delaware law. The Company’s amended and restated certificate of incorporation also permits the Company to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the amended and restated certificate of incorporation would permit such indemnifications. These indemnification obligations are implicated with respect to the directors and officers of the Company named as defendants in the Federal Securities Actions and Shareholder Derivative Actions described in Note 10 – Legal Proceedings.

NOTE 12 – SUBSEQUENT EVENT:

On July 11, 2003, the Company entered into an agreement for the sale of its facility in Runcorn, United Kingdom. The Company does not expect that this agreement will have a material impact on its statement of operations, although it does expect a minor gain on the sale of the property. This asset is classified on the Company’s balance sheet as assets held for sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and the 2002 Annual Report on Form 10-K we previously filed with the Securities Exchange Commission. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 5 of this Quarterly Report on Form 10-Q.

OVERVIEW

eFunds Corporation and its wholly-owned subsidiaries (the “Company,” “we” or “us”) provide transaction processing, risk management and professional and outsourcing services to financial institutions, retailers, electronic funds transfer networks and government agencies. The Company has four operating segments: Electronic Payments; Automated Teller Machine (ATM) Management; Risk Management; and Global Outsourcing. The Electronic Payments segment provides electronic funds transfer (EFT) software sales, software applications development, maintenance and installation, processing services including automated clearinghouse (ACH), EFT, and other processing services as well as electronic benefits transfer (EBT) services for government agencies. The ATM Management segment provides ATM deployment, management and branding services. The Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides information technology and business process outsourcing services.

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

Revenue recognition

Our net revenues consist of fees for transaction processing and related services, decision support, maintenance and support, government services, information technology consulting, business process management services and software and data licensing. Our revenue recognition policies for these various fees are as follows:

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

In connection with the provision of services in the ATM management services segment, we earn surcharge and interchange fees. Surcharge fees are the fees the user of an ATM pays at the time of the transaction and interchange fees are paid by that user’s financial institution. Generally, our arrangements call for us to pay a fee to the occupants of the property at which the ATM is physically located. The amount of this fee typically has some relationship to the surcharge and interchange fees that are collected by us from that ATM. Based upon the underlying contractual provisions related to our arrangements, we record the surcharge and interchange fees that we collect at their gross amounts as revenue and the amounts owed to the occupant of the property at which the ATM is physically located as a processing, communication and service cost.

•	Risk management fees are recognized as revenue in the period the services are provided. Risk management services consist of new account applicant and check verification screenings to manage the risk associated with account openings and check acceptance. These fees are based on the number of inquiries against the databases used for screening purposes or monthly fees based on the net monthly sales of the retailer using our check verification products or other similar measures, depending on the product and service.

•	We also provide professional services consisting of information technology consulting and business process management services. Revenue from providing such services is generally recognized under one of two methods, depending on the relevant contractual terms. Under the time and materials method, which is applied to nearly all of our professional services contracts, revenue is based on a fee per hour basis and is recognized as hours are completed. Under the fixed contract method, a pre-set fee is agreed upon for a project, and revenue is recognized proportionately to the percentage of completion of the project. If the information technology consulting services involve the significant customization of software that has been licensed from us, the license fee is also recognized proportionately to the percentage of completion of the project.

•	Software and data license fees for standard products are recognized when a license agreement has been signed, the license fee is fixed and determinable, collectibility of the license fee is probable, delivery has occurred and there are no uncertainties surrounding product acceptance. If a license contains customer acceptance criteria for which significant uncertainties exist, the revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Certain of our software products include multiple modules and the license fee charged to the customer is based on the modules licensed. If a customer contract requires that we deliver multiple elements, then upfront fees are recognized as revenue if vendor specific objective evidence of fair value exists for each of the undelivered elements. If vendor specific objective evidence of fair value does not exist for the undelivered elements, then the total fees of the arrangement are recognized over the term of the related agreement based upon delivery of all essential elements.

•	Software maintenance and support revenue is recognized ratably over the term of the contract or as the services are provided.

The process involved in evaluating the appropriateness of revenue recognition involves judgments about vendor-specific objective evidence of the fair value of each of the various elements to be delivered in a sale that has multiple components, collectibility of fees, and projections of costs to complete projects for our customers.

Intangible Assets

Our intangible assets consist primarily of goodwill, capitalized software costs and acquired contracts. We capitalize the cost of software developed or obtained for internal use once the preliminary project stage has been completed, management commits to funding the project and it is probable that the project will be completed and that the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and the software is ready for its intended use. Software developed or obtained for internal use is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.

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

When we acquire other companies, generally accepted accounting principles require that we make estimates regarding the fair value of the acquired company’s tangible assets and liabilities and identifiable intangible assets. Based upon these estimates, we then allocate the purchase price to the assets and liabilities of the acquired company for the purpose of recording these items in our financial records. Any unallocated purchase price is considered to be, and recorded as, goodwill. The distinction between the amount of the purchase price allocated either to tangible assets and liabilities or identifiable intangible assets and goodwill is significant because goodwill is not amortized to our statement of operations but is instead subject to an annual impairment test. Estimates inherent in this purchase price allocation process include assumptions regarding the timing and amounts of future cash inflows and outflows, the saleability of inventories, selection of discount rates, contract renewal rates and general market conditions. Where appropriate, we use third-party valuation professionals to assist us in making these estimates.

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

Reserves and Allowances

We maintain a reserve for expected future losses on certain government EBT contracts. Our estimates of these losses are based on a variety of assumptions including assumptions about future welfare case levels, the number of transactions per case and the costs related to processing these transactions and providing support services. These assumptions are subject to significant uncertainties and may differ substantially from actual results. In the event such differences arise, a revision to the loss contract reserve would be required. Any such revision could have a material effect on our financial position or results of operations.

We maintain an allowance for doubtful accounts for estimated losses resulting from our customers failing to make required payments. We develop our estimate of this allowance based on our experience with specific customers, our understanding of their current economic circumstances and our own judgment as to the likelihood of their ultimate payment. We also consider our collection experience with the balance of our receivables portfolio and make estimates regarding collectibility based on trends in aging. If the financial condition of our customers were to deteriorate, thereby impairing their ability to make payments, an increase in this allowance could be required in a future period.

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

We consider the undistributed earnings of our foreign subsidiaries to be permanently invested and, accordingly, we have not provided for U.S. Federal, state income or applicable foreign withholding taxes on those amounts. Undistributed earnings of our foreign subsidiaries amounted to approximately $26.6 million at June 30, 2003. Upon any distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and applicable withholding taxes payable to the foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with such a hypothetical calculation.

Stock-based compensation

We issue stock options to our employees under the eFunds Corporation 2000 Stock Option Plan. Generally accepted accounting principles provide two alternative methods of accounting for stock options issued under the terms and conditions pursuant to which we typically issue options. One alternative is to estimate the fair value of the stock option at the date of grant and amortize that value as an expense to operations over the contractual vesting period. The other option available currently to companies reporting under generally accepted accounting principles is to estimate the fair value of the option at the grant date but only reflect the impact of the amortization in a footnote to the financial statements and to forgo adjusting the statement of operations. The method a company chooses to apply is a matter of policy. Consistent with our past practices, we utilize the second of these options and we reflect the impact of the option amortization in the footnotes to our financial statements. As illustrated in Note 2 to the financial statements, were we to change our accounting policy on this matter to reflect the expense in our statement of operations, or should generally accepted accounting principles change to require us to reflect this expense in our statements of operations, our results of operations would be adversely affected.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the relative composition of net revenue and selected statements of operations data as a percentage of net revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenue
Electronic payments	34.1%	39.3%	33.6%	41.0%
ATM management	27.3	20.6	26.6	18.0
Risk management	24.7	24.1	25.0	24.5
Global outsourcing	13.9	16.0	14.8	16.5

Total net revenue	100.0	100.0	100.0	100.0

Operating expenses
Processing, communication and service costs	45.1	39.8	43.8	38.8
Employee costs	33.9	34.2	34.9	36.2
Depreciation and amortization	6.6	7.3	6.7	7.2
Other operating costs	9.2	6.8	9.4	7.2
Restructuring charges	—	7.8	—	3.9

Total operating expenses	94.8	95.9	94.8	93.3

Income from operations	5.2	4.1	5.2	6.7
Other income – net	0.4	0.2	0.3	0.2

Income before income taxes	5.6	4.3	5.5	6.9
Provision for income taxes	(1.8)	(0.9)	(1.8)	(2.0)

Net income	3.8%	3.4%	3.7%	4.9%

THREE AND SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2002

Net revenue – Net revenue decreased $0.5 million, or 0.4%, to $133.0 million for the second quarter of 2003 from $133.5 million for the same period of 2002. Net revenue decreased $4.0 million for the first six months of 2003, or 1.5%, to $263.5 million from $267.5 million for the first six months of 2002.

Electronic Payments net revenue decreased $7.2 million, or 13.7%, to $45.3 million in the second quarter of 2003 as compared to $52.5 million for the same period of 2002. Net revenue decreased $21.2 million, or 19.3%, to $88.6 million for the first six months of 2003 from $109.8 million for the first six months of 2002. The expiration of our processing contract with the STAR network at the end of 2002 contributed significantly to this decline. Revenues under this contract were approximately $5.5 million and $11.3 million for the second quarter and first six months of 2002, respectively. Processing revenues were also affected by price concessions given in 2003 in connection with contract renewals and extensions. Revenue from government services also declined due to the expiration of contracts at the end of 2002. The effect of these expirations was offset somewhat by revenues from new EBT contracts.

Citibank has been awarded the new EBT contract for the Western States EBT Alliance (WSEA) and we currently act as a subcontractor to Citibank servicing this coalition. We expect, however, that our role as subcontractor to the WSEA will be discontinued under the new contract. This transition will begin to impact our business somewhat in the second half of 2003 and we expect to see our revenues from this coalition largely roll-off by the end of 2004. Revenues from this coalition for the first half of 2003 were approximately $3 million.

Revenues from software sales increased $0.9 million in the second quarter of 2003 as compared to the same period of the prior year, and decreased $4.3 million for the first six months of 2003 as compared to 2002. The following table illustrates our revenue from software sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands)	2003	2002	2003	2002

License fees	$2,908	$1,787	$5,620	$9,486
Maintenance	3,436	3,309	6,727	6,726
Software modifications	1,636	2,009	2,975	3,425

	$7,980	$7,105	$15,322	$19,637

ATM Management net revenue increased $8.8 million, or 32.0%, to $36.3 million in the second quarter of 2003 from $27.5 million for the same period in 2002, and increased $22.0 million, or 45.6%, to $70.2 million for the first six months of 2003 from $48.2 million for the first six months of 2002. These increases are primarily due to our acquisition of independent ATM networks in 2002. In addition, ATM branding revenues and equipment sales increased approximately $1 million and $3 million, respectively, in the first six months of 2003 as compared to the same period in 2002.

Risk Management net revenue increased $0.6 million, or 1.9%, to $32.8 million for the second quarter in 2003 from $32.2 million in the second quarter of 2002. Net revenue remained relatively flat for the first six months of 2003 as compared to the same period in 2002. Revenues from our ChexSystemsSM suite of products increased in the both periods of 2003 as compared to the same periods of the prior year. These increases were, however, offset by declines in sales of our SCANSM products over the prior year periods. The decrease in revenues from SCAN products was attributable primarily to pricing concessions. We expect that revenues from our ChexSystems suite of products will continue to increase during 2003 and that revenue from our SCAN products will be flat for the remainder of 2003.

Global Outsourcing net revenue decreased $2.8 million, or 13.1%, to $18.5 million for the second quarter of 2003 from $21.3 million for the same period of the prior year, and decreased $5.2 million, or 11.8%, to $38.9 million for the first six months of 2003 from $44.1 million in 2002. The decreases are primarily due to an approximate $5 million decline in the revenues we received from Deluxe Corporation for the first six months of 2003 as compared to the prior year. In accordance with our agreement with Deluxe, a minimal short-fall fee, based upon a formula in the contract reflective of our estimated lost profits, will be billed to Deluxe if it fails to reach the minimum target level of $43 million for software development services for 2003. We do not currently anticipate that our 2003 revenues from Deluxe will achieve this minimum target level.

Business process management (BPM) revenues, which include outsourcing and customer contact center services, remained relatively flat for the second quarter of 2003 as compared to the same period of the prior year. Future growth in our BPM business will depend on the acquisition of new clients and the expansion of the services we provide our existing clients.

Processing, communication and service costs – This category includes the cost of transaction processing, telecommunications expense, computer equipment, promotional services and the payments we make to the occupants of the property where the ATMs we own or manage are located. Total costs in this category increased $6.8 million, or 12.8%, to $59.9 million for the second quarter of 2003 from $53.1 million for the same period of the prior year and $11.7 million, or 11.3%, to $115.6 million for the first six months of 2003 from $103.9 million for 2002. These costs were 45.1% and 43.9% of net revenues in the second quarter and first six months of 2003, respectively, compared to 39.8% and 38.8% in the respective periods for 2002. Third party processing costs have increased (approximately $6 million for the second quarter of 2003 and approximately $14 million for the first six months of 2003) with the increase in ATM processing volumes due to the acquisitions in the ATM management services segment. At June 30, 2003, we provided the processing for approximately 11,800 of the 15,600 U.S. ATMs in our network. We expect the processing for the approximately 3,800 remaining U.S. ATMs will be transitioned to our networks as existing contractual commitments expire or as the economics associated with accelerated contract cancellations make it logical to do so, with approximately 1,500 such conversions expected to occur in the remainder of 2003. Due to existing contractual commitments, processing for the approximately 1,500 ATMs we have in Canada will not likely be transitioned to our networks for a substantial period of time. The increase in ATM processing costs was partially offset by reductions in costs associated with a government services contract that expired at the end of 2002 and reductions in services contracts related to our risk products, including the transitioning of certain contact center operations from subcontractors to our contact center in India.

Employee costs – Expenditures in this category represent employee compensation and related employee expenses, benefits and travel. These costs decreased $0.6 million, or 1.3%, to $45.1 million for the second quarter of 2003 from $45.7 million for the same period of 2002 and decreased $4.7 million, or 4.9%, to $92.0 million for the first six months of 2003 from $96.7 million in 2002. As a percentage of net revenue, employee costs were 33.9% and 34.9% for the second quarter and first six months of 2003, respectively, compared to 34.2% and 36.2% for the same periods of the prior year.

Although our full-time equivalent employees increased from approximately 4,400 at June 30, 2002 to 4,500 at June 30, 2003, we have realized cost savings of approximately $5 million and $10 million for the second quarter and first six months of 2003, respectively, from the re-deployment of certain product development and business process activities to our India based operations. We expect this trend to continue in future periods. At June 30, 2003, more than 60% of our full-time equivalent employees are located at our Indian facilities.

This decrease was offset by an increase in performance-based compensation of approximately $5 million for both the second quarter and first six months of 2003. The accrual for performance-based compensation was eliminated during the second quarter of 2002, but has been reinstated for 2003.

Depreciation and amortization – These costs represent the depreciation of our facilities and equipment and the amortization of our intangible assets, such as capitalized software costs and acquired contracts. Depreciation and amortization expense decreased $0.9 million, or 9.3%, to $8.8 million for the second quarter of 2003 from $9.7 million for the same period of 2002, and decreased $1.6 million, or 8.3%, to $17.6 million for the first six months of 2003 from $19.2 million for the same period of the prior year. These costs were 6.6% and 6.7% of net revenue for the second quarter and first six months of 2003, respectively, and 7.3% and 7.2% of revenue for the same periods of the prior year. The decrease is due to the cessation of depreciation of certain assets reclassified as held for sale during the third quarter of 2002 and a reduction in amortizable intangible assets due to impairments taken in the second and third quarters of the prior year. These reductions were partially offset by an increase in the amortization of customer contracts acquired with the independent ATM businesses purchased during 2002.

Other operating costs – Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt, and certain administrative costs. Other operating expenses increased $3.2 million, or 35.6%, to $12.2 million for the second quarter of 2003 from $9.0 million for the same period of 2002, and increased $5.5 million, or 28.6%, to $24.7 million for the first six months of 2003 from $19.2 million in 2002. These expenses were 9.2% and 9.4% of net revenue for the second quarter and first six months of 2003, respectively, and 6.8% and 7.2% for the same periods in the prior year. The increase is due to a $2.5 million reduction to the estimate for uncollectible accounts we recorded in the second quarter of the 2002 and increased consulting fees related to the business improvement initiatives we commenced in the fourth quarter of 2002. These initiatives are focused on process enhancements that we believe will ultimately result in cost savings through improved operating efficiencies. We expect to continue to incur consulting fees related to this effort into 2004.

Restructuring and asset impairment charges – During the second quarter of 2002, we recorded restructuring and asset impairment charges of $3.4 million for severance benefits, $5.7 million for lease-related costs as a result of the consolidation of facilities, and a net charge of $1.3 million related to software impairment and other charges. In conjunction with the business process improvement initiatives in progress, we are evaluating the need for additional restructuring charges relative to severance benefits.

Other income – net – Other income – net was $0.6 million for the second quarter of 2003 compared to $0.2 million for the same period of the prior year, and $0.9 million for the first six months of 2003 compared to $0.6 million in

2002. Interest and investment income increased to $0.7 million for the second quarter of 2003 from $0.5 million for the same period of the prior year, and increased to $1.2 million for the first six months of 2003 from $0.8 million for 2002.

Provision for income taxes – The provision for income taxes was $2.4 million and $4.6 million for the second quarter and first six months of 2003, respectively, resulting in an annualized effective tax rate of 32.1%, which is consistent with our effective tax rate at the end of 2002. Our effective tax rate is determined largely by the proportional share of our projected consolidated income earned by our Indian subsidiary. Our Indian software development and business process management operations qualify for tax incentives associated with businesses that operate within designated geographic locations within India. These incentives generally provide us with exemptions from Indian income tax on certain business income generated from these operations and phase out through March 2009.

Business Segment Information

The following table presents, for the periods indicated, operating income by segment as a percentage of segment revenue and the unallocated corporate expenses and income from operations as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Income (loss) from operations (as a percentage of segment revenue):
Electronic payments	21.6%	28.4%	21.8%	30.8%
ATM management	1.7	(1.7)	0.2	(2.9)
Risk management	26.1	1.8	26.1	7.6
Global outsourcing	1.4	21.1	2.4	17.7
(as a percentage of total revenue):
Corporate	(9.3)	(10.5)	(9.1)	(10.2)
Consolidated income from operations	5.2%	4.1%	5.1%	6.7%

Income from operations in the Electronic Payments segment decreased to $9.8 million for the second quarter of 2003 from $14.9 million for the second quarter of the prior year, and decreased to $19.3 million for the first six months of 2003 from $33.8 million for 2002. As a percent of net segment revenues, operating margins were 21.6% and 21.8% for the second quarter and first six months of 2003, respectively, a decrease from the 28.4% and 30.8% margins for the same periods of the prior year. Margins in the Electronic Payments segment in 2002 reflected restructuring charges of $2.5 million. Margins in the current year have been adversely affected by the expiration of processing and government services contracts at the end of 2002 and pricing concessions given in 2003. In addition, margins decreased during the first six months of 2003 due to reduced software sales.

Income from operations in the ATM Management segment increased to $0.6 million for the second quarter of 2003 from a loss of $0.5 million for the same period of 2002, and increased to $0.1 million for the first six months of 2003 compared to a loss of $1.4 million in 2002. As a percent of net segment revenues, operating margins were 1.7% and 0.2% for the second quarter and first six months of 2003, respectively, an increase from the negative margins of (1.7)% and (2.9)% for the same periods of the prior year. This improvement resulted from higher branding revenues and equipment sales and cost savings from integration efforts. We will continue to seek to improve the margins in this business in future periods by offering a comprehensive suite of ATM management services to large retailers and financial institutions, the further integration of acquired businesses and the transition of additional acquired ATMs to our internal processing systems.

Income from operations in the Risk Management segment was $8.6 million for the second quarter of 2003 compared to $0.6 million in the same period of the prior year. Operating income increased to $17.2 million for the first six months of 2003 from $5.0 million in the prior year. Operating margins were 26.1% of net segment revenues for both the second quarter and first six months of 2003, an increase from the 1.8% and 7.6% for the same periods of the prior year. This improvement is the result of reduced employee and third party processing costs. In addition, restructuring costs of $4.3 million were charged to this segment during the second quarter and first six months of 2002.

Income from operations in the Global Outsourcing business segment was $0.3 million for the second quarter of 2003 compared to income of $4.5 million for the same period of the prior year, and income from operations decreased to $0.9 million for the first six months of 2003 from $7.8 million in 2002. Operating margins were 1.4% and 2.4% of net segment revenues for the second quarter and first six months of 2003, respectively, a decrease from the 21.1% and 17.7% seen in the respective periods of the prior year. The prior year results benefited from the reversal of the accrual for performance-based compensation and the current year results have been adversely impacted by the reduction in IT outsourcing and BPM services provided to Deluxe.

Unallocated corporate overhead includes, among other expenses, executive leadership costs, investor relations and general legal, consulting, accounting and finance costs. These expenses decreased to $12.3 million for the second quarter of 2003 from $14.0 million for the second quarter of 2002, and decreased to $24.1 million in the first six months of 2003 from $27.3 million in 2002. The second quarter of 2002 included $2.9 million in restructuring charges that were more than offset by a $2.5 million reduction to the estimate for uncollectible accounts and the reversal of the accrual for performance-based compensation. Results for the second quarter of 2003 reflect higher consulting fees due to the business improvement initiatives commenced in the fourth quarter of 2002.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

At June 30, 2003, net working capital was $163.3 million, compared to $149.8 million at December 31, 2002. Cash and cash equivalents, including our cash in ATMs of approximately $6 million, totaled $156.3 million at June 30, 2003, an increase of $36.8 million from December 31, 2002. This increase was the result of positive operating cash flow, including an approximately $5 million tax settlement we received from Deluxe and the $11.9 million in proceeds we received from the sale of our Glendale facility. At June 30, 2003, we had $2.3 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients and $0.5 million of deposits subject to compensating balance arrangements. Included in cash and cash equivalents at June 30, 2003 was approximately $20 million held in Indian bank accounts denominated in Rupees or U.S. Dollars. These funds are available for international operations and investments. Repatriation of these funds to the United States, other than through ordinary course of business intercompany settlements, would however, likely have unfavorable tax implications.

As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with an ATM, POS or EBT transaction and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due us are included in cash on our consolidated balance sheets. As of June 30, 2003, approximately $13 million of settlement payments were due to us and we received these funds in early July 2003. We are required to maintain sufficient cash on hand to fund the daily settlement advances we make against the payments we receive through the settlement process. The typical overnight settlement balance due to us ranges from $5 million to $20 million. We also seek to maintain an additional cash balance of approximately $35 million to ensure that we can advance funds to our processing customers if unusual circumstances prevent us from timely processing their settlement files. We are evaluating means to reduce the need for us to maintain these minimum cash balance levels, including the possibility of obtaining an overnight credit facility to fund these obligations.

We have vault cash agreements with various financial institutions that provide cash to certain of the ATMs owned or managed by us. Although some portion of this cash may be physically located in the ATMs that we own or manage, these funds are not included in cash and cash equivalents on our consolidated balance sheet because we do not take title to it under the bailee/bailor relationship as established by the agreements. Based upon the daily outstanding balance of funds provided to the ATMs, we generally pay a monthly fee ranging from prime, as defined, plus one half percent up to prime plus 5%. We indemnify the financial institutions against any loss of the vault cash in the ATMs. One of the agreements requires us to maintain a security amount equal to 1% of the daily outstanding balance. The average monthly rate paid during the first six months of 2003 approximated 7.4%. The agreements may be terminated upon notice by either party and have various expiration dates ranging from January to November 2004. Total cash provided pursuant to these vault cash agreements was approximately $31 million at June 30, 2003.

Our operations, capital expenditures and acquisitions are financed primarily through the cash flow from our operations. Our short-term liquidity needs and long term capital expenditure requirements will be provided from cash and cash equivalents on hand and cash flow from operations.

Prior to our acquisition of ACI in 2001, we had committed to guarantee up to approximately $1.8 million of equipment lease payments for its Canadian customers and as of June 30, 2003, we had guaranteed lease payments amounting to $1.2 million. Through June 30, 2003, we have been required to make payments of $128,000 pursuant to these guarantees.

We have pledged $0.4 million of time deposits, denominated in Indian Rupees, as collateral related to a guarantee of performance on a customer contract and certain obligations related to local government requirements.

In connection with our government services business, collection and ATM placement activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at June 30, 2003 was $4.3 million.

As of December 31, 2002 our contractual cash obligations for operating leases, outsourcing and maintenance obligations totaled $101 million through 2006. Our contractual cash obligations had not materially changed from this amount at June 30, 2003. Obligations under capital leases at June 30, 2003 totaled $2.7 million and are payable through 2007.

The following table sets forth a summary of our cash flow activity and should be read in conjunction with our consolidated statements of cash flows:

	Summary of Cash Flows
	Six Months Ended June 30,

(in thousands)	2003	2002

Cash provided by operating activities	$36,324	$32,144
Cash provided by (used in) investing activities	770	(33,870)
Cash (used in) provided by financing activities	(303)	777

Net increase (decrease) in cash and cash equivalents	$36,791	$(949)

Cash flows from operating activities were approximately $36.3 million and $32.1 million for the six months ended June 30, 2003 and 2002, respectively. The increase in operating cash flow is attributable primarily to income we earned, as adjusted for the non-cash effect of depreciation and amortization, and the effect of changes in other assets and liabilities, which includes increases in accrued expenses such as performance-based compensation and income taxes.

Cash provided by investing activities was $0.8 million for the six months ended June 30, 2003. Our investing activities for this period included net proceeds of $11.9 million from the sale of our Glendale facility offset by expenditures for fixed assets and software of $8.9 million. Cash used in investing activities was $33.9 million for the six months ended June 30, 2002, primarily related to the $22.3 million used in connection with the acquisition of independent ATM management companies and assets and expenditures for fixed assets and software of $11.6 million.

Cash used in financing activities was $0.3 million for the six months ended June 30, 2003. We received $0.6 million from the exercise of stock options and purchases pursuant to our employee stock purchase plan, and we used cash to repay debt of $0.9 million. Cash provided by financing activities was $0.8 million for the six months ended June 30, 2002. We used cash to repay debt of $1.6 million during this period, although these payments were more than offset by the proceeds from the exercise of stock options and purchases pursuant to our employee stock purchase plan of $2.4 million.

RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

In November 2002, the EITF reached a consensus on Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of EITF Issue No. 00-21 will have a material effect on our consolidated financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not believe the adoption of Interpretation No. 46 will have a material impact on our financial position or results of operations.

FORWARD-LOOKING STATEMENTS –

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as our business evolves and could have an adverse impact on our financial results. We have not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency rate or interest rate changes. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. For the three months ended June 30, 2003, less than 10% of our net revenues and operating expenses were denominated in non-U.S. dollar currencies. We do not believe that our net income for the three months ended June 30, 2003 would have been materially affected if the U.S. dollar had appreciated or depreciated by 10% against the British pound, the Indian rupee or the Canadian dollar.

Changes in interest rates could impact our anticipated interest income on cash equivalents and interest expense on variable short-term debt. A 10% adverse change in interest rates from the interest rates in effect at June 30, 2003 would not, however, have a material adverse effect on our net income for the three months ended June 30, 2003 or our financial condition at June 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of June 30, 2003, and concluded that these controls and procedures are effective. There have been no significant changes in the internal controls related to financial reporting that have materially affected, or are reasonably likely to materially affect these controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently the subject of an investigation by the Securities and Exchange Commission (the SEC). In the course of its investigation, the SEC staff has sought from the Company various documents and information concerning the financial results and transactions that were the subject of restatement by the Company in March and December 2002. In January 2003, the SEC staff received a formal order of investigation, which empowers it to issue subpoenas to the Company and to third parties. The Company has been cooperating fully with the SEC staff and intends to continue to do so. The Company may, however, be the subject of additional inquiries or become subject to a fine or other remedies. The Company has incurred, and may continue to incur, significant legal expenses in connection with this investigation.

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

The Company is also a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholder Derivative Actions). The complaints allege, among other things, that certain of its current and former Company directors, named in the complaints as defendants, breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The complaints also name as a defendant the Company’s external auditor. In response to a joint motion by the parties in the Shareholder Derivative Actions to stay these proceedings pending the resolution of the motions to dismiss the Federal Securities Actions, the Court stayed these proceedings through September 10, 2003. Because the motions to dismiss the Federal Securities Actions will likely still be pending on September 10th, the Company expects the parties in the Shareholder Derivative Actions to seek an extension of this stay.

The Company believes the Federal Securities and Shareholder Derivative Actions are without merit and intends to vigorously defend itself. However, the Company cannot predict the outcome of these actions with certainty.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual stockholder’s meeting on May 23, 2003. 42,594,250 shares were represented at the meeting, constituting 91.11% of the shares outstanding and eligible to vote. Two items were considered at the meeting and the results of the voting were as follows:

Proposal 1. To Elect two Nominees to the Board of Directors:

Nominee	For	Withheld

Paul F. Walsh	42,056,638	537,612
John J. (Jack) Boyle III	40,201,988	2,392,262

The terms of office of our other directors, Janet M. Clarke, Robert C. Nakasone, Sheila A. Penrose and Jack Robinson also continued after the meeting.

Proposal 2. To ratify the selection of Deloitte & Touche LLP as the Company’s Independent Auditors for 2003:

For	Against	Abstain

41,430,116	1,084,279	79,855

ITEM 5. OTHER INFORMATION

RISK FACTORS AND CAUTIONARY STATEMENTS.

When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, letters and reports to stockholders and in oral statements made by our representatives, the words or phrases ‘should result,’ ‘are expected to,’ ‘targeted,’ ‘will continue,’ ‘will approximate,’ ‘is anticipated,’ ‘estimate,’ ‘project’ or similar expressions are intended to identify ‘forward-looking statements’ within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed below, that could cause our actual results to differ materially from our historical experience and our present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed below could affect our financial performance and could cause our actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse. We will not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

WE ARE UNABLE TO PREDICT THE RESULTS OF THE INVESTIGATION WITH THE SEC AND THE PENDING STOCKHOLDERS LITIGATION.

We are currently the subject of an investigation by the Securities and Exchange Commission (the SEC). In the course of its investigation, the SEC staff has sought from us various documents and information concerning the financial results and transactions that were the subject of restatement by us in March and December 2002. In January 2003, the SEC staff received a formal order of investigation, which empowers it to issue subpoenas to us and to third parties. We have been cooperating fully with the SEC staff and intend to continue to do so. We may, however, be the subject of additional inquiries or become subject to a fine or other remedies. We also have incurred, and may continue to incur, significant legal expenses in connection with this investigation.

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

Also pending before the Court is a motion by one of the plaintiffs to consolidate the three actions, for his appointment as class representative and for his selection of lead counsel. We are also a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholder Derivative Actions). The complaints allege, among other things, that certain of our current and former directors named in the complaints as defendants, breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The complaints also name as a defendant the Company’s external auditor. In response to a joint motion by the parties in the Shareholder Derivative Actions to stay these proceedings pending the resolution of the motions to dismiss the Federal Securities Actions, the Court stayed these proceedings through September 10, 2003. Because the motions to dismiss the Federal Securities Actions will likely still be pending on September 10th, we expect the parties in the Shareholder Derivative Actions to seek an extension of this stay.

We believe the Federal Securities and Shareholder Derivative Actions are without merit and intend to vigorously defend ourselves. However, we cannot predict the outcome of these actions with certainty. We are likely to incur significant legal expense in connection with the defense of these claims. In addition, if we are not successful in our efforts to seek dismissal of these actions, we could incur substantial other expenses.

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

WE ARE UNABLE TO PREDICT THE RESULTS OF A PURPORTED CLASS ACTION LAWSUIT FILED IN FLORIDA

On June 17, 2003, we were sued in U.S. District Court, Middle District of Florida, Fort Meyers Division by Russell V. Rosen alleging violations of the Federal Driver’s Privacy Protection Act. The plaintiff alleges that we purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal law. The plaintiff is seeking actual damages to be determined or liquidated damages of not less than $2,500 for each affected member of the purported class, plus costs and attorney’s fees. The plaintiff is also asking for injunctive relief that would prohibit us from obtaining, disclosing and using personal information of the plaintiff and other members of the purported class in violation of the statute. We cannot predict whether the plaintiff will be successful in certifying this complaint as a class action.

We believe that we have meritorious defenses with regard to the allegations made in this lawsuit and intend to vigorously defend this action. Litigation is, however, by its nature uncertain and an unfavorable resolution of this lawsuit could materially adversely affect our business, results of operation or financial condition.

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

For example, the STAR network was one of the larger customers of our electronic payments business before it was purchased by one of our competitors, Concord EFS during 2001. First Data Corporation, which owns a substantial equity interest in the NYCE Network, has now agreed to purchase Concord EFS. Both the STAR and NYCE networks utilize our electronic funds transfer software. We cannot predict what effect the combination of these two companies would have on our business.

OUR EFFORTS TO IMPROVE THE MARGINS OF OUR ATM MANAGEMENT COMPANIES MAY NOT BE SUCCESSFUL.

During 2001 and 2002, we acquired a number of independent ATM management companies and we now operate the largest network of off-premise ATMs in North America. For the six months ended 2003, this business segment contributed revenues of $70.2 million, or 26.6% of our total revenues, at an operating margin of 0.2%. We do not presently anticipate that we will acquire additional ATM management companies.

Our ability to improve the margins of this business will require us to effectively integrate the operations of acquired businesses into our organization, efficiently manage the deployment of the ATMs and generate additional sources of revenue. A key component of our integration efforts is the migration of the processing of the transactions generated at ATMs we manage from third parties to our own data centers. We provide the processing for 11,800 of the 15,600 ATMs we manage in the United States and we plan to convert approximately 1,500 of the remaining machines by the end of 2003. Processing for the approximately 2,300 remaining U.S. ATMs will be transitioned to our networks as existing contractual commitments expire or as the economics associated with accelerated contract cancellations makes it logical to do so. We do not, however, expect to convert the 1,500 ATMs we manage in Canada to our networks for a substantial period of time, if at all. All of the conversions require a degree of cooperation from existing third-party processors and so no assurance can be given that we will be successful in our conversion efforts.

We expect improvement in our ATM business to come primarily from additional revenues from branding and other value-added services and the marketing of larger scale ATM management programs to financial institutions and large retailers. We are also seeking to (i) reduce our operating costs through the integration of sales, marketing, operations and facilities, (ii) eliminate third party processing fees by migrating the processing of ATM transactions to our data centers and (iii) redeploy under-performing or idle ATMs. If we are not successful in our effort to improve the revenues and profitability of our ATM business, our future results of operations will be adversely affected. In addition, the expansion of the installed base of ATMs may require the application of increased amounts of cash to keep the machines appropriately supplied with cash for withdrawal by consumers.

OUR ABILITY TO EXPAND THROUGH ACQUISITIONS INVOLVES RISKS AND MAY NOT BE SUCCESSFUL.

We are currently considering possible acquisitions to complement and grow our existing businesses. Our ability to expand through acquisitions involves many risks, including:

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

WE FACE INTENSE COMPETITION IN ALL AREAS OF OUR BUSINESS, AND IF WE DO NOT COMPETE EFFECTIVELY, OUR BUSINESS WILL BE HARMED.

We face intense competition from a number of companies and we expect that competition will intensify as the movement towards increasing consolidation within the financial services industry continues. Many of our competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we do.

In the electronic payments market, our principal competitors include:

-	third-party debit network processors, including First Data Corporation, VISA Debit Processing Services, Concord EFS, Midwest Payment Systems and Fiserv;

-	financial institutions that have developed in-house processing capabilities or services similar to ours, including Wells Fargo, M&I Bank and Fifth Third National Bank;

-	electronic funds transfer software providers, including Transaction System Architects, S2, Oasis, Mosaic and PaySys.

In the ATM management market, our competitors include Concord EFS, Genpass, certain ATM equipment manufacturers and numerous independent service organizations (ISOs).

In the risk management market, our principal competitors include:

-	providers of fraud management data and software including Primary Payment Systems (a subsidiary of Concord EFS), Equifax, Experian and TransUnion;

-	retail check verification and electronic check processing providers, including Certegy and Telecheck, a subsidiary of First Data Corporation.

In the global outsourcing market, our competitors include:

-	outsourcing solutions companies, including Spectramind/Wipro Ltd, Daksh and Infosys Technologies.

In the market for electronic transaction processing, the principal factors on which we compete are price and service levels. Following the loss of our contract with the STAR network, the proportion of our electronic processing revenues derived from the processing of transactions that originate from ATMs has substantially increased due to the loss of the POS debit transactions that were formerly routed through our switch by the STAR network. The future growth of our revenues in this market is dependent upon securing an increasing volume of transactions. If we cannot control our transaction processing expenses, we may not remain price competitive and our revenues will be adversely affected. Our revenues can also be adversely affected by pricing concessions, such as those we made in the first quarter of 2003 to retain a significant processing customer, we make in order to retain our existing customers or attract new customers. In addition, some of our competitors have indicated that they may be prepared to provide customer prospects with up-front cash incentives to acquire or retain their processing business. Given that these competitors have substantially greater financial resources than we do, it will be difficult for us to obtain significant new processing customers, or retain the customers we have, if this approach becomes a significant competitive factor.

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

Competition for our risk management products is based primarily on the quantity and quality of the data available to us for this purpose and, to a somewhat lesser degree, price. Our competitive position in these markets could be harmed if our competitors were able to compile different data sources and analytical capabilities that proved to be more effective than our products. In addition, we continue to experience competitive pressure on the pricing for our check verification service.

Our business process outsourcing and information technology services offerings compete primarily on the basis of the quality of service levels and, to some degree, price. The future growth of this aspect of our business is dependent on demonstrating to our current and prospective customers that we are a dependable and efficient service provider.

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

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our computer and telecommunications network systems and our data centers. Any significant interruptions could severely harm our business and reputation and result in a loss of revenue and customers. We could also be required to apply substantial amounts of our available cash to fund our settlement obligations and it is possible that we would not have sufficient resources in the event of a severe and persistent outage. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, unlawful acts, power loss, telecommunications failure, unauthorized entry and computer viruses. Although we have taken steps to prevent system failures, we cannot be certain that our measures will be successful and that we will not experience service interruptions. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. We expect to expend significant amounts to upgrade our business continuity capabilities in future periods.

LEGISLATION COULD HARM OUR ABILITY TO COLLECT AND USE DATA, INCREASE OUR OPERATING COSTS OR OTHERWISE HARM OUR BUSINESS.

Existing and new laws and regulations relating to consumer privacy protection could harm our ability to collect and use consumer data, increase our operating costs or otherwise harm our business. We collect personal data about consumers for use in our risk management products. Due to the increasing public concern over consumer privacy rights, Congress and state legislatures have adopted and are considering adopting laws and regulations restricting the purchase, sale and sharing of personal information about consumers. A material increase in the scope of these types of restrictions could impair the efficacy of our risk management products.

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

OUR SALES TO DELUXE HAVE BEEN DECLINING.

The revenues we received from Deluxe declined by approximately $5 million during the first six months of 2003 from the comparable period in 2002. Although Deluxe has established minimum spending targets of $43 million per year through March 31, 2005 for software development and maintenance services it obtains from us, further efforts at expense reduction by Deluxe could cause the revenues we receive from Deluxe to continue to decline. We do not expect that sales to Deluxe in 2003 will reach this minimum target level. The loss of Deluxe as a customer or a continuing material reduction in the amount of services it orders from us would materially adversely affect our future results of operations. Our current contract with Deluxe expires in March 2005.

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

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR BUSINESS.

Because we currently sell some of our products and services in Europe, Australia and Canada and provide outsourcing services from India, our business is subject to risks associated with doing business internationally. Also, we may not be successful in selling our services outside of the United States. For the six month period ended June 30, 2003, we generated approximately 9.1% of our net sales outside of the United States. Our future results could be harmed by a variety of factors, including:

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

In addition, the process of selling our outsourcing services typically involves visits to our sites in India by prospective customers. Increased levels of international tension can result in prospective clients postponing or canceling plans to visit our facilities, lengthening the sales cycle and otherwise inhibiting our ability to grow this business. Political opposition to the use of offshore resources such as our India-based operations and domestic security concerns that can make it more difficult for foreign nationals to obtain U.S. visas can potentially have a similar effect.

CHANGES IN INDIAN TAX LAWS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our Indian software development and business process management operations qualify for tax incentives associated with businesses which operate within designated geographic locations. These incentives generally provide us with exemptions from Indian tax on certain business income generated from these operations and phase out through March 2009. We cannot assure you that these tax benefits will be continued in the future at their current levels or at all. If our Indian tax benefits are reduced or eliminated, our taxes in future periods would increase. Such an increase could reduce our profits.

WE FACE TERMINATION AND COMPLIANCE RISKS WITH RESPECT TO OUR GOVERNMENT CONTRACTS.

All of our government contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized approximately 8.4% of our net sales in the first six months of 2003 (before reimbursed expenses) pursuant to contracts of this type. If a government contract is so terminated, we are generally entitled only to receive compensation for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines.

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT A CHANGE IN CONTROL.

Provisions of our certificate of incorporation and bylaws and Delaware law may delay or prevent a change in control of our Company that you may consider favorable. These provisions include the following:

-	no cumulative voting by stockholders for directors;

-	a classified board of directors with three-year staggered terms;

-	the ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies;

-	the ability of our board to issue preferred stock, without stockholder approval, with rights and preferences that may be superior to our common stock;

-	the ability of our board to amend our bylaws;

-	a prohibition of stockholder action by written consent;

-	advance notice requirements for stockholder proposals and for nominating candidates to our board;

-	restrictions under Delaware law on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock;

-	a requirement that 66-2/3% of our stockholders and 66-2/3% of our directors approve certain corporate transactions, including mergers and consolidations, sales of assets or amendments to our certificate of incorporation; and

-	we have adopted a stockholder rights plan, which discourages the unauthorized acquisition of 15% or more of our common stock or an unauthorized exchange or tender offer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

Exhibit
No.	Description	Method of filing

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed by the Company with the Securities and Exchange Commission (“the Commission”) on April 4, 2000, Registration No. 333-33992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”), Registration No. 333-33992)	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

31.1	Section 302 Certification by Mr. Paul F. Walsh	Filed herewith

31.2	Section 302 Certification by Mr. Thomas S. Liston	Filed herewith

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. Thomas S. Liston	Filed herewith

*Incorporated by reference

(b)  Reports on Form 8-K

On April 16, 2003, the Company filed a report on Form 8-K reporting, under Items 7 and 9 of that form, the date of its first quarter earnings announcement and that its results for the first quarter of 2003 were consistent with its internal expectations and supported its previous guidance.

On April 30, 2003, the Company furnished a report on Form 8-K which included, pursuant to Items 7 and 9 of that form, a press release announcing the Company’s first quarter 2003 financial results. This press release included the Company’s condensed consolidated balance sheets at March 31, 2003 and December 31, 2002, and its condensed consolidated statements of operations and cash flows for the three months ended March 31, 2003 and March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFunds Corporation (Registrant)

Date: August 14, 2003	/s/ Paul F. Walsh

Paul F. Walsh Chief Executive Officer and Chairman

Date: August 14, 2003	/s/ Thomas S. Liston

Thomas S. Liston Chief Financial Officer

Index to Exhibits

Exhibit
No.	Description	Page Number

31.1	Section 302 Certification by Mr. Paul F. Walsh

31.2	Section 302 Certification by Mr. Thomas S. Liston

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. Thomas S. Liston