Form 10-Q
period 2003-09-30
EFUNDS CORP
filed 2003-11-14
CIK 1109190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2003

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
Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [  ]

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at November 6, 2003 was 47,094,963

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(dollars in thousands)	2003	2002

Current assets:
Cash and cash equivalents	$172,121	$119,487
Deposits subject to compensating balance arrangements	421	1,133
Restricted custodial cash	1,082	3,046
Accounts receivable – net	58,544	59,311
Deferred income taxes	11,375	11,580
Prepaid expenses and other current assets	12,020	17,865
Assets held for sale	1,372	13,310

Total current assets	256,935	225,732

Property and equipment – net	49,704	50,764
Long-term investments	2,556	3,758
Intangibles:
Goodwill	116,254	114,036
Other intangible assets – net	59,168	61,836

Total intangibles – net	175,422	175,872

Other non-current assets	3,015	3,292

Total non-current assets	230,697	233,686

Total assets	$487,632	$459,418

Current liabilities:
Accounts payable	$22,027	$33,074
Accrued liabilities	47,595	30,461
Accrued contract losses	3,162	7,578
Deferred revenue	6,456	3,423
Long-term debt due within one year	6,986	1,401

Total current liabilities	86,226	75,937
Long-term debt	1,525	1,338
Deferred income taxes	9,185	9,202
Other long-term liabilities	4,568	9,421

Total liabilities	101,504	95,898

Commitments and contingencies (Notes 10 & 11)
Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.01 par value (authorized: 250,000,000 shares; issued and outstanding: 46,969,535 shares at September 30, 2003 and 46,702,496 at December 31, 2002)	470	467
Additional paid-in capital	413,602	411,451
Accumulated deficit	(27,678)	(46,495)
Accumulated other comprehensive loss	(266)	(1,903)

Stockholders’ equity	386,128	363,520

Total liabilities and stockholders’ equity	$487,632	$459,418

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share amounts)	2003	2002	2003	2002

Net revenue	$133,141	$143,995	$396,625	$411,463

Operating expenses:
Processing, communication, and service costs	58,037	63,041	173,682	166,939
Employee costs	44,391	42,658	136,404	139,375
Depreciation and amortization	8,424	9,083	26,047	28,326
Other operating costs	9,714	9,644	34,426	28,837
Restructuring and asset impairment charges	2,645	6,079	2,645	16,525
Reversal of provision for contract losses	(2,250)	(2,000)	(2,250)	(2,000)

Total operating expenses	120,961	128,505	370,954	378,002

Income from operations	12,180	15,490	25,671	33,461
Other income (expense) – net	(915)	(233)	(55)	372

Income before income taxes	11,265	15,257	25,616	33,833
Provision for income taxes	(2,193)	(4,586)	(6,799)	(10,160)

Net income	$9,072	$10,671	$18,817	$23,673

Weighted average shares outstanding	46,848	46,630	46,769	46,561
Weighted average shares and potential dilutive shares outstanding	47,442	46,644	47,006	46,861
Net income per share – basic	$0.19	$0.23	$0.40	$0.51
Net income per share – diluted	$0.19	$0.23	$0.40	$0.51

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

(in thousands)	2003	2002

Cash flows from operating activities:
Net income	$18,817	$23,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,917	13,918
Amortization of intangibles	15,130	14,408
Loss on impairment or disposals of assets	1,637	8,249
Deferred income taxes	188	2,417
Changes in assets and liabilities:
Restricted custodial cash	1,964	(5,444)
Accounts receivable	767	9,235
Accounts payable	(11,047)	9,487
Accrued contract losses	(4,416)	(6,307)
Deferred revenue	3,033	(7,498)
Other assets and liabilities	20,326	(4,733)

Net cash provided by operating activities	57,316	57,405

Cash flows from investing activities:
Capital expenditures	(15,133)	(17,805)
Acquisitions, including contingent consideration	(2,218)	(35,184)
Proceeds from sale of property and equipment	11,938	—
Other	—	141

Net cash used in investing activities	(5,413)	(52,848)

Cash flows from financing activities:
Payments on long-term debt	(1,220)	(2,298)
Issuance of common stock	1,951	2,774

Net cash provided by financing activities	731	476

Net increase in cash and cash equivalents	52,634	5,033
Cash and cash equivalents at beginning of period	119,487	101,871

Cash and cash equivalents at end of period	$172,121	$106,904

Supplemental disclosures:
Cash paid for income taxes	$1,333	$3,876
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$5,795	$—

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

eFunds Corporation and its wholly-owned subsidiaries (the Company) provide transaction processing, risk management and professional services to financial institutions, retailers, electronic funds transfer networks and government agencies. The Company has four operating segments: Electronic Payments; Automated Teller Machine (ATM) Management; Risk Management; and Global Outsourcing. The Electronic Payments segment provides electronic funds transfer (EFT) software, software applications development, maintenance and installation, EFT processing services, including automated clearinghouse (ACH) processing as well as electronic benefit transfer (EBT) services for government agencies. The ATM Management segment provides ATM deployment, management and branding services. The Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides information technology services and business process outsourcing services.

The unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year. Certain amounts in prior periods have been reclassified to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s consolidated financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not believe the adoption of Interpretation No. 46 will have a material impact on its financial position or results of operations.

Employee Stock-Based Compensation

Until 2000, the Company’s employees participated in the stock incentive program of Deluxe Corporation, its former parent company. In connection with the Company’s initial public offering and its subsequent spin-off from Deluxe, the Company adopted new stock incentive programs for the benefit of its employees. The Company accounts for those plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25,

“Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost for options granted under those plans is reflected in net income, as all of these options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share amounts)	2003	2002	2003	2002

Net income, as reported	$9,072	$10,671	$18,817	$23,673
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(719)	(980)	(2,011)	(4,450)

Pro forma net income	$8,353	$9,691	$16,806	$19,223

Earnings per share:
Basic-as reported	$0.19	$0.23	$0.40	$0.51

Basic-pro forma	$0.18	$0.21	$0.36	$0.41

Diluted-as reported	$0.19	$0.23	$0.40	$0.51

Diluted-pro forma	$0.18	$0.21	$0.36	$0.41

For purposes of applying SFAS No. 123, the weighted average estimated fair value of stock options granted during the three and nine month periods ended September 30, 2003 was $5.11 and $3.82, respectively, and $4.72 and $6.07 for the same periods in 2002. This value was estimated at the option grant date using a Black-Scholes option-pricing model.

NOTE 3 – INTANGIBLES:

Intangible assets consist primarily of goodwill, capitalized software costs and acquired contracts. Other intangible assets, both acquired and developed, subject to amortization were as follows:

		September 30, 2003			December 31, 2002
	Wtd. Avg.
	Amort.	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net

Software-internal use	3.8	$79,264	$(49,361)	$29,903	$69,111	$(39,672)	$29,439
Acquired contracts	13.8	22,263	(3,099)	19,164	22,262	(1,455)	20,807
Other	4.8	75,404	(65,303)	10,101	73,353	(61,763)	11,590

		$176,931	$(117,763)	$59,168	$164,726	$(102,890)	$61,836

For the three and nine month periods ended September 30, 2003, amortization expense for intangible assets was $4.9 million and $15.1 million, respectively, and $4.7 million and $14.4 million for the three and nine month periods ended September 30, 2002, respectively. The estimated annual amortization expense for intangible assets held at September 30, 2003 is $17 million, $12 million, $7 million and $4 million for the years 2004, 2005, 2006 and 2007, respectively, and the estimated amortization for the remaining three months of 2003 is $4 million.

The change in the carrying amount of goodwill for the nine months ended September 30, 2003 is as follows:

	Electronic	ATM	Risk	Global
(in thousands)	Payments	Management	Management	Outsourcing	Other	Total

Balance as of December 31, 2002	$1,600	$75,547	$5,724	$20,559	$10,606	$114,036
Contingent consideration	—	2,218	—	—	—	2,218

Balance as of September 30, 2003	$1,600	$77,765	$5,724	$20,559	$10,606	$116,254

NOTE 4 – RESTRUCTURING AND ASSET IMPAIRMENT CHARGES:

Long-lived assets held for sale

During the third quarter of 2002, the Company undertook to sell certain facilities in Glendale, Wisconsin, and Runcorn, UK. At that time, pursuant to SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” the Company recorded a $3 million asset write-down to reflect the property and equipment at Glendale held for sale at its estimated fair value, less selling costs. During the first quarter of 2003, the Glendale facility was sold for net proceeds of approximately $12 million. The Company also entered into an agreement with the buyer for a short-term leaseback. The gain of approximately $0.6 million from this sale is being amortized over the term of the leaseback.

Restructuring accruals

During the first nine months of 2002, the Company recorded restructuring and asset impairment charges of $4.5 million for severance benefits, $6.9 million for lease-related costs as a result of the consolidation of facilities, a net charge of $2.1 million related to software impairment and other charges and the $3 million asset write-down described above. During the third quarter of 2003, the Company recorded restructuring charges of $3.5 million for severance benefits related to business process improvement initiatives and reversed $0.9 million of lease related reserves to reflect the subleasing of the relevant properties. The accrual for severance benefits was made in accordance with the Company’s established severance plan. The following table summarizes the change in the Company’s restructuring accruals for the nine month period ended September 30, 2003, including the long-term portion of approximately $2.1 million at September 30, 2003:

		Lease-Related
	Severance	Costs
(in thousands)	Related	& Other	Total

Balance at December 31, 2002	$1,798	$5,187	$6,985
Cash payments	(338)	(793)	(1,131)

Balance at March 31, 2003	1,460	4,394	5,854
Cash payments	(611)	(259)	(870)

Balance at June 30, 2003	849	4,135	4,984
Reversal of lease-related provision	—	(854)	(854)
Expense provision	3,499	—	3,499
Cash payments	(1,135)	(248)	(1,383)

Balance at September 30, 2003	$3,213	$3,033	$6,246

NOTE 5 – ACCRUED CONTRACT LOSSES:

The Company’s accrued contract losses pertain to long-term service contracts with government agencies for transaction processing in the electronic payments segment. In the third quarter of 2003, the Company recorded a $2.3 million benefit related to a reduction in the estimate of future losses on certain government EBT contracts. A similar benefit of $2.0 million was taken in the third quarter of 2002. The following table summarizes the activity of the Company’s accrued contract loss reserve:

(in thousands)	2003	2002

Balance at January 1	$7,578	$14,777
Charges to loss reserve	(1,003)	(1,208)

Balance at March 31	6,575	13,569
Charges to loss reserve	(917)	(938)
Cash payments	—	(1,000)

Balance at June 30	5,658	11,631
Charges to loss reserve	(246)	(1,161)
Reversal of provision for contract losses	(2,250)	(2,000)

Balance at September 30	$3,162	$8,470

NOTE 6 – LONG-TERM DEBT:

Long-term debt was as follows:

	September 30,	December 31,
(in thousands)	2003	2002

Capital leases and other	$8,511	$2,739
Less amount due within one year	(6,986)	(1,401)

Total	$1,525	$1,338

Long-term debt consists principally of capital lease obligations related to purchased software and equipment. The average interest rate on capital lease obligations is approximately 4%. Carrying value approximates fair value for these obligations, which are due through the year 2007. During the third quarter of 2003 the Company entered into a twelve-month capital lease for approximately $5 million of system software.

NOTE 7 – INCOME PER SHARE:

The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share amounts)	2003	2002	2003	2002

Net income per share — basic
Net income	$9,072	$10,671	$18,817	$23,673

Weighted average shares outstanding	46,848	46,630	46,769	46,561

Net income per share — basic	$0.19	$0.23	$0.40	$0.51

Net income per share — diluted
Net income	$9,072	$10,671	$18,817	$23,673

Weighted average shares outstanding	46,848	46,630	46,769	46,561
Dilutive impact of options	594	14	237	300

Weighted average shares and potential dilutive shares outstanding	47,442	46,644	47,006	46,861

Net income per share — diluted	$0.19	$0.23	$0.40	$0.51

NOTE 8 — COMPREHENSIVE INCOME:

The Company’s total comprehensive income for the three month periods ended September 30, 2003 and 2002 was $9.6 million and $11.0 million, respectively, and was $20.5 million and $23.8 million for the nine months ended September 30, 2003 and 2002, respectively. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.

NOTE 9 – BUSINESS SEGMENT INFORMATION:

The Company’s segment reporting was revised during the second quarter of 2003 to reflect organizational changes and the additional allocation of overhead to the business segments. To facilitate the delivery of a full range of processing solutions from software licensing through outsourced processing, the Company now manages its EFT software sales in its Electronic Payments segment. This service was previously managed under its Professional Services segment. Collection activities, which were formerly managed under the Company’s Risk Management segment, and account verification services, which were previously managed under the Company’s Electronic Payments segment, are both now under the executive leadership of its Global Outsourcing segment. Currently, the Company’s business segments are: Electronic Payments; ATM Management; Risk Management; and Global Outsourcing. The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The Electronic Payments segment provides EFT software sales, ACH, EFT and other processing services as well as EBT services for government agencies. The ATM Management segment provides ATM deployment, management and branding services. The Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides information technologies services and business process outsourcing services.

The accounting policies of the segments are the same as those applied by the Company on a consolidated basis. For internal reporting purposes, the Company aggregates costs based upon managerial control. The majority of these managed cost groups are directly assigned to a reportable segment. For cost groups supporting more than one reportable segment, the costs are assigned based upon the product line or project benefited. The assignment of costs is based upon estimates of factors considered most appropriate for the cost group such as transactions, calls, customers, square footage, revenues and headcount. The Company does not allocate expenses that benefit all segments and are corporate or administrative in nature. These costs include, among other things, executive leadership costs, investor relations and general legal, consulting, accounting and finance costs.

Information concerning operations in the Company’s reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands)	2003	2002	2003	2002

Net revenue:
Electronic payments	$45,210	$53,229	$133,770	$162,981
ATM management	36,186	34,940	106,359	83,090
Risk management	34,565	33,758	100,460	99,188
Global outsourcing	17,180	22,068	56,036	66,204

Total net revenue	133,141	143,995	396,625	411,463

Operating expenses before overhead, restructuring and asset impairment charges, net of reversal of provision for contract losses:
Electronic payments	32,662	31,895	96,515	100,372
ATM management	33,784	33,785	99,966	80,335
Risk management	21,228	24,170	64,644	75,837
Global outsourcing	14,938	15,812	48,678	47,581

Total operating expenses before overhead, restructuring and asset impairment charges, net of reversal of provision for contract losses	102,612	105,662	309,803	304,125

Allocated overhead:
Electronic payments	2,260	2,337	7,674	7,287
ATM management	1,752	1,443	5,600	4,378
Risk management	2,417	2,268	7,666	6,764
Global outsourcing	1,908	1,894	6,107	5,715
Corporate	9,617	10,822	33,709	35,208

Total allocated overhead	17,954	18,764	60,756	59,352

Restructuring and asset impairment charges, net of reversal of provision for contract losses:
Electronic payments	(1,271)	(1,125)	(1,271)	1,369
ATM management	244	24	244	82
Risk management	884	734	884	4,998
Global outsourcing	842	495	842	1,216
Corporate	(304)	3,951	(304)	6,860

Total restructuring and asset impairment charges, net of reversal of provision for contract losses	395	4,079	395	14,525

Income (loss) from operations:
Electronic payments	11,559	20,122	30,852	53,953
ATM management	406	(312)	549	(1,705)
Risk management	10,036	6,586	27,266	11,589
Global outsourcing	(508)	3,867	409	11,692
Corporate	(9,313)	(14,773)	(33,405)	(42,068)

Income from operations	$12,180	$15,490	$25,671	$33,461

The Company has not disclosed assets, interest income, interest expense or income taxes by segment because this information is not reviewed by the chief operating decision maker, produced internally nor practicable to prepare. Depreciation and amortization for each of the Company’s reporting segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands)	2003	2002	2003	2002

Depreciation and amortization:
Electronic payments	$1,898	$2,462	$5,777	$8,212
ATM management	1,151	881	3,765	2,524
Risk management	1,818	1,792	5,014	5,500
Global outsourcing	763	752	2,341	2,276
Corporate	2,794	3,196	9,150	9,814

Total depreciation and amortization	$8,424	$9,083	$26,047	$28,326

Revenue is attributed to geographic areas based on the location of the corporate entity producing the revenue. The Company’s total net revenue and property and equipment by geographic area are as follows:

	Total Net Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands)	2003	2002	2003	2002

United States	$120,748	$131,895	$360,305	$375,704
United Kingdom	3,843	3,985	13,351	11,465
India	4,606	5,599	13,618	17,478
Other	3,944	2,516	9,351	6,816

Total consolidated	$133,141	$143,995	$396,625	$411,463

	Property and Equipment

	September 30,	December 31,
(in thousands)	2003	2002

United States	$37,933	$41,038
United Kingdom	339	276
India	10,740	8,713
Other	692	737

Total consolidated	$49,704	$50,764

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

Future commercial commitments

In connection with the Company’s government services, collection and ATM placement activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at September 30, 2003 was $14.4 million.

At September 30, 2003, the Company provided guarantees of $1.0 million on certain equipment lease payments for Canadian customers of its subsidiary Access Cash International (ACI). These guarantees were established prior to the Company’s acquisition of ACI in 2001 and expire through December 2007. The Company would be required to make payments under these guarantees in the event that the ACI customers could not meet their own payment obligations. Through September 30, 2003, the Company has been required to make payments of approximately $176,000 pursuant to these guarantees. The customers’ ATM equipment assets are utilized as collateral on these guarantees. There are no amounts being carried as liabilities for the Company’s obligations under these guarantees.

The Company has approximately $0.5 million in time deposits, denominated in Indian rupees, related to the guarantee by its Indian operations of performance on a customer contract and certain obligations related to local government requirements.

Contractual cash obligations

As of December 31, 2002, the Company had contractual cash obligations for operating leases, outsourcing and maintenance obligations through 2012 in the aggregate amount of $101.0 million. These contractual cash obligations had not materially changed from this amount at September 30, 2003.

Other commitments

The Company operates a call center in Mumbai, India under a customer contract. The customer is entitled to acquire a minority interest in, or sole ownership of, certain assets used by the Company in performing call center operations for the customer as well as transition assistance. The price at which such ownership interest may be acquired by the customer is based on a formula as set forth in the contract. As of September 30, 2003, the customer had earned a discount of approximately 8% on the formula price for these assets.

ACI has vault cash agreements with various financial institutions which provide cash to certain of the ATMs owned or managed by ACI. Although some portion of this cash may be physically located in the ATMs owned or managed by ACI, this cash is not included in cash and cash equivalents on the Company’s consolidated balance sheet because ACI does not take title to the cash under the bailee/bailor relationship established by the agreements. Based upon the daily outstanding balance of funds provided to the ATMs, ACI generally pays a monthly fee ranging from prime, as defined, plus one half percent up to prime plus 5%. The average monthly rate paid during the first nine months of 2003 approximated 7.2%. The Company indemnifies the financial institutions against any loss of the cash in the ATMs. One of the agreements requires ACI to maintain a security amount equal to 1% of the daily outstanding balance. The agreements may be terminated upon notice by either party and have various expiration dates ranging from January to November 2004. Total cash provided pursuant to these vault cash agreements was approximately $33 million at September 30, 2003.

As part of its transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with an ATM, POS or EBT transaction and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due the Company are included in cash on its consolidated balance sheets. As of September 30, 2003, approximately $29 million of settlement payments were due to the Company and it received these funds in early October 2003. The Company is required to maintain sufficient cash on hand to fund the daily settlement advances made by it against the payments to be received through the settlement process. The typical overnight settlement balance due to the Company ranges from $5 million to $30 million. The Company also seeks to maintain an additional cash balance of approximately $35 million to ensure that it can advance funds to its processing customers if unusual circumstances prevent the Company from timely processing their settlement files. The Company is evaluating means to reduce the need to maintain these minimum cash balance levels, including the possibility of obtaining an overnight credit facility to fund these obligations.

The Company’s agreements with users of its products and services generally contain indemnity clauses under which the Company agrees to indemnify its customers and hold them harmless from and against liabilities arising from claims of patent, copyright or other intellectual property infringement brought by a third party related to those products or services. The Company’s agreements may also provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by the Company or its subcontractors. Historically, the Company’s costs to defend lawsuits or settle claims relating to these indemnity agreements have not been significant.

The Company’s amended and restated certificate of incorporation and by-laws require it to indemnify its directors, officers, employees and other agents to the fullest extent permitted by Delaware law. The Company’s amended and restated certificate of incorporation also permits the Company to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the amended and restated certificate of incorporation would permit such indemnification. These indemnification obligations are implicated with respect to the directors and officers of the Company named as defendants in the Federal Securities Actions and Shareholder Derivative Actions described below.

Other contingencies

The Company is currently the subject of an investigation by the Securities and Exchange Commission (SEC). The Company has been cooperating fully with the SEC staff and intends to continue to do so. The Company may, however, become subject to a fine or other remedies in connection with the investigation. The Company has incurred, and may continue to incur, significant legal expenses in connection with this investigation.

The Company and its current and former chief executive and chief financial officers are defendants in three federal securities actions (the Federal Securities Actions) filed in 2002 in the U.S. District Court for the Eastern District of Wisconsin (the Wisconsin Federal Court). The complaints in these actions are substantially identical and allege, among other things, that during the period from February 2, 2001 to October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiffs and other members of a putative class of shareholders suffered damages as a result. In September 2003, the Wisconsin Federal Court appointed a lead plaintiff and lead counsel in the Federal Securities Actions, consolidated the three actions and granted defendants’ motion to transfer the actions to the U.S. District Court for the District of Arizona (the Arizona Federal Court). The lead plaintiff is expected to file an amended consolidated complaint in the Arizona Federal Court and the defendants intend to move to dismiss that complaint on various grounds.

The Company is also a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholder Derivative Actions). The complaints allege, among other things, that certain of the Company’s current and former directors named in the complaints as defendants breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The complaints also name as a defendant the Company’s external auditor. In response to a joint motion by the parties in the Shareholder Derivative Actions, the Court stayed the actions pending the resolution of the motions to dismiss the Federal Securities Actions.

The Company believes the Federal Securities and Shareholder Derivative Actions are without merit and intends to vigorously defend itself. However, the Company cannot predict the outcome of these actions with certainty.

On June 17, 2003, the Company was sued in U.S. District Court, Middle District of Florida, Fort Meyers Division by Russell V. Rosen (Rosen) alleging violations of the Federal Driver’s Privacy Protection Act. The plaintiff alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal law. The plaintiff is seeking actual damages to be determined or liquidated damages of not less than $2,500 for each affected member of the purported class, plus costs and attorney’s fees. The plaintiff is also asking for injunctive relief that would prohibit the Company from obtaining, disclosing and using personal information of the plaintiff and other members of the purported class in violation of the statute. On August 11, 2003, the Company, and a number of other defendants, were sued in the U.S. District Court, Southern District, Miami Division by Richard Fresco (Fresco) based on substantially identical allegations to those made in the Rosen case. Venue in the Rosen case has now also been transferred to the Miami District Court. The Company cannot predict whether the plaintiffs in these cases will be successful in certifying their complaints as class actions. The Company believes that it has meritorious defenses with regard to the allegations made in these lawsuits and intends to vigorously defend these actions.

NOTE 11 – SUBSEQUENT EVENTS:

On November 12, 2003, the Company acquired the assets of Oasis Technology, Ltd., a privately held provider of transaction processing software. The total purchase price (including a working capital adjustment) was approximately $30 million, of which approximately $28 million was paid in cash and the remainder was placed in escrow.

On October 31, 2003, the Company completed the sale of its facility in Runcorn, United Kingdom and recorded an approximate $0.5 million gain on the sale of the property in that month. As of September 30, 2003, this property was the last remaining asset held for sale as reflected on the Company’s balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and the 2002 Annual Report on Form 10-K we previously filed with the Securities and Exchange Commission. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in the risk factors and cautionary statements in Part II, Item 5 of this Quarterly Report on Form 10-Q.

OVERVIEW

eFunds Corporation and its wholly-owned subsidiaries (the “Company,” “we” or “us”) provide transaction processing, risk management and professional and outsourcing services to financial institutions, retailers, electronic funds transfer networks and government agencies. The Company has four operating segments: Electronic Payments; Automated Teller Machine (ATM) Management; Risk Management; and Global Outsourcing. The Electronic Payments segment provides electronic funds transfer (EFT) software, software applications development, maintenance and installation, EFT processing services, including automated clearinghouse (ACH) processing as well as electronic benefits transfer (EBT) services for government agencies. The ATM Management segment provides ATM deployment, management and branding services. The Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides information technology and business process outsourcing services.

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

Revenue recognition

Our net revenues consist of fees for transaction processing and related services, risk management services, software maintenance and support, government services, information technology consulting, business process management services and software and data licensing. Our revenue recognition policies for these various fees are as follows:

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

The process involved in evaluating the appropriateness of revenue recognition involves judgments about vendor specific objective evidence of the fair value of each of the various elements to be delivered in a sale that has multiple components, collectibility of fees, and projections of costs to complete projects for our customers.

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

When we acquire other companies, generally accepted accounting principles require that we make estimates regarding the fair value of the acquired company’s tangible assets and liabilities and identifiable intangible assets. Based upon these estimates, we then allocate the purchase price to the assets and liabilities of the acquired company for the purpose of recording these items in our financial records. Any unallocated purchase price is considered to be, and recorded as, goodwill. The distinction between the amount of the purchase price allocated either to tangible assets and liabilities or identifiable intangible assets and goodwill is significant because goodwill is not amortized to our statement of operations but is instead subject to an annual impairment test. Estimates inherent in this purchase price allocation process include assumptions regarding the timing and amounts of future cash inflows and outflows, the salability of inventories, selection of discount rates, contract renewal rates and general market conditions. Where appropriate, we use third-party valuation professionals to assist us in making these estimates.

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

We consider the undistributed earnings of our foreign subsidiaries to be permanently invested and, accordingly, we have not provided for U.S. Federal, state income or applicable foreign withholding taxes on those amounts. Undistributed earnings of our foreign subsidiaries amounted to approximately $26.5 million at September 30, 2003.

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

Stock-based compensation

We issue stock options to our employees under the eFunds Corporation 2000 Stock Option Plan. Generally accepted accounting principles provide two alternative methods of accounting for stock options issued under the terms and conditions pursuant to which we typically issue options. One alternative is to estimate the fair value of the stock option at the date of grant and amortize that value as an expense to operations over the contractual vesting period. The other option available currently to companies reporting under generally accepted accounting principles is to estimate the fair value of the option at the grant date but only reflect the pro-forma impact of the amortization in a footnote to the financial statements and to forgo adjusting the statement of operations. The method a company chooses to apply is a matter of policy. Consistent with our past practices, we utilize the second of these options and we reflect the pro-forma impact of the option amortization in the footnotes to our financial statements. As illustrated in Note 2 to the financial statements, were we to change our accounting policy on this matter to reflect the expense in our statement of operations, or should generally accepted accounting principles change to require us to reflect this expense in our statements of operations, our results of operations would be adversely affected.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the relative composition of net revenue and selected statements of operations data as a percentage of net revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenue
Electronic payments	33.9%	37.0%	33.7%	39.6%
ATM management	27.2	24.3	26.8	20.2
Risk management	26.0	23.4	25.4	24.1
Global outsourcing	12.9	15.3	14.1	16.1

Total net revenue	100.0	100.0	100.0	100.0

Operating expenses
Processing, communication and service costs	43.6	43.8	43.8	40.6
Employee costs	33.4	29.6	34.4	33.9
Depreciation and amortization	6.3	6.3	6.5	6.9
Other operating costs	7.3	6.7	8.7	7.0
Restructuring and asset impairment charges	2.0	4.2	0.7	4.0
Reversal of provision for contract losses	(1.7)	(1.4)	(0.6)	(0.5)

Total operating expenses	90.9	89.2	93.5	91.9

Income from operations	9.1	10.8	6.5	8.1
Other income – net	(0.7)	(0.2)	0.0	0.1

Income before income taxes	8.4	10.6	6.5	8.2
Provision for income taxes	(1.6)	(3.2)	(1.8)	(2.4)

Net income	6.8%	7.4%	4.7%	5.8%

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

Net revenue – Net revenue decreased $10.9 million, or 7.6%, to $133.1 million for the third quarter of 2003 from $144.0 million for the same period of 2002. Net revenue decreased $14.9 million for the first nine months of 2003, or 3.6%, to $396.6 million from $411.5 million for the first nine months of 2002.

Electronic Payments net revenue decreased $8.0 million, or 15.0%, to $45.2 million in the third quarter of 2003 as compared to $53.2 million for the same period of 2002. Net revenue decreased $29.2 million, or 17.9%, to $133.8 million for the first nine months of 2003 from $163.0 million for the first nine months of 2002. The expiration of our processing contract with the STAR network at the end of the third quarter of 2002 contributed significantly to this decline. Revenues under this contract were $5.3 million and $16.6 million for the third quarter and first nine months of 2002, respectively. Processing revenues were also affected by price concessions given in 2003 in connection with contract renewals and extensions. Revenue from our government services business also declined due to the expiration of contracts at the end of 2002 that previously generated approximately $16 million in annual revenues. The effect of these expirations was offset somewhat by revenues from new EBT contracts and increased revenues on existing EBT contracts.

Citibank has been awarded the new EBT contract for the Western States EBT Alliance (WSEA) and we currently act as a subcontractor to Citibank servicing this coalition. We expect, however, that our role as subcontractor to the WSEA will be discontinued under the new contract. This transition began to impact our business in the third quarter of 2003 and we expect to see our revenues from this coalition largely roll-off by the end of 2004. Revenues from this coalition for the first nine months of 2003 were approximately $4 million.

Revenues from software sales were flat in the third quarter of 2003 as compared to the same period of the prior year, and decreased $4.5 million for the first nine months of 2003 as compared to 2002. The following table illustrates our revenue from software sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands)	2003	2002	2003	2002

License fees	$2,197	$1,589	$7,817	$11,237
Maintenance	2,906	3,280	9,633	9,988
Software modifications	1,397	1,875	4,372	5,103

	$6,500	$6,744	$21,822	$26,328

ATM Management net revenue increased $1.3 million, or 3.7%, to $36.2 million in the third quarter of 2003 from $34.9 million for the same period in 2002, and increased $23.3 million, or 28.0%, to $106.4 million for the first nine months of 2003 from $83.1 million for the first nine months of 2002. These increases are primarily due to our acquisitions of independent ATM networks during the first three quarters of 2002. In addition, ATM branding revenues and equipment sales increased approximately $2 million and $3 million, respectively, in the first nine months of 2003 as compared to the same period in 2002. We expect ATM revenues to reflect a seasonal decrease in the last quarter of 2003.

Risk Management net revenue increased $0.8 million, or 2.4%, to $34.6 million for the third quarter in 2003 from $33.8 million in the third quarter of 2002, and increased $1.3 million, or 1.3%, to $100.5 million for the first nine months of 2003 from $99.2 million for the same period in 2002. Revenues from our ChexSystemsSM suite of products increased in both periods of 2003 as compared to the same periods of the prior year. These increases were, however, somewhat offset by declines in revenue from of our SCANSM products over the prior year periods due to pricing concessions. We expect that revenues from our ChexSystems suite of products will continue to increase over prior year results and that revenue from our SCAN products will remain largely flat during the next several months.

Global Outsourcing net revenue decreased $4.9 million, or 22.2%, to $17.2 million for the third quarter of 2003 from $22.1 million for the same period of the prior year, and decreased $10.2 million, or 15.4%, to $56.0 million for the first nine months of 2003 from $66.2 million in 2002. The decreases are primarily due to an approximate $11 million decline in the revenues we received from Deluxe Corporation for the first nine months of 2003 as compared to the prior year. In accordance with our agreement with Deluxe, a minimal short-fall fee, based upon a formula in the contract reflective of our estimated lost profits, will be billed to Deluxe if it fails to reach the minimum target level of $43 million for software development services for 2003. We do not currently anticipate that our 2003 revenues from Deluxe will achieve this minimum target level.

Business process management (BPM) revenues, which include outsourcing and customer contact center services, increased approximately $0.7 million and $1.2 million in the third quarter and first nine months of 2003, respectively, as compared to the same period of the prior year due to additional services provided under existing contracts. Future growth in our BPM business will depend on this expansion of the services we provide our existing clients and the acquisition of new clients.

Processing, communication and service costs – This category includes the cost of transaction processing, telecommunications expense, computer and ATM equipment, promotional services and the payments we make to the occupants of the property where the ATMs we own or manage are located. Total costs in this category decreased $5.0 million, or 7.9%, to $58.0 million for the third quarter of 2003 from $63.0 million for the same period of the prior year, and increased $6.8 million, or 4.1%, to $173.7 million for the first nine months of 2003 from $166.9 million for 2002. These costs were 43.6% and 43.8% of net revenues in the third quarter and first nine months of 2003, respectively, compared to 43.8% and 40.6% in the respective periods for 2002. The payments we make to the occupants of the properties where the ATMs we own or manage are located have increased approximately $2 million for the third quarter of 2003 and approximately $16 million for the first nine months of 2003 commensurably with increases in ATM processing volumes due to the acquisitions in the ATM management services segment. This increase in fees was somewhat offset by reductions in equipment maintenance and telecommunication costs due to consolidation and renegotiation of these services and reductions in service costs related to our risk management services due in large part to the transitioning of certain contact center operations from subcontractors to our contact center in India.

Employee costs – Expenditures in this category represent employee compensation and related employee expenses, benefits and travel. These costs increased $1.7 million, or 4.0%, to $44.4 million for the third quarter of 2003 from $42.7 million for the same period of 2002 and decreased $3.0 million, or 2.2%, to $136.4 million for the first nine months of 2003 from $139.4 million in 2002. As a percentage of net revenue, employee costs were 33.4% and 34.4% for the third quarter and first nine months of 2003, respectively, compared to 29.6% and 33.9% for the same periods of the prior year.

Although our full-time equivalent employees increased from approximately 4,300 at September 30, 2002 to 4,700 at September 30, 2003, we have realized cost savings of approximately $4 million and $14 million for the third quarter and first nine months of 2003, respectively, from our restructuring efforts, including the re-deployment of certain product development and business process activities to our India based operations. We expect this trend to continue in future periods, although at a reduced rate from that seen during 2003. At September 30, 2003, more than 60% of our full-time equivalent employees were located at our Indian facilities.

This cost decrease was offset by an increase in performance-based compensation of approximately $5 million and $10 million for the third quarter and first nine months of 2003, respectively. The accrual for performance-based compensation was eliminated during the second quarter of 2002 but has been reinstated for 2003.

Depreciation and amortization – These costs represent the depreciation of our facilities and equipment and the amortization of our intangible assets, such as capitalized software costs and acquired contracts. Depreciation and amortization expense decreased $0.7 million, or 7.7%, to $8.4 million for the third quarter of 2003 from $9.1 million for the same period of 2002, and decreased $2.3 million, or 8.1%, to $26.0 million for the first nine months of 2003 from $28.3 million for the same period of the prior year. These costs were 6.3% and 6.5% of net revenue for the third quarter and first nine months of 2003, respectively, and 6.3% and 6.9% of net revenue for the same periods of the prior year. The decrease over the nine month period is due to the cessation of depreciation of certain assets reclassified as held for sale during the third quarter of 2002. These reductions were partially offset by an increase in the amortization of customer contracts acquired with the independent ATM businesses purchased during 2002.

Other operating costs – Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt, and certain administrative costs. Other operating expenses were relatively flat at $9.7 million and $9.6 million for the third quarter of 2003 and 2002, respectively, and increased $5.6 million, or 19.4%, to $34.4 million for the first nine months of 2003 from $28.8 million in 2002. These expenses were 7.3% and 8.7% of net revenue for the third quarter and first nine months of 2003, respectively, and 6.7% and 7.0% for the same periods in the prior year. The increase in the first nine months of 2003 is due to a $2.5 million reduction to the estimate for uncollectible accounts we recorded in the second quarter of the 2002 and increased expense in 2003, including an increase of approximately $6 million for consulting fees related to the business improvement initiatives we commenced in the fourth quarter of 2002. These initiatives are focused on process enhancements that have resulted, and we believe will continue to result, in cost savings through improved operating efficiencies. We expect to continue to incur consulting fees related to this effort into 2004.

Restructuring and asset impairment charges – During the third quarter of 2002, we recorded restructuring and asset impairment charges of $1.1 million in severance benefits, impairment of fixed assets and lease related costs of $1.2 million, impairment of software costs of $0.8 million, and the write-down of net assets held for sale of $3.0 million related to a building in Glendale, Wisconsin. Restructuring and asset impairment charges for the first nine months of 2002 represent the total of the second and third quarter charges for that year. The charges for the second quarter consisted of $3.4 million in severance benefits, impairment of fixed assets and lease related costs of $5.7 million and a net charge of $1.3 million related to software impairment and other charges.

During the third quarter of 2003, we reversed $0.9 million of the lease related charges we recorded during 2002 because we were successful in subleasing a portion of the properties subject to these leases. Due to the business process improvement initiatives identified during the current year, we recorded restructuring charges of $3.5 million for severance benefits during the third quarter of 2003. We may incur additional restructuring charges related to severance benefits for the remainder of 2003, although we do not expect those charges, if incurred, to be substantial. We expect a significant portion of the personnel reductions reflected in the third quarter severance charge to positively impact our cash flow by the end of 2003.

Reversal of provision for contract losses – In the third quarter of 2003, we recorded a $2.3 million benefit related to a reduction in our estimate of future losses on certain government EBT contracts. A similar net benefit of $2.0 million was taken in the third quarter of 2002.

Other income (expense) – net – Other expense – net was $0.9 million for the third quarter of 2003 compared to $0.2 million for the same period of the prior year, and $0.1 million for the first nine months of 2003 compared to other income – net of $0.4 million in 2002. Interest and investment income was $0.4 million for each of the third quarters of 2003 and 2002, and increased to $1.6 million for the first nine months of 2003 from $1.1 million for 2002. This income was offset in the third quarter of 2003 by a $1.2 million write down we recorded on our 15% interest in Webtel Pty Ltd. to reduce the carrying value of that investment to its estimated fair value.

Provision for income taxes – The provision for income taxes was $2.2 million and $6.8 million for the third quarter and first nine months of 2003. Our effective tax rate in the third quarter of 2003 of approximately 19.5% reflects the benefit of certain permanent deductions taken by the Company in the current quarter, some of which related to prior tax years, and the resulting necessity to adjust for the full effects of the new estimated annual rate in the current quarter. We expect our estimated tax rate to be between 30% and 31% for the fourth quarter of 2003.

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

Business Segment Information

The following table presents, for the periods indicated, operating income by segment as a percentage of segment revenue and the unallocated corporate expenses and income from operations as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income (loss) from operations
(as a percentage of segment revenue):
Electronic payments	25.6%	37.8%	23.1%	33.1%
ATM management	1.1	(0.9)	0.5	(2.1)
Risk management	29.0	19.5	27.1	11.7
Global outsourcing	(3.0)	17.5	0.7	17.7
(as a percentage of total revenue):
Corporate	(7.0)	(10.3)	(8.4)	(10.2)
Consolidated income from operations	9.1%	10.8%	6.5%	8.1%

Income from operations in the Electronic Payments segment decreased to $11.6 million for the third quarter of 2003 from $20.1 million for the third quarter of the prior year and decreased to $30.9 million for the first nine months of 2003 from $54.0 million for 2002. As a percent of net segment revenues, operating margins were 25.6% and 23.1% for the third quarter and first nine months of 2003, respectively, a decrease from the operating margins of 37.8% and 33.1% for the same periods of the prior year. Margins in the Electronic Payments segment reflect restructuring charges of $1.0 million and $0.9 million for the third quarters in 2003 and 2002, respectively, and reflect the reversal of the provision for contract losses of $2.3 million and $2.0 million for the third quarter of 2003 and 2002, respectively. Margins in the current year have been adversely affected by the expiration of processing and government services contracts during 2002 and pricing concessions given in 2003. In addition, margins decreased during the first nine months of 2003 due to reduced software sales compared to the prior year period.

Income from operations in the ATM Management segment increased to $0.4 million for the third quarter of 2003 from a loss of $0.3 million for the same period of 2002, and increased to $0.5 million for the first nine months of 2003 compared to a loss of $1.7 million in 2002. As a percent of net segment revenues, operating margins were 1.1% and 0.5% for the third quarter and first nine months of 2003, respectively, an increase from the negative margins of 0.9% and 2.1% for the same periods of the prior year. This improvement resulted from higher branding revenues and equipment sales. We will continue to seek to improve the margins in this business in future periods by offering a comprehensive suite of ATM management services to large retailers and financial institutions.

Income from operations in the Risk Management segment was $10.0 million for the third quarter of 2003 compared to $6.6 million in the same period of the prior year. Operating income increased to $27.3 million for the first nine months of 2003 from $11.6 million in the prior year. As a percent of net segment revenues, operating margins were 29.0% and 27.1% for the third quarter and first nine months of 2003, respectively, an increase from the 19.5% and 11.7% for the same periods of the prior year. This improvement is the result of the elimination of low margin product lines and a reduction in employee and third party processing costs. In addition, restructuring costs of $5.0 million were charged to this segment during the first nine months of 2002.

Our Global Outsourcing business segment reported a loss of $0.5 million for the third quarter of 2003 compared to income of $3.9 million for the same period of the prior year, and income from operations decreased to $0.4 million for the first nine months of 2003 from $11.7 million in 2002. Operating margins were (3.0)% and 0.7% of net segment revenues for the third quarter and first nine months of 2003, respectively, a decrease from the 17.5% and 17.7% seen in the respective periods of the prior year. The prior year results benefited from the reversal of the accrual for performance-based compensation and the current year results have been adversely impacted by the reduction in IT outsourcing and BPM services provided to Deluxe and pricing concessions on existing contracts. Certain of our business process improvement initiatives are directed toward this segment and we believe our margins in this segment will begin to show improvement over the remainder of 2003.

Unallocated corporate overhead includes, among other things, executive leadership costs, investor relations, general legal, consulting, accounting and finance costs and certain technology costs. These expenses decreased to $9.3 million for the third quarter of 2003 from $14.8 million for the third quarter of 2002, and decreased to $33.4 million in the first nine months of 2003 from $42.1 million in 2002. The third quarter and first nine months of 2002 included net restructuring charges of $4.0 million and $6.9 million compared to a net benefit of $0.3 million for the same periods of this year. The third quarter and first nine months of 2003 also benefited from reductions in telecommunications costs.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

At September 30, 2003, net working capital was $170.7 million, compared to $149.8 million at December 31, 2002. Cash and cash equivalents, including our cash in ATMs of approximately $5 million, totaled $172.1 million at September 30, 2003, an increase of $52.6 million from December 31, 2002. This increase was the result of positive operating cash flow and the $11.9 million in proceeds we received from the sale of our Glendale facility. At September 30, 2003, we had $1.1 million of restricted cash that we temporarily hold in custodial accounts on behalf of clients and $0.4 million of deposits subject to compensating balance arrangements. Included in cash and cash equivalents at September 30, 2003 was approximately $14 million held in Indian bank accounts denominated in Rupees or U.S. Dollars. These funds are available for international operations and investments. Repatriation of these funds to the United States, other than through ordinary course of business intercompany settlements, would however, likely have unfavorable tax implications.

As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with an ATM, POS or EBT transaction and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due us are included in cash on our consolidated balance sheets. As of September 30, 2003, approximately $29 million of settlement payments were due to us and we received these funds in early October 2003. We are required to maintain sufficient cash on hand to fund the daily settlement advances we make against the payments we receive through the settlement process. The typical overnight settlement balance due to us ranges from $5 million to $30 million. We also seek to maintain an additional cash balance of approximately $35 million to ensure that we can advance funds to our processing customers if unusual circumstances prevent us from timely processing their settlement files. We are evaluating means to reduce the need for us to maintain these minimum cash balance levels, including the possibility of obtaining an overnight credit facility to fund these obligations.

We have vault cash agreements with various financial institutions that provide cash to certain of the ATMs owned or managed by us. Although some portion of this cash may be physically located in the ATMs that we own or manage, these funds are not included in cash and cash equivalents on our consolidated balance sheet because we do not take title to it under the bailee/bailor relationship as established by the agreements. Based upon the daily outstanding balance of funds provided to the ATMs, we generally pay a monthly fee ranging from prime, as defined, plus one half percent up to prime plus 5%. We indemnify the financial institutions against any loss of the vault cash in the ATMs. One of the agreements requires us to maintain a security amount equal to 1% of the daily outstanding balance. The average monthly rate paid during the first nine months of 2003 approximated 7.2%. The agreements may be terminated upon notice by either party and have various expiration dates ranging from January to November 2004. Total cash provided pursuant to these vault cash agreements was approximately $33 million at September 30, 2003.

Our operations, capital expenditures and acquisitions are financed primarily by the cash flow from our operations. Our short-term liquidity needs and long term capital expenditure requirements will be provided from cash and cash equivalents on hand and cash flow from operations.

Prior to our acquisition of ACI in 2001, we had committed to guarantee up to approximately $1.8 million of equipment lease payments for its Canadian customers and as of September 30, 2003, we had guaranteed lease payments amounting to $1.0 million. Through September 30, 2003, we have been required to make payments of $176,000 pursuant to these guarantees.

We have pledged $0.5 million of time deposits, denominated in Indian Rupees, as collateral related to a guarantee of performance on a customer contract and certain obligations related to local government requirements.

In connection with our government services business and our collection and ATM placement activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at September 30, 2003 was $14.4 million.

As of December 31, 2002 our contractual cash obligations for operating leases, outsourcing and maintenance obligations totaled $101 million through 2012. Our contractual cash obligations had not materially changed from this amount at September 30, 2003. Obligations under capital leases at September 30, 2003 totaled $8.5 million and are payable through 2007.

The following table sets forth a summary of our cash flow activity and should be read in conjunction with our consolidated statements of cash flows:

	Summary of Cash Flows
	Nine Months Ended September 30,

(in thousands)	2003	2002

Cash provided by operating activities	$57,316	$57,405
Cash used in investing activities	(5,413)	(52,848)
Cash provided by financing activities	731	476

Net increase in cash and cash equivalents	$52,634	$5,033

Cash flows from operating activities were approximately $57.3 million and $57.4 million for the nine months ended September 30, 2003 and 2002, respectively. The positive operating cash flow is attributable primarily to income we earned, as adjusted for the non-cash effect of depreciation and amortization, and the effect of changes in other assets and liabilities, which includes increases in accrued expenses such as performance-based compensation and income taxes.

Cash used in investing activities was $5.4 million for the nine months ended September 30, 2003. Our investing activities for this period included net proceeds of $11.9 million from the sale of our Glendale facility offset by expenditures for fixed assets and software of $15.1 million. Cash used in investing activities was $52.8 million for the nine months ended September 30, 2002, primarily related to the $35.2 million used in connection with the acquisition of independent ATM management companies and assets and expenditures for fixed assets and software of $17.8 million.

Cash provided by financing activities was $0.7 million for the nine months ended September 30, 2003. We received $2.0 million from the exercise of stock options and purchases pursuant to our employee stock purchase plan, and we used cash to repay debt of $1.2 million. Cash provided by financing activities was $0.5 million for the nine months ended September 30, 2002. We used cash to repay debt of $2.3 million during this period, although these payments were more than offset by the proceeds from the exercise of stock options and purchases pursuant to our employee stock purchase plan of $2.8 million.

RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material effect on our consolidated financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Interpretation No. 46 prescribes how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Interpretation No. 46 is effective immediately for variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The interpretation applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not believe the adoption of Interpretation No. 46 will have a material impact on our financial position or results of operations.

FORWARD-LOOKING STATEMENTS –

In addition to historical and pro forma information, this Quarterly Report contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those described in the statements. Some of the factors that could cause actual results to differ from those that are presently anticipated are discussed in Part II, Item 5 of this Quarterly Report.

We currently expect that the full year net revenues for 2003 will be somewhat lower than the revenues of $543.1 million reported in 2002 and that 2003 diluted earnings per share will equal or exceed the $0.53 reported in 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as our business evolves and could have an adverse impact on our financial results. We have not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency rate or interest rate changes. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. For the three and nine months ended September 30,

2003, less than 10% of our net revenues and operating expenses were denominated in non-U.S. dollar currencies. We do not believe that our net income for the three and nine months ended September 30, 2003 would have been materially affected if the U.S. dollar had appreciated or depreciated by 10% against the British pound, the Indian rupee or the Canadian dollar.

Changes in interest rates could impact our anticipated interest income on cash equivalents and interest expense on variable short-term debt. A 10% adverse change in interest rates from the interest rates in effect at September 30, 2003 would not, however, have a material adverse effect on our net income for the three and nine months ended September 30, 2003 or our financial condition at September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in the internal controls related to financial reporting that have materially affected, or are reasonably likely to materially affect these controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the discussion of the SEC investigation, the Federal Securities Actions, the Shareholder Derivative Actions, and the Rosen and Fresco cases discussed in Note 10 to the Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION

RISK FACTORS AND CAUTIONARY STATEMENTS.

When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, letters and reports to stockholders and in oral statements made by our representatives, the words or phrases ‘should result,’ ‘are expected to,’ ‘targeted,’ ‘will continue,’ ‘will approximate,’ ‘is anticipated,’ ‘estimate,’ ‘project’ or similar expressions are intended to identify ‘forward-looking statements’ within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed below, which could cause our actual results to differ materially from our historical experience and our present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed below could affect our financial performance and could cause our actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse. We will not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

WE ARE UNABLE TO PREDICT THE RESULTS OF THE INVESTIGATION WITH THE SEC AND THE PENDING STOCKHOLDERS LITIGATION.

We are currently the subject of an investigation by the Securities and Exchange Commission (SEC). We have been cooperating fully with the SEC staff and intend to continue to do so. We may, however, become subject to a fine or other remedies in connection with the investigation. We also have incurred, and may continue to incur, significant legal expenses in connection with this investigation.

Our company and our current and former chief executive and chief financial officers are defendants in three federal securities actions (the Federal Securities Actions) filed in 2002 in the U.S. District Court for the Eastern District of Wisconsin (the Wisconsin Federal Court). The complaints in these actions are substantially identical and allege, among other things, that during the period from February 2, 2001 to October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiffs and other members of a putative class of shareholders suffered damages as a result. In September 2003, the Wisconsin Federal Court appointed a lead plaintiff and lead counsel in the Federal Securities Actions, consolidated the three actions and granted defendants’ motion to transfer the actions to the U.S. District Court for the District of Arizona (the Arizona Federal Court). The lead plaintiff is expected to file an amended consolidated complaint in the Arizona Federal Court and the defendants intend to move to dismiss that complaint on various grounds

We are also a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholder Derivative Actions). The complaints allege, among other things, that certain of our current and former directors named in the complaints as defendants breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The complaints also name as a defendant the Company’s external auditor. In response to a joint motion by the parties in the Shareholder Derivative Actions, the court stayed these actions, pending the resolution of the motions to dismiss the Federal Securities Actions. .

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

WE ARE UNABLE TO PREDICT THE RESULTS OF THE PURPORTED CLASS ACTION LAWSUITS FILED IN FLORIDA.

On June 17, 2003, we were sued in U.S. District Court, Middle District of Florida, Fort Meyers Division by Russell V. Rosen (Rosen) alleging violations of the Federal Driver’s Privacy Protection Act. The plaintiff alleges that we purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal law. The plaintiff is seeking actual damages to be determined or liquidated damages of not less than $2,500 for each affected member of the purported class, plus costs and attorney’s fees. The plaintiff is also asking for injunctive relief that would prohibit us from obtaining, disclosing and using personal information of the plaintiff and other members of the purported class in violation of the statute. On August 11, 2003, we, and a number of other defendants, were sued in the U.S. District Court, Southern District, Miami Division by Richard Fresco based on substantially identical allegations to those made in the Rosen case. Venue in the Rosen case has now also been transferred to the Miami District Court. We cannot predict whether the plaintiffs in these cases will be successful in certifying their complaints as class actions.

We believe that we have meritorious defenses with regard to the allegations made in these lawsuits and intend to vigorously defend these actions. Litigation is, however, by its nature uncertain and an unfavorable resolution of these lawsuits could materially adversely affect our business, results of operation or financial condition.

CHANGE IN ACCOUNTANTS.

On October 6, 2003, Deloitte & Touche LLP (Deloitte) advised us and the Audit Committee of our Board of Directors of its decision not to stand for re-election as our independent auditors, which resignation would be effective upon the completion of an engagement to review our interim consolidated financial statements included in this Quarterly Report. Our Audit Committee is actively seeking to retain a successor firm to act as our independent accountants.

If we are not able to retain a successor independent accountant on a timely basis, we may be unable to complete the filing of our 2003 Annual Report on Form 10-K before its required filing date. A delay in the filing of our Annual Report could complicate our future financing efforts and adversely affect the market for our common stock.

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

For example, the STAR network was one of the larger processing customers of our electronic payments business before it was purchased by one of our competitors, Concord EFS during 2001. First Data Corporation, which owns a substantial equity interest in the NYCE Network, has now agreed to purchase Concord EFS. Both the STAR and NYCE networks utilize our electronic funds transfer software. We cannot predict what effect the combination of these two companies would have on our business.

OUR EFFORTS TO IMPROVE THE MARGINS OF OUR ATM MANAGEMENT COMPANIES MAY NOT BE SUCCESSFUL.

During 2001 and 2002, we acquired a number of independent ATM management companies and we now operate the largest network of off-premise ATMs in North America. For the nine months ended 2003, this business segment contributed revenues of $106.4 million, or 26.8% of our total revenues, at an operating margin of 0.5%. We are not presently seeking to acquire additional ATM management companies.

Our strategy to improve margins of this business is directed towards providing an end-to-end ATM management service to financial institutions and retailers with a particular focus on managing the ATM portfolios of financial institutions and large retailers. We believe our ability to effectively change the mix in the business should allow us to improve on the historical returns. We also expect improvement in our ATM business to come from additional revenues from branding and other value-added services.

If we are not successful in our effort to improve the revenues and profitability of our ATM business, our future results of operations will be adversely affected.

OUR ABILITY TO EXPAND THROUGH ACQUISITIONS INVOLVES RISKS AND MAY NOT BE SUCCESSFUL.

We are currently considering possible acquisitions to complement and grow our existing businesses and we have recently acquired the assets of Oasis Technology, Ltd., a provider of electronic funds transfer processing software. Our ability to expand through acquisitions involves many risks, including:

-	the operations, technology and personnel of any acquired companies may be difficult to integrate;

-	the allocation of management resources to consummate these transactions may disrupt our day to day business;

-	the acquired businesses may not achieve anticipated revenues, earnings or cash flow. Such a shortfall could require us to write-down the goodwill associated with any acquired company, which would adversely affect our reported earnings.

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

In the electronic payments market, our principal competitors include:

-	third-party debit network processors, including First Data Corporation, VISA Debit Processing Services, Concord EFS, Midwest Payment Systems and Fiserv;

-	financial institutions that have developed in-house processing capabilities or services similar to ours, including Wells Fargo, M&I Bank and Fifth Third National Bank;

-	electronic funds transfer software providers, including Transaction System Architects, S2, Mosaic and PaySys.

-	government service providers including CitiEFS and ACS.

In the ATM management market, our competitors include Concord EFS, Genpass, certain ATM equipment manufacturers and numerous independent service organizations (ISOs).

In the risk management market, our principal competitors include:

-	providers of fraud management data and software including Primary Payment Systems (a subsidiary of Concord EFS), Equifax, Experian, TransUnion and RiskWise (a division of Lexus-Nexus)

-	retail check verification and electronic check processing providers, including Certegy and Telecheck, a subsidiary of First Data Corporation.

In the global outsourcing market, our competitors include:

-	outsourcing solutions companies, including Spectramind/Wipro Ltd, Daksh and Infosys Technologies.

In the market for electronic transaction processing, the principal factors on which we compete are price and service levels. Following the loss of our processing contract with the STAR network, the proportion of our electronic processing revenues derived from the processing of transactions that originate from ATMs has substantially increased due to the loss of the POS debit transactions that were formerly routed through our switch by the STAR network. The future growth of our revenues in this market is dependent upon securing an increasing volume of transactions. If we cannot control our transaction processing expenses, we may not remain price competitive and our revenues will be adversely affected. Our revenues can also be adversely affected by pricing concessions, such as those we made in 2003 to retain significant processing customers. In addition, some of our competitors have indicated that they may be prepared to provide customer prospects with up-front cash incentives to acquire or retain their processing business. Given that these competitors have substantially greater financial resources than we do, it will be difficult for us to obtain significant new processing customers, or retain the customers we have, if this approach becomes a significant competitive factor.

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

In the market for ATM deployment, processing and management services, the primary basis of competition is industry knowledge and experience, price and service levels. Our ability to sell additional machines and processing contracts in this market is dependant on our ability to control our costs while maintaining effective levels of customer service. If we are not successful in these efforts we will not achieve the growth objectives we have for our ATM management or electronic transaction processing businesses.

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

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our computer and telecommunications network systems and our data centers. Any significant interruptions could severely harm our business and reputation and result in a loss of revenue and customers. We could also be required to apply substantial amounts of our available cash to fund our settlement obligations and it is possible that we would not have sufficient resources in the event of a severe and persistent outage. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, unlawful acts, power loss, telecommunications failure, unauthorized entry and computer viruses. Although we have taken steps to prevent system failures, we cannot be certain that our measures will be successful and that we will not experience service interruptions. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. We expect to expend significant amounts to upgrade our business continuity capabilities during the balance of 2003 and the first half of 2004.

OUR SALES TO DELUXE HAVE BEEN DECLINING.

The revenues we received from Deluxe declined by approximately $11 million during the first nine months of 2003 from the comparable period in 2002. Although Deluxe has established minimum spending targets of $43 million per year through March 31, 2005 for software development and maintenance services it obtains from us, further efforts at expense reduction by Deluxe could cause the revenues we receive from Deluxe to continue to decline. We do not expect that sales to Deluxe in 2003 will reach this minimum target level. The loss of Deluxe as a customer or a continuing material reduction in the amount of services it orders from us would materially adversely affect our future results of operations. Our current contract with Deluxe expires in March 2005. We cannot predict whether this contract will be renewed or extended after its scheduled expiration.

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

The pre-emptive provisions of the Federal Fair Credit Reporting Act, which governs our SCANSM and ChexSystemsSM products, are currently scheduled to expire in January 2004. The expiration of these provisions means that state governments could also seek to issue legislation or regulations in this area. The creation of additional state regulations could complicate our compliance efforts and otherwise have a negative impact on our business. The current Federal Legislation proposed would, if passed, include a permanent pre-emption and would impose additional procedural and technical compliance requirements with respect to identity theft and consumer recourse. We believe the Federal pre-emptive provisions will be continued, but we cannot provide any absolute assurances that this will be the case. We also cannot predict whether any state would thereafter seek to implement more stringent requirements if the Federal provisions are not so continued.

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

Our services and products are based on sophisticated software and computing systems and we often encounter delays when developing new products and services. Further, the software underlying our products and services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our products and technologies on platforms used by our customers or in new environments, such as the Internet. Our acquisition of Oasis will increase our exposure to these risks somewhat. Defects in our software products, errors or delays in the processing of electronic transactions or other difficulties could result in:

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

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR BUSINESS.

Because we currently sell some of our products and services in Europe, Australia and Canada and provide outsourcing services from India, our business is subject to risks associated with doing business internationally. For the nine month period ended September 30, 2003, we generated approximately 9.2% of our net sales outside of the United States. The acquisition of Oasis will increase the proportion of our revenues derived from foreign jurisdictions. Our future results could be harmed by a variety of factors, including:

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

WE FACE TERMINATION AND COMPLIANCE RISKS WITH RESPECT TO OUR GOVERNMENT CONTRACTS.

All of our government contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized approximately 8.8% of our net sales in the first nine months of 2003 (before reimbursed expenses) pursuant to contracts of this type. If a government contract is so terminated, we are generally entitled only to receive compensation for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines.

There will be a decline in the revenues of the government services business in 2003 as compared to 2002 due to the expiration of existing contracts. Our Medicaid eligibility verification contract with the state of New York expired in December 2002. The approximate annual revenue from this contract was $12 million. An EBT contract that generated approximately $4 million in revenue in 2002 also expired at the end of 2002. Although we have obtained and continue to seek additional EBT contracts, these new contracts will not generate sufficient revenues in 2003 to offset the approximately $16 million decline in revenues we will experience due to the contract expirations described above.

In addition, Citibank has been awarded the EBT contract for the Western States EBT Alliance (Arizona, Alaska, Colorado, Guam, Hawaii, Idaho and Washington). We currently act as a subcontractor to Citibank for this alliance and this relationship generated approximately $4 million in revenues for the first nine months of 2003 (excluding revenues derived from reimbursed expenses). We expect that, as a result of Citibank being awarded this EBT contract, our role as a subcontractor will be discontinued. This transition will begin to impact our business in 2003 and we expect to see the significant contracts for this coalition largely roll-off by the end of 2004.

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT A CHANGE IN CONTROL.

Provisions of our certificate of incorporation and bylaws and Delaware law may delay or prevent a change in control of our Company that you may consider favorable. These provisions include the following:

-	no cumulative voting by stockholders for directors;

-	a classified board of directors with three-year staggered terms;

-	the ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies;

-	the ability of our board to issue preferred stock, without stockholder approval, with rights and preferences that may be superior to our common stock;

-	the ability of our board to amend our bylaws;

-	a prohibition of stockholder action by written consent;

-	advance notice requirements for stockholder proposals and for nominating candidates to our board;

-	restrictions under Delaware law on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock;

-	a requirement that 66-2/3% of our stockholders and 66-2/3% of our directors approve certain corporate transactions, including mergers and consolidations, sales of assets or amendments to our certificate of incorporation; and

-	we have adopted a stockholder rights plan, which discourages the unauthorized acquisition of 15% or more of our common stock or an unauthorized exchange or tender offer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

Exhibit
No.	Description	Method of filing

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed by the Company with the Securities and Exchange Commission (“the Commission”) on April 4, 2000, Registration No. 333-33992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”), Registration No. 333-33992)	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

10.1	Executive Separation Agreement, dated as of August 22, 2003, by and between the Company and Colleen M. Adstedt	Filed herewith

10.2	Schedule identifying additional Transition Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

10.3	Schedule identifying additional Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

31.1	Section 302 Certification by Mr. Paul F. Walsh	Filed herewith

31.2	Section 302 Certification by Mr. Thomas S. Liston	Filed herewith

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. Thomas S. Liston	Filed herewith

*Incorporated by reference

(b) Reports on Form 8-K

On July 30, 2003, the Company furnished a report on Form 8-K which included, pursuant to Items 7 and 9 of that form, a press release announcing the Company’s second quarter 2003 financial results. This press release included the Company’s condensed consolidated balance sheets at June 30, 2003 and December 31, 2002, and its condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2003 and June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFunds Corporation (Registrant)

Date: November 14, 2003	/s/ Paul F. Walsh

Paul F. Walsh Chief Executive Officer and Chairman

Date: November 14, 2003	/s/ Thomas S. Liston

Thomas S. Liston Chief Financial Officer

Index to Exhibits

Exhibit
No.	Description	Page Number

10.1	Executive Separation Agreement, dated as of August 22, 2003, by and between the Company and Colleen M. Adstedt

10.2	Schedule identifying additional Transition Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.3	Schedule identifying additional Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

31.1	Section 302 Certification by Mr. Paul F. Walsh

31.2	Section 302 Certification by Mr. Thomas S. Liston

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. Thomas S. Liston