Form 10-K
period 2003-12-31
EFUNDS CORP
filed 2004-03-15
CIK 1109190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [   ] No

The aggregate market value of the voting stock held by non-affiliates of the registrant is $540,587,979 based on the last sales price of the registrant’s common stock on the New York Stock Exchange on June 30, 2003. The number of outstanding shares of the registrant’s common stock as of June 30, 2003 was 46,804,154 and the last sales price of the registrant’s common stock on that date was $11.55.

Documents Incorporated by Reference: Portions of the registrant’s proxy statement for its 2004 Annual Meeting of Stockholders, which will be filed with the Securities Exchange Commission on or before April 29, 2004, is incorporated by reference in Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Documents Incorporated by Reference

A portion of the Proxy Statement for the Annual Meeting of Stockholders of eFunds Corporation to be held May 20, 2004 is incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

INFORMATION ABOUT US

Our Company was incorporated in Delaware in December 1984. Prior to our initial public offering (the IPO) in June 2000, the Company was a wholly-owned subsidiary of Deluxe Corporation (Deluxe). In April 1999, the Company began the process of combining with four other operating units of Deluxe into an integrated electronic payments and risk management business. The operations combined were DebitBureau, Chex Systems, Inc., Deposit Payment Protection Services, Inc. and an electronic check conversion company that Deluxe acquired in February 1999. In September 1999, the Company’s name was changed from Deluxe Electronic Payments Systems, Inc. to eFunds Corporation. In January 2000, the Company combined Deluxe’s professional services business, eFunds IT Solutions Group, Inc. and eFunds International India Private Limited, with the electronic payments and risk management businesses. In December 2000, Deluxe distributed all of its remaining shares of the Company’s common stock to its shareholders through a spin-off transaction. Following the spin-off, Deluxe ceased to own any shares of our common stock.

Our goal is to enable trusted commerce by delivering integrated information, payment and technology solutions that strengthen our customers’ overall profitability through increased revenue, reduced costs and improved operating efficiency and technology performance. Our principal focus is on issuers of transaction accounts, such as financial institutions, financial services companies, electronic funds networks, retailers, government agencies, eCommerce providers, telecommunications companies and other businesses.

We deliver our information, payment and technology solutions through any combination of our four capabilities or competencies as described below. Our most profitable business segments are Electronic Payments and Risk Management, although our Global Outsourcing and ATM Management segments also contribute to our overall value proposition. The business model of each of our segments is summarized below.

Our principal executive offices are located at Gainey Center II, 8501 N. Scottsdale Road, Suite 300, Scottsdale, Arizona 85253 and our telephone number is 480-629-7700. Our Internet address is www.efunds.com. The information contained on our web site is not a part of this document.

OUR BUSINESS

We provide electronic transaction processing, ATM management, risk management and outsourcing services to issuers of transaction accounts. Our strategy is to offer products and services that are directed at enhancing the ability of our customers to manage the entire span of the transaction account lifecycle, from customer acquisition and screening, to account transaction processing and authorization through account closure and collections. We have four principal business lines:

•	Electronic Payments

•	ATM Management

•	Risk Management

•	Global Outsourcing

One of our goals for 2004 and beyond is to enhance our ability to market and sell comprehensive solutions incorporating multiple elements of the products and services offered by our business lines to our customers.

Electronic Payments
Our Electronic Payments segment provides electronic funds transfer (EFT) software sales, automated clearinghouse (ACH), EFT and other payment processing services as well as electronic benefit transfer (EBT) services for government agencies. This segment had net revenues of $183.6 million in 2003, which represented approximately 35% of our total net revenues in that year.

We license our electronic funds transfer software, the same software that drives our electronic funds transfer processing business, to in-house processors and regional networks in 70 foreign countries and in the United States. Our electronic funds transfer software runs on proprietary and, with the recent acquisition of Oasis Technology Ltd., open system computing platforms. We also provide software maintenance and support services.

We process transactions for regional automated teller machine, or ATM, networks in the United States. We also provide transaction processing for retail point-of-sale terminals that accept payments from debit cards and paper checks that have been converted into electronic transactions. Transaction processing involves electronically transferring money from a person’s checking or savings account according to his or her instructions. For example, when a cardholder inserts his or her debit card into an ATM machine and enters his or her PIN and the type and amount of the transaction, the device contacts our systems and transmits the request. We identify the institution that issued the card and work through the necessary validation and authorization routines, such as ensuring that the cardholder has entered the correct PIN, that the transaction is within the cardholder’s limits on withdrawals and that there are sufficient funds in the cardholder’s account. If all the routines are executed successfully, we signal the ATM or point-of-sale device to complete the transaction.

To carry out the tasks required, each ATM or point-of-sale device is typically connected to several computer networks. These networks include private networks that connect the devices of a single owner, shared networks that serve several device owners in a region and national shared networks that provide access to devices across regions. Each shared network has numerous financial institution members. For example, we provide network switching services for the CO-OP Network and processing services for 1,800 of its member credit unions. As part of our transaction processing services, we, and other gateway service providers like us, provide cardholders with access across these multiple networks.

We drive or operate more than 30,000 ATMs, including the ATMs managed by our ATM management business and ATMs owned by financial institutions and more than 53,000 point-of-sale terminals. These terminals include approximately 44,000 electronic benefits transfer terminals and approximately 9,000 retail terminals. We process virtually all types of debit-based transactions for our financial institution customers, including cash withdrawals, cash deposits, balance inquiries, purchases, purchases with cash back and purchase returns. In addition, we authorize cash advances and purchases initiated with credit cards at ATM or point-of-sale locations. We also provide 24 hour a day, 7 day a week monitoring of ATMs for system irregularities. Our processing systems are designed to operate continuously and in 2003 our systems were available 99.99% of the time.

In 2001, Concord EFS acquired the STAR debit network, formerly our largest transaction processing customer, and notified us that it intended to license our EFT software and perform the processing for this network at its own data centers. The transition of the processing for the STAR network was completed in September 2002. The transition of the STAR network from a processing customer to a software customer has materially diminished the number of point-of-sale debit transactions we process because these network transactions are no longer routed through our switch.

Our government services business was started in response to federal mandates that require state and local governmental agencies to convert to electronic payment methods for the distribution of benefits under entitlement programs, primarily food stamps and Transitional Aid to Needy Families (formerly Aid to Families with Dependant Children). Our EBT processing system manages, supports and controls the electronic payment and distribution of cash benefits to program participants through ATMs and point-of-sale networks. Our services reduce operating costs and fraud for the government agency administering the benefits program, eliminate the food stamp stigma for recipients through the use of a plastic ATM-like card and make benefits more readily available to recipients at retail point-of-sale terminals and ATMs.

We were providing services for 30 state and local governments at the end of 2003. All of our government services contracts relate to government entitlement programs. Our government contracts are for scheduled service periods of five to seven years, although all of these contracts are terminable by the contracting governmental entity at any time. The contracts are based on a fixed price per recipient, variable volume model. For three contracts with coalitions of states, we serve as a subcontractor for J.P. Morgan Chase.

We have historically incurred losses related to our government services EBT business and we have previously established reserves to provide for expected future losses on some of our existing long-term EBT service contracts. During 2003, 2002 and 2001, we recorded net reductions to our previous estimates for expected future losses on our government services contracts of $3.7 million, $2.0 million and $2.5 million, respectively. Our former parent company, Deluxe, has agreed to indemnify us under certain circumstances if we are required to increase our loss contract reserve for government services contracts that were in a loss position at the time of our IPO. We have not asserted any claims for indemnification to date and have no present expectation of doing so.

ATM Management
Our ATM Management segment provides ATM equipment sales, deployment, management, branding and consultative services. Our net revenues in this segment were $139.8 million, which represented approximately 26% of our total net revenues in 2003.

As an independent provider of ATMs, we place ATMs with financial institutions, convenience, grocery, general merchandise and drug stores, as well as gas stations, located throughout the United States and Canada. We also leverage a large network of third party distributors to help sell our processing services and ATM equipment. We are the largest independent provider of ATM services in North America and currently manage approximately 17,000 ATMs. We own or lease approximately 12% of these ATMs and the remaining ATMs are owned or leased by the merchants operating at the site where the ATM is located.

We collect both ATM surcharge fees from consumers using ATMs deployed by us and interchange fees from their banks. We also derive revenue from ATM equipment sales and maintenance services. In addition, financial institutions may contract to brand ATMs managed by us so that their customers can use them without paying a surcharge fee. During 2003, the operating margins generated by our ATM business improved from a negative 3.7% of net revenue for this segment to a positive 0.1%. Our efforts during 2004 will be directed towards further improving the performance of this business by marketing an end-to-end ATM management service to financial institutions and retailers.

Risk Management
Our Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. This segment had net revenues of $133.1 million in 2003, which represented approximately 25% of our total net revenues for that year. This segment offers products and services that help:

•	determine the likelihood of account fraud and identity manipulation; and

•	assess the overall risks involved in opening new accounts or accepting payment transactions.

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

Our ChexSystems business is a provider of new account applicant verification services for financial institutions. ChexSystems provides access to more than 18 million closed-for-cause accounts. An account is considered closed-for-cause when, for example, a consumer refuses to pay the account fee and the bank closes the account. ChexSystems helps financial institutions assess the risks involved in opening an account for a new customer by supporting real-time inquiries to our database of consumer debit account performance. The ChexSystems service is used by more than 95,000 financial institution locations. Financial institutions may access the service through a variety of online options, or by telephone. Service fees for our new account verification services are based on the number of inquiries a financial institution makes each month.

ChexSystems also offers DebitReport, a service pursuant to which our DebitBureau data is made available to credit grantors and telecommunications providers, directly and through credit bureaus or other data providers, to supplement their credit decisioning processes and for use in making pre-approved offers of credit.

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

Global Outsourcing
Our Global Outsourcing segment provides business process management and IT outsourcing services. Net revenues in this segment were $75.6 million in 2003, which represented 14% of our total net revenues for that year.

We provide end-to-end customer account management services to the financial services, retail, telecommunications and government sectors through both U.S. and India based delivery centers. Our services include account acquisition assistance, application processing, data entry, customer care, loan processing, account reconciliation, billing and collections services as well as information technology (IT) development, systems integration and systems maintenance. We build long-term continuing relationships with our clients, allowing them to significantly reduce costs and improve the quality and efficiency of their business processes.

As of December 31, 2003, we had over 3,100 associates dedicated to our outsourcing business, approximately 95% of which worked out of our India locations. Our Global Outsourcing business also supports our other lines of business by processing calls and back office transactions for the users of the products and services supplied by those businesses.

Our former parent company, Deluxe, is the largest customer for our global outsourcing offerings. Sales to Deluxe include services provided pursuant to a five-year software development and business process outsourcing agreement that we signed with Deluxe in 2000. If Deluxe fails to spend a minimum of $43 million for software development services under this agreement in any year, it will be obligated to make payments to us based on a schedule in the contract that is reflective of our estimates of our lost profits. For the year ended December 31, 2003, Deluxe’s spending attributable to the software development component of this agreement was below this minimum threshold so shortfall fees were accrued. This agreement also calls for us to provide business process outsourcing services, including accounts receivable, accounts payable and other general accounting and data entry services to Deluxe. The provision of services by us under the software development and business process outsourcing agreement is non-exclusive, and Deluxe may contract with any third party for the provision of professional services. Our contract with Deluxe is currently scheduled to expire in March 2005.

Sales and Marketing
We market our products and services through a direct sales force and indirect sales channels, such as distributors, resellers and targeted alliances. We organize our direct sales force along our four business segments. We work consultatively with our new or existing customers to fully understand their business requirements and provide standard or customized solutions that match their individual needs.

Most of our direct sales personnel are deployed globally and generally operate out of their homes or on our customers’ premises. We also have some direct sales personnel who work out of our offices in Milwaukee, Wisconsin; Woodbury, Minnesota; Weston, Florida and Scottsdale, Arizona. Our international sales offices are located in Sydney and Melbourne, Australia; Mumbai, India; Runcorn, Daresbury and Watford, England; and North York and Toronto, Canada. We build awareness of our products and services and the eFunds corporate name through targeted advertising, public relations, participating in trade shows and conferences and providing product information through our web site.

Customer Support, Technology and Infrastructure
Customer Support. We provide customer support services through our customer contact centers located in Woodbury, Minnesota; Gurgaon and Mumbai, India; Milwaukee, Wisconsin; and Phoenix, Arizona. Most of our contact centers are open 24 hours a day, 7 days a week and provide access to website, e-mail and telephone support. We also provide technical and operational support for our customers in our data centers. In addition to user questions and technical issues, in accordance with the Fair Credit Reporting Act, we respond to inquiries from consumers whose checks have been declined or who have been rejected for a new banking account. We also provide on-site customer support services in connection with our other products and services and we charge a separate fee for these services based on an hourly rate.

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

Data Centers. We operate two highly secure, fault-tolerant data centers in New Berlin, Wisconsin and Phoenix, Arizona. Our data centers have been engineered to ensure minimal exposure to system failures and unauthorized access. Each of our data centers contains multiple separate computer rooms to provide containment and isolation. Physical security is maintained through restricted card key access and closed circuit T.V. cameras. We use redundant uninterruptible power supplies with battery backup and redundant generators to ensure continuous flow of power to each data center in the event of any component failure or power outage. The facilities have dual-entrance, fiber optic SONET service for telecom redundancy. We expect to devote significant efforts to enhancing the interoperability of our data centers in 2004.

Competition
We face competition from a number of companies. We expect that competition will intensify as consolidation efforts within the electronic payments industry continue. Many of our competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we do.

In the electronic payments market, our principal competitors include:

•	third-party debit network processors, including First Data Corporation/Concord EFS, VISA Debit Processing Services, Midwest Payment Systems and Fiserv;

•	financial institutions that have developed in-house processing capabilities or services similar to ours, including Bank of America, M&I Bank and Fifth Third National Bank;

•	electronic funds transfer software providers, including Transaction System Architects, S2, Mosaic and PaySys; and

•	government services providers including J.P. Morgan Chase and ACS.

In the ATM management market, our competitors include First Data Corporation/Concord EFS, Genpass, certain ATM equipment manufacturers and numerous independent service organizations (ISOs).

In the risk management market, our principal competitors include:

•	providers of fraud management data and software including Primary Payment Systems (a subsidiary of Concord EFS), Equifax, Experian, TransUnion and RiskWise (a division of Lexis-Nexis of Reed Elsevier PLC); and

•	retail check verification and electronic check processing providers, including Certegy and Telecheck, a subsidiary of First Data Corporation.

In the global outsourcing market, our competitors include outsourcing solutions companies, such as Spectramind/Wipro Ltd, Daksh and Infosys Technologies.

The principal factors on which we compete in the electronic payments and ATM industries are price and service levels. Competition for our risk management products is based primarily on the quantity and quality of the data available to us for this purpose and, to a somewhat lesser degree, price. Our business process outsourcing service offerings compete primarily on the basis of the quality of service levels and price.

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

Financial institutions are subject to the requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act (the Act). The Act imposes significant requirements on any entity engaged in the business of providing financial services, including entities that provide services to financial institutions. The privacy provisions of the Act impose on each entity subject to the new requirements an affirmative obligation to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose those policies to consumers before a customer relationship is established and annually thereafter. The banking regulators and the Federal Trade Commission have issued regulations implementing the privacy portions of this Act. We believe that these regulations permit banks to provide debit data and other nonpublic personal information to us.

Intellectual Property Rights
We rely on a combination of trademark, copyright, trade secrets and confidentiality or license agreements to protect our trademarks, software and know-how. We also have applied for patent protection on some of the features of our products. With regard to our information technology service business, we develop software applications. Ownership of this software is generally assigned to the client. We also develop software components that can be reused in software application development and software toolsets, most of which remains our property.

Employees
We had approximately 5,400 full and part-time employees as of February 1, 2004. We have a number of employee benefit plans, including a 401(k) plan, stock option and stock purchase plans, profit sharing plans and medical and hospitalization plans. We have never experienced a work stoppage or strike and consider our employee relations to be good.

Financial Information About Industry Segment; Financial Information About Domestic Operations and Export Sales
Information about these matters appears in “Note 11 — BUSINESS SEGMENT INFORMATION” to the financial statements included in Part II of this Annual Report on Form 10-K.

Executive Officers
The executive officers of our Company are elected by the Board of Directors each year. The term of office of each executive officer will expire at the annual meeting of the Board of Directors that will be held after the regular shareholders meeting on May 20, 2004. The principal occupation of each executive officer is with the Company and their positions are as follows:

			EXECUTIVE OFFICER
NAME	POSITION	AGE	SINCE
Paul F. Walsh	Chairman of the Board and Chief Executive Officer	54	2002

Thomas S. Liston	Chief Financial Officer	65	2002

Tommy L. Andrews	Senior Vice President, Corporate Development	53	2003

John B. (Jack) Benton	Senior Vice President, International	61	2004

Steven F. Coleman	Senior Vice President, General Counsel and Secretary	45	2000

Michael A. Feliciano	Senior Vice President, Division Executive-Electronic Payments	46	2003

Kathleen Flanagan	Senior Vice President, Division Executive-Global Outsourcing	44	2002

Rahul Gupta	Senior Vice President, Division Executive-Risk Management	44	2003

Michele J. Langstaff	Senior Vice President, Human Resources and Administration	49	2003

Kevin L. Reager	Senior Vice President, Division Executive-ATM Management	46	2003

Clyde L. Thomas	Chief Information Officer, Senior Vice President, Technology	51	2002

Paul F. Walsh has served as Chairman of our Board of Directors and our Chief Executive Officer since September 2002. Between March 2000 and September 2002, Mr. Walsh was chairman and chief executive officer of Clareon Corporation (Clareon), an electronic payments provider. Mr. Walsh served as chairman and chief executive officer of MaineStay Holdings L.L.C., a private equity investment firm, from September 1998 until January 1999, when MaineStay formed iDeal Partners (iDeal Partners), an equity investment partnership between MaineStay, Berkshire Partners and BancBoston Capital. Mr. Walsh served as chairman and chief executive officer of iDeal Partners until he joined Clareon. From February 1995 to September 1998, Mr. Walsh was president and chief executive officer of Wright Express Corporation (Wright Express), an information and financial services company. From January 1990 until January 1995, Mr. Walsh was chairman of BancOne Investor Services Corporation, a financial services company.

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

John B. (Jack) Benton has served as our Senior Vice President, International since February 2004. From 1978 until joining our Company, Mr. Benton directed Benton International, Inc. and Benton Consulting Partners, consulting firms in the electronic payments industry. Mr. Benton has spent more than 30 years as an executive active within the EFT industry.

Steven F. Coleman has served as Senior Vice President, General Counsel and Secretary since March 2000. From 1996 until joining our Company, Mr. Coleman worked as a Senior Attorney for Deluxe. Prior to joining Deluxe, Mr. Coleman was associated with Dorsey & Whitney, a law firm located in Minneapolis, Minnesota, and Fried, Frank, Harris, Shriver & Jacobson, a law firm located in New York, New York.

Michael A. Feliciano has served as Senior Vice President, Division Executive-Electronic Payments since January 2003. Mr. Feliciano was vice president and general manager of the EFT processing business unit at NYCE Corporation, an electronic funds transfer network, from 1995 until he joined our Company. Prior to joining NYCE, Mr. Feliciano served in the electronic commerce division of Electronic Data Systems for three years.

Kathleen Flanagan has served as Senior Vice President, Division Executive-Global Outsourcing since December 2002. From March 2000 until December 2002, Ms. Flanagan served as the chief operations officer for Clareon, and she was employed as senior vice president of client operations for Wright Express from February 1996 until November 1999. Ms. Flanagan has also held senior positions at Portland Glass and Melville Corporation.

Rahul Gupta has served as Senior Vice President, Division Executive-Risk Management since January 2003. From October to November 2000 and from January to August 2002, Mr. Gupta served as vice president, network/ASP services of i2 Technologies, Inc. (i2), a provider of supply chain management software. From December 2000 to December 2001, Mr. Gupta served as chief executive officer of Financial Settlement Matrix, a joint venture between i2 and several financial institutions that provided business-to-business payment services. Prior to this position, Mr. Gupta served as the president and chief operating officer for Summitt Marketing Group, a database, promotions and targeted marketing service company from January 1998 until September 2000. Mr. Gupta’s previous experience includes senior management positions at Fidelity Investments and PriceWaterhouse Consulting.

Michele J. Langstaff has served as our Senior Vice President, Human Resources and Administration since August 2003. Between 2000 and 2003, Ms. Langstaff was a principal with the Organizational Strategy Group, L.L.C., a human resources related consulting practice specializing in organizational effectiveness working with clients in North America, Latin America, Europe and Asia. From 1997 to 2000, she served as senior vice president, chief administration officer for Wells Fargo Bank. Ms. Langstaff’s previous experience includes senior positions at AT&T Corporation and Citibank, as well as several other human resource leadership positions with companies in the medical and education fields.

Kevin L. Reager has been our Senior Vice President, Division Executive-ATM Management since February 2003. Prior to joining our Company, Mr. Reager spent 15 years focused on ATM program development and management for Bank of America, serving as its senior vice president of ATM business development and account management since 1999.

Clyde L. Thomas has served as our Chief Information Officer and Senior Vice President, Technology since November 2002. From March 2000 through October 2002, Mr. Thomas served as chief information officer for Clareon. From February 1999 until February 2000, Mr. Thomas served as a partner of iDeal Partners. Mr. Thomas served on the management team of Wright Express from July 1987 to January 1999, serving most recently as its senior vice president and chief information officer. Prior to his service with Wright Express, Mr. Thomas was employed by American Airlines and Gulf Oil Corporation.

Clareon filed a voluntary petition under chapter 11 of the Federal bankruptcy laws in connection with its sale to Fleet National Bank in November, 2002. Messrs. Walsh and Thomas and Ms. Flanagan all served as executive officers of Clareon within two years of this filing.

Agreements with Deluxe
In connection with the IPO and the Spin-Off, we and Deluxe entered into various agreements that addressed the allocation of assets and liabilities between us and that defined our relationship after the separation. The agreements related to matters such as consummation of the IPO and the distribution of our stock by Deluxe, registration rights for Deluxe, intercompany loans, information technology consulting, business process outsourcing services, indemnification, data sharing, real estate matters, tax sharing and transition services. For transition services, we and Deluxe compensated each other for providing services. The transition period varied depending on the agreement, but most transition services terminated following the Spin-Off.

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

We and Deluxe made payments to each other such that the amount of taxes to be paid by us would generally be determined as though we had filed separate federal, state and local income tax returns. We are responsible for our share of any taxes with respect to tax returns that include us and our subsidiaries. In determining the amount of our tax-sharing payments, Deluxe prepared for us pro forma returns with respect to federal and applicable state and local income taxes for periods prior to 2001. We reconcile whether we owe Deluxe or Deluxe owes us money in respect of tax liabilities on a rolling basis under this agreement as these returns are filed and audits completed.

Deluxe continues to have all the rights as our parent for purposes of federal, state and local tax law and will be the sole and exclusive agent for us in any and all matters relating to our income, franchise and similar tax liabilities during the periods prior to the Spin-Off and Deluxe will have sole and exclusive responsibility for the preparation and filing of any related consolidated federal and consolidated or combined or unitary state income tax returns or amended returns. For periods prior to the Spin-Off, Deluxe retains the power, in its sole discretion, to contest, compromise or settle any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for a refund on our behalf.

Professional Services Agreement
We have entered into a master agreement with Deluxe under which we provide Deluxe with:

•	software development and maintenance services for information technology applications;

•	financial shared services including accounts receivable, accounts payable and general accounting transaction processing; and

•	data entry services.

This agreement is scheduled to expire on March 31, 2005, although it will automatically renew each year thereafter for an additional one-year term unless terminated by either party. In addition, this agreement may be terminated by Deluxe at its option if we are acquired, whether by merger or through the sale of all or substantially all of our assets, by a third party. During the term of the agreement, Deluxe will be obligated to spend $43 million per year for software development and maintenance services for information technology applications. The actual amounts paid to us by Deluxe are based on the actual number of hours of information technology services that we provide to Deluxe. If Deluxe fails to reach the $43 million spending target per year, it is obligated to make compensatory payments for a portion of our fees based on our estimates of lost margins. If Deluxe exceeds the $43 million spending target per year, Deluxe will be entitled to receive reduced rates. We also provide Deluxe with business process outsourcing services, including accounts receivable, accounts payable and other general accounting services and data entry services. The agreement provides for credits to Deluxe for unsatisfactory performance by us and bonuses for superior performance, as is typical for information technology professional services. The provision of services by us under the agreement is non-exclusive and Deluxe may contract with any third party for the provision of information technology and business process outsourcing services. We are unable to predict whether this agreement will be extended beyond its currently scheduled expiration date. If the agreement is extended, we would expect that it will be revised to reduce Deluxe’s minimum annual commitment for software development and maintenance services.

Network Access Agreement
Historically, some ChexSystems customers have elected to use the online check ordering connectivity provided by Deluxe’s printing operations to receive services provided by ChexSystems. Deluxe provided us a license to use these connections to its check printing customers in order to allow us to continue to provide our ChexSystems products to financial institutions who wish to receive these products through the Deluxe network.

The original network access agreement was scheduled to expire at the end of 2001, but it was extended through 2005 through an agreement we signed with Deluxe in November 2001. Under the extended agreement, we pay Deluxe a per-transaction fee for each electronic submission sent through its network by customers of ChexSystems. The per-transaction fee varies depending on the number of transactions submitted during any given month, subject to a minimum monthly fee of $183,333 per month during 2002, $175,000 per month during 2003, $158,333 per month during 2004 and $150,000 per month during 2005. We also pay Deluxe an hourly rate for development and electronic delivery support and a fee of $4,000 per month for standard data contribution transmissions.

ITEM 2. PROPERTIES

The following table sets forth a description of our principal facilities:

	Approximate	Owned or Lease
Location	Square Feet	Expiration Date	Function
Scottsdale, Arizona	47,550	February 2012	Corporate Headquarters
Phoenix, Arizona*	96,100	Owned	Data center
New Berlin, Wisconsin	82,600	Owned	Data center
Milwaukee, Wisconsin	82,500	November 2013	Electronic funds processing and software development
Chennai, India	18,600	January/June 2008	Software development center
Chennai, India	48,400	October 2005/July 2006	Software development center
Mumbai, India	52,500	October 2004	Customer call center
Mumbai, India	32,600	August 2006	Customer call center
Gurgaon, India	62,200	October 2004/January 2006	Shared services center
Woodbury, Minnesota	79,400	September 2012	Customer contact center, DebitBureau, professional services, and ATM management services
Toronto, Canada	27,100	October 2008	Software development center
Bothell, Washington	32,300	August 2004	Subleased
Bothell, Washington	24,700	August 2006	Vacant
Dallas, Texas	31,650	January 2004	Customer contact center

*	Approximately 42,560 square feet of this facility is leased to Deluxe.

We believe that additional space will be available at a reasonable cost to meet our expected needs.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently the subject of an investigation by the Securities and Exchange Commission (SEC) with respect to restatements of its prior period financial statements that occurred in 2002. The Company has been cooperating fully with the SEC staff and intends to continue to do so. The Company may, however, become subject to a fine or other remedies in connection with the investigation. The Company has incurred, and may continue to incur, significant legal expenses in connection with this investigation.

The Company, its former chief executive and chief financial officers and its current chief financial officer are defendants in a federal securities action (the Federal Securities Action) pending in the U.S. District Court for the District of Arizona. On December 30, 2003, the plaintiff in the Federal Securities Action filed a Consolidated Amended Complaint (the Complaint). The Complaint alleges, among other things, that during the period from July 21, 2000 through October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiffs and other members of a putative class of shareholders suffered damages as a result. On February 10, 2004, the defendants filed a motion to dismiss this action.

The Company is also a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholder Derivative Actions). The complaints allege, among other things, that certain of the Company’s current and former directors named in the complaints as defendants breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The complaints also name as a defendant the Company’s former external auditor. With the agreement of the parties, the Court has entered an order staying these actions pending the resolution of the motion to dismiss the Federal Securities Action.

The Company believes the Federal Securities Action and the Shareholder Derivative Actions are without merit and intends to vigorously defend itself. However, the Company cannot predict the outcome of these actions with certainty.

The Company, along with numerous other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs are seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees. The plaintiffs are also asking for injunctive relief to prevent further alleged violations of the Federal Act. The Company cannot predict whether the plaintiffs in this case will be successful in certifying their complaint as a class action. The Company believes that it has meritorious defenses with regard to the allegations made in this lawsuit and intends to vigorously defend this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
Through December 31, 2003, the shares of our Company were listed on the Nasdaq National Market under the symbol “EFDS.” The following table sets forth the high and low prices of our common stock, as reported by the Nasdaq National Market, for the calendar quarters indicated and the last sales price of our shares at the close of each such quarter.

2003	High	Low	Close
First Quarter	$9.46	$5.65	$6.87
Second Quarter	$13.42	$6.87	$11.55
Third Quarter	$13.45	$11.03	$12.37
Fourth Quarter	$17.95	$12.30	$17.35

2002	High	Low	Close
First Quarter	$19.10	$13.58	$16.05
Second Quarter	$18.35	$7.95	$9.48
Third Quarter	$11.98	$7.26	$9.38
Fourth Quarter	$10.05	$7.25	$9.11

The shares of our Company are currently listed on the New York Stock Exchange under the symbol “EFD.” The closing price of our shares on February 17, 2004 was $17.15. As of February 17, 2004, we had 9,569 record holders of our common stock.

Dividend Policy
We have never paid a dividend on our common stock and do not presently anticipate doing so.

Annual Meeting
The annual meeting of our stockholders will be held at 12:00 p.m. Scottsdale, Arizona time, on May 20, 2004, at The Boulders, 34631 North Tom Darlington Drive, Carefree, Arizona, 85377.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The selected statement of operations data shown below for each of the years in the five-year period ended December 31, 2003 and the selected balance sheet data for each of the five years ended December 31, 2003, are derived from our audited consolidated financial statements.

	Year Ended December 31,
(in thousands, except per share data)	2003	2002	2001	2000 (2)	1999 (2)
Statement of Operations Data:
Net revenue (1)	$532,054	$543,107	$537,159	$439,299	$322,367
Operating expenses (1)	493,344	507,688	486,338	430,923	323,455

Income (loss) from operations	38,710	35,419	50,821	8,376	(1,088)
Other income (expense)	1,157	734	171	(1,594)	(1,552)

Income (loss) before income taxes	39,867	36,153	50,992	6,782	(2,640)
Provision for income taxes	(10,959)	(11,599)	(17,653)	(3,299)	(5,586)

Net income (loss)	$28,908	$24,554	$33,339	$3,483	$(8,226)

Net income (loss) per share — basic	$0.62	$0.53	$0.72	$0.08	$(0.21)

Net income (loss) per share — diluted	$0.61	$0.53	$0.70	$0.08	$(0.21)

Shares used in computing:
Net income (loss) per share — basic	46,854	46,588	45,985	42,788	40,000
Net income (loss) per share — diluted	47,239	46,738	47,445	42,867	40,000

(1)	All years include the effects of the adoption of EITF Issue No. 01-14 as outlined in Note 2 to the consolidated financial statements.

(2)	Prior to 2000, purchase and sale transactions between us and Deluxe were executed at either current market pricing or agreed-upon transfer prices and Deluxe allocated expenses to us for the cost of corporate services provided. These common costs to us and Deluxe were allocated because specific identification of the actual costs incurred was not practicable. We and Deluxe believed that this allocation method was reasonable. During 2000, certain of the costs for these support functions were incurred directly by us. The remaining corporate services provided by Deluxe were allocated to us based on estimates of the costs that would have been incurred by us if we were a stand-alone, independent company. The allocation of costs to us by Deluxe ceased at the Spin-Off in December 2000.

	December 31,
(in thousands)	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$158,106	$119,487	$101,871	$78,731	$35,849
Working capital	162,702	149,795	118,641	70,899	25,607
Total assets	512,337	459,418	442,916	389,132	289,929
Long-term debt, excluding current portion	1,667	1,338	2,529	2,244	3,597
Stockholders’ equity	401,662	363,520	334,315	286,165	199,105

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with an executive overview of our business. This overview includes a description of our business goals, the business models for our segments, key events of 2003 and certain trends, risks and challenges. We then discuss our results of operations for 2003 and 2002 compared to 2002 and 2001, respectively. This is followed by a discussion of our liquidity and capital resources, including cash resources, sources and uses of cash and commercial commitments. We conclude with a discussion of Critical Accounting Policies and Estimates that we believe are important for the reader to understand our reported financial results and our business outlook for 2004.

You should read the MD&A together with “Selected Financial Data” and our consolidated financial statements and the notes to those financial statements included in this annual report. In addition to historical and pro forma information, the MD&A contains forward-looking information that involves risks and uncertainties. Our actual future results could differ materially from those presently anticipated due to a variety of factors, including those discussed in Exhibit 99.1 to this Annual Report on Form 10-K. The forward-looking statements included in this discussion do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that may be completed after March 15, 2004.

EXECUTIVE OVERVIEW

Our Business
Our goal is to enable trusted commerce by delivering integrated information, payment and technology solutions that strengthen our customers’ overall profitability through increased revenue, reduced costs and improved operating efficiency and technology performance. Our principal focus is on issuers of transaction accounts, such as financial institutions, financial services companies, electronic funds networks, retailers, government agencies, eCommerce providers, telecommunications companies and other businesses.

We deliver our information, payment and technology solutions through the four basic capabilities or competencies and through combinations of these products and services. Our most profitable business segments are Electronic Payments and Risk Management, although our Global Outsourcing and ATM Management segments also contribute to our overall value proposition. One of our goals for 2004 and beyond is to enhance our ability to market and sell comprehensive solutions incorporating multiple elements of the products and services offered by our business lines to our customers. The business model of each of our segments is summarized below.

Electronic Payments
This segment derives its revenue based upon our customers’ needs to process electronic debit transactions. The majority of this segment’s revenue is derived from processing debit transactions that originate at an ATM or point-of-sale device. The remaining revenue is derived from the licensing of the EFT software used to process electronic debit transactions. The provision of EFT processing services requires substantial capital investment for computers and related peripherals, maintenance, system modifications and upgrades, security and redundancy. Although these requirements add barriers to competitive entrance, they also create a relatively high ratio of fixed operating costs to total costs. Processors are also required to maintain significant cash reserves to cover temporary imbalances in the flow of funds associated with electronic funds transfers. Additionally, the software applications used for processing at our data centers and which we license to our software customers are primarily developed in-house and require frequent compliance updates and competitive upgrades, creating a dependence upon experienced and qualified IT personnel. Other operating expenses include telecommunications costs to support the transmission of electronic debit transactions and settlement. The acquisition of Oasis in November 2003 expanded this segment’s software offering from legacy platforms to lower cost open platforms. When evaluating the performance of this business, we focus primarily on increasing its recurring revenue base through, among other things, the retention of our current processing customers and the acquisition of new processing relationships. Expanding our software sales and establishing a processing presence in foreign markets are also areas of management emphasis.

ATM Management
Our ATM Management segment derives its revenues from the use, sale and maintenance of ATMs. Surcharge and interchange revenue represented the majority of our revenue from this segment in 2003. Equipment sales are non-recurring and, along with branding fees, represent a minority of the revenue in this segment. Operating costs in this segment primarily include processing and telecommunication costs, the cost of the equipment we sell and the residual payments we make to the merchants where the ATMs we manage are deployed. Our primary goal for this business is to continue to improve its margins by lowering costs and providing additional services.

Risk Management
This segment derives its revenue from database inquiries by financial institutions and retailers seeking to comply with regulations and/or mitigate the risk associated with accepting checks, providing credit or opening debit accounts for new consumers. Revenue from financial institutions represented the majority of this segment’s revenue in 2003 and the balance was derived from retail customers using our check verification service. Operating costs generally include data acquisition costs and the cost of technology and regulatory compliance infrastructure and customer support centers. Our primary efforts in managing this business are directed towards increasing its revenues by improving customer usage rates and expanding our product suite.

Global Outsourcing
Our global outsourcing business derives its revenues from the need of companies to remain competitive through reducing costs while maintaining or improving service levels. Revenues in this segment are from a variety of business process outsourcing services (such as call centers, application processing and data entry) and IT outsourcing. Operating costs in this segment are primarily related to employee expense and telecommunications and facilities costs. Our principal goal for this business is to expand its customer base in our core target markets of financial service, retail and telecommunications companies in our BPO solutions area.

Key Events in 2003

•	A new team of senior business executives was recruited to streamline our operations, reduce our costs, improve the customer focus of our business and to prepare our Company for growth in the future.

•	Revenue was adversely impacted by the expiration of significant government and processing contracts in 2002 and a decline in the revenues we received from Deluxe.

•	We initiated multiple business process initiatives to improve processes and identify cost savings, resulting in reduced operating expenses.

•	We established strategic distribution alliances for our processing business with MasterCard and BISYS.

•	Industry consolidation and strong competition resulted in pricing pressures.

•	We acquired Oasis Technology Ltd., providing us with open systems software capability, a global distribution network and over 100 international software customers.

•	We established Return on Invested Capital as a key corporate performance measurement tool for 2004 and beyond.

•	We renewed our EFT processing contracts with CitiShare and CO-OP.

•	We began providing electronic benefit transfer (EBT) services as a prime contractor in the states of Alabama, Missouri and North Carolina.

•	We refined our long-term strategy to focus on maximizing the value of consumer transaction accounts and increasing the inter-dependency of our business lines.

•	We retained KPMG LLP as our independent auditor as the successor to Deloitte & Touche LLP.

•	We added Richard J. Almeida as a member of our Board of Directors.

Trends
Our strategic planning and forecasting processes include the consideration of economic, industry-wide and Company specific trends that may impact our customers, competitors and our operations. We have identified the more material positive and negative trends affecting our business below:

•	increased fraud and identity theft and regulatory requirements are driving an increasing need for risk management products;

•	consolidation in the industries we serve is resulting in increasing competition and pricing pressures;

•	increased outsourcing as a means to control costs is driving an outsourcing demand;

•	there is growing political opposition to the use of offshore outsourcing services;

•	a continued shift in the mix of payment mechanisms toward debit transactions is driving a need for electronic payment solutions and associated risk management services;

•	our sales of IT outsourcing services has been declining;

•	the rate of new ATM deployment and per ATM transaction volumes in the United States is declining;

•	ATM markets outside the United States are growing; and

•	our India operations are experiencing increasing compensation costs and employee attrition rates as competition increases.

Risks and Challenges
In addition to the trends affecting our industry and Company as noted above, we consider risks and challenges that could impact the Company’s future financial results, including the following and those described in Exhibit 99.1 to this Annual Report on Form 10-K:

•	We are unable to predict the results of the investigation by the SEC, the pending stockholders litigation or the purported class action litigation filed in Florida.

•	Estimates of future financial results are inherently unreliable.

•	Consolidation in the industries we serve may adversely affect our ability to sell our products and services.

•	Our efforts to improve the margins of our ATM Management business may not be successful.

•	Our ability to expand through acquisitions involves risks and may not be successful.

•	We face intense competition in all areas of our business, and if we do not compete effectively, our business will be harmed.

•	If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which would harm our business and reputation and result in the loss of customers.

•	Legislation or regulation could harm our ability to collect and use data, increase our operating costs or otherwise harm our business.

•	If the security of our databases is compromised, our reputation could suffer and customers may not be willing to use our products and services.

•	We may experience software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability.

•	There are a number of risks associated with our international sales and operations that could harm our business.

•	Changes in Indian tax laws could adversely affect our results of operations.

•	We face termination and compliance risks with respect to our government contracts.

•	We may be unable to protect our intellectual property rights.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results for the three years ended December 31, 2003:

				% Change
(dollars in thousands)	2003	2002	2001	’03-’02	’02-’01
Net revenue	$532,054	$543,107	$537,159	(2.0)%	1.1%

Operating expenses:
Processing, communication and service costs	230,724	226,151	199,007	2.0	13.6
Employee costs	179,896	185,719	205,588	(3.1)	(9.7)
Depreciation and amortization	35,385	36,972	39,952	(4.3)	(7.5)
Other operating costs	46,780	44,321	41,091	5.5	7.9
Restructuring, asset impairment and other charges	4,209	16,525	3,200	(74.5)	*
Reversal of provision for contract losses	(3,650)	(2,000)	(2,500)	82.5	(20.0)

Total operating expenses	493,344	507,688	486,338	(2.8)	4.4

Income from operations	38,710	35,419	50,821	9.3	(30.3)
Other income — net	1,157	734	171	57.6	*

Income before income taxes	39,867	36,153	50,992	10.3	(29.1)
Provision for income taxes	(10,959)	(11,599)	(17,653)	(5.5)	(34.3)

Net income	$28,908	$24,554	$33,339	17.7	(26.4)

*	Represents an increase or decrease in excess of 100%.

Net Revenue

Net revenue by reportable segment and for the Company as a whole for the three years ended December 31, 2003 was as follows:

				% Change
(dollars in thousands)	2003	2002	2001	’03-’02	’02-’01
Net revenue
Electronic payments	$183,556	$210,698	$245,216	(12.9)%	(14.1)%
ATM management	139,797	115,597	73,922	20.9	56.4
Risk management	133,129	128,962	125,251	3.2	3.0
Global outsourcing	75,572	87,850	92,770	(14.0)	(5.3)

Total net revenue	$532,054	$543,107	$537,159	(2.0)	1.1

Electronic Payments
Processing revenue decreased in both 2002 and 2003 primarily due to the termination of processing services previously provided to the STAR network following the licensing of our EFT software to STAR in the third quarter of 2001. Processing revenues from the STAR network were approximately $17 million in 2002 and approximately $27 million in 2001. Our contract to provide Medicare eligibility verification services to the state of New York also expired at the end of 2002. Revenues from this contract were approximately $12 million in 2002. The revenues from the additional EBT contracts we obtained in 2003 did not completely offset the loss of revenue on the expired New York contract. In 2004, we expect that our processing revenues from financial institutions will increase due to increased volumes. This increase will be somewhat offset by a decline in revenues from our government services business due to contract expirations.

We acquired Oasis Technology Ltd. (Oasis) in November of 2003. Incremental software revenues in 2003 from this acquisition were approximately $3 million. The revenue from Oasis was more than offset by a general decline in software license fee revenues from 2002 to 2003. The licensing of our EFT software to the STAR network is reflected in our software revenue in 2001. We would not expect to see software sales of this magnitude to recur, although we expect software revenues to increase in 2004 due to the acquisition of Oasis. The following table illustrates our revenue generated from software sales:

	Year Ended December 31,
(in thousands)	2003	2002	2001
License fees	$10,414	$12,835	$42,447
Maintenance	13,100	13,362	13,457
Software modifications	7,207	6,793	9,373

	$30,721	$32,990	$65,277

ATM Management
ATM processing revenue increased approximately $19 million in 2003 as compared to 2002 due to our receipt of a full year of revenue from the acquisitions we completed in this segment in 2002. Equipment sales and branding revenues also increased in 2003 over 2002. We are redirecting the focus of this business towards offering an end-to-end ATM portfolio management service to financial institutions and retailers. We do not presently anticipate acquiring additional ATM service providers in 2004 and we expect revenues from this segment to increase modestly in 2004, largely from the sale of ATM managed services.

The increase in ATM revenue from 2001 to 2002 is due primarily to incremental revenues of approximately $38 million from the acquisitions of additional ATM networks in 2002.

Risk Management
Revenues from our ChexSystems(SM) suite of products increased for both 2003 as compared to 2002 and 2002 as compared to 2001, primarily due to inquiry volume growth driven by our marketing campaign to encourage better customer screening by financial institutions in light of the USA Patriot Act. For both years, the increase in revenues from ChexSystems was partially offset by declines in sales of our SCAN(SM) and collection products over the prior year. The decrease in revenues from SCAN products was attributable primarily to pricing concessions in 2003 and the loss of customers in 2002. We expect that revenues from ChexSystems and our fraud protection products will continue to increase in future periods and that the customer base for our SCAN products has stabilized.

Global Outsourcing
Revenues from information technology (IT) services provided under our contract with Deluxe declined approximately $15 million in 2003 as compared to 2002. In accordance with our agreement with Deluxe, a minimal short-fall fee, based upon a formula in the contract reflective of our estimated lost profits, was billed to Deluxe as it failed to reach the minimum target level of $43 million for software development services for the year. Revenue from other IT services declined approximately $7 million from 2001 to 2002 as a result of our decision in 2001 to suspend sales and marketing efforts on our stand-alone information technology development services. We expect to finalize our IT services strategy in 2004.

Business process outsourcing (BPO) revenues, which include outsourcing and customer contact center services, increased approximately $3 million in 2003 as compared to the prior year due to the expansion of services provided under existing BPO contracts. We expect growth in our BPO business will come from the acquisition of new clients and the continued expansion of the services offered to existing clients. This business features, however, lengthy sales cycles and so we expect that any ramp-up of revenues will occur relatively gradually.

Business Segment Margin Contributions

The following table presents our operating income (loss) by segment, unallocated corporate expenses and consolidated operating income for the three years ended December 31, 2003:

				% Change
(dollars in thousands)	2003	2002	2001	’03-’02	’02-’01
Operating income (loss)
Electronic payments	$42,490	$64,625	$76,267	(34.3)%	(15.3)%
ATM management	101	(4,243)	(5,502)	*	(22.9)
Risk management	38,321	15,872	15,560	*	2.0
Global outsourcing	3,879	14,796	9,507	(73.8)	55.6
Corporate	(46,081)	(55,631)	(45,011)	(17.2)	23.6

Total operating income	$38,710	$35,419	$50,821	9.3	(30.3)

*	Represents an increase or decrease in excess of 100%.

Electronic Payment
Margins in 2003 were adversely impacted by the expiration of processing and government service contracts during the latter part of 2002. Competitive pressures led to pricing concessions in 2003, offsetting the impact of increasing volumes and resulting in a degree of margin contraction. Additionally, performance-based compensation expense increased approximately $4 million in 2003 as bonus incentives were not accrued in 2002. Higher margin software revenues declined approximately $2 million in 2003. We expect operating income from this segment to decline slightly in 2004 as compared to 2003 as, unlike 2003, we do not expect to record reversals of the provision for government services loss contracts during 2004.

In 2002, $3.2 million in restructuring and asset impairment charges attributable to this segment were largely offset by an approximately $3 million reduction in performance-based compensation expense as compared to 2001. The reduction seen in 2002 in higher margin software revenue was largely offset by cost reduction measures implemented in 2001 and 2002, including the relocation of contact center work to our Indian operations. The loss of STAR network processing revenues in the last quarter of 2002 resulted, however, in additional margin contraction.

ATM Management
The increase in the margins of this business in 2003 is the result of a focus on improving equipment sales margins and expanding our sales of branding services. We will seek to further improve the margins in this business in future periods by offering ATM management services to large retailers and financial institutions. We expect margins from this business to continue to increase in 2004.

Margin improvement from 2001 to 2002 was primarily the result of our efforts to integrate the ATM businesses we acquired in 2001.

Risk Management
The margin improvement during 2003 is due to the elimination of low margin product lines and the reduction in employee and third party costs through initiatives such as the transition of contact center work to our Indian operations. In addition, restructuring costs of $5.0 million were charged to this segment during 2002 compared to $0.8 million in 2003. We expect a continued increase in the margins from this segment in 2004 as a result of a full year of cost savings.

The $5.0 million of restructuring and asset impairment charges we recorded in this segment in 2002 related to severance, lease expense and asset impairments, as compared to $3.2 million recorded in 2001 for the closure of our former Bothell, Washington facility. The increase in restructuring costs in 2002 was offset by an approximate $2 million reduction in expense recorded for performance-based compensation from the amounts recorded during 2001.

Global Outsourcing
The results of this segment for 2003 were adversely impacted by the reduction in IT outsourcing and BPO services provided to Deluxe, pricing concessions on existing contracts and increases in compensation costs. We expect a modest improvement in the margins of this business in 2004 from a combination of the restructuring of our IT services group and new BPO contracts.

The improvement in operating margin from 2001 to 2002 was due primarily to an approximate $5 million reduction in performance-based compensation expense.

Corporate
Unallocated corporate overhead includes, among other things, executive leadership costs, investor relations, general legal, consulting and accounting and finance costs and certain technology costs. The decrease in expenses seen in 2003 over 2002 is primarily due to $6.8 million in severance benefits and lease impairment charges that were recorded in 2002. Approximately $0.4 million of the 2002 accrual for the lease impairment was reversed in 2003 due to the subletting of the associated facilities. Expenses were more in 2002 as compared to 2003 due to the additional costs incurred in the latter part of 2002 for the transition of executive leadership and the relocation of certain administration functions from Wisconsin to Arizona. We expect corporate expenses to be relatively flat in 2004.

The increase in corporate expenses from 2001 to 2002 is primarily related to increased professional service fees associated with the SEC inquiry and the accounting review we completed in the fourth quarter of 2002 as well as the $6.8 million of restructuring and asset impairment charges we recorded in 2002. Expenses for facility rental costs related to the expansion of our facilities in Scottsdale, Arizona and for corporate insurance and employee health benefits also increased. These increases were partially offset by an approximately $2 million reduction for performance-based compensation and the elimination of goodwill amortization expense. We recorded approximately $4 million of goodwill amortization expense in 2001.

Operating Expenses

Operating expenses for the three years ended December 31, 2003 were as follows:

				% Change
(dollars in thousands)	2003	2002	2001	’03-’02	’02-’01
Operating expenses:
Processing, communication and service costs	$230,724	$226,151	$199,007	2.0	13.6
Employee costs	179,896	185,719	205,588	(3.1)	(9.7)
Depreciation and amortization	35,385	36,972	39,952	(4.3)	(7.5)
Other operating costs	46,780	44,321	41,091	5.5	7.9
Restructuring, asset impairment and other charges	4,209	16,525	3,200	(74.5)	*
Reversal of provision for contract losses	(3,650)	(2,000)	(2,500)	82.5	(20.0)

Total operating expenses	$493,344	$507,688	$486,338	(2.8)	4.4

*	Represents an increase or decrease in excess of 100%.

Processing, communication and service costs
This category includes the cost of transaction processing, telecommunications, computer equipment and promotional services. This category also includes residual payments, or the payments we make to the occupants of the property where the ATMs that we own or manage are located.

During 2003, ATM processing and service costs increased approximately $16 million due to a full year of processing volume for the ATM network acquisitions that we completed in 2002. This increase was offset by a decrease in third party costs of approximately $6 million due to the migration of support services for our Risk Management business to our India operations. Additionally, equipment rental and maintenance and telecommunications costs were reduced approximately $6 million due to contract renegotiations.

During 2002, telecommunications and residual payments increased along with the increase in ATM processing revenues associated with the ATM network acquisitions in 2001 and 2002.

Employee costs
Employee compensation, payroll taxes and medical expenses decreased approximately $19 million during 2003 due primarily to a 900 person reduction in U.S. headcount. Company-wide headcount increased from approximately 4,400 at December 31, 2002 to 5,200 at December 31, 2003 as a result of the migration of business processes to our India facilities and increased demand for our outsourcing services. At December 31, 2003 more than 65% of our employees were located in India. Performance-based compensation was reinstituted in 2003 resulting in an increase to compensation costs of approximately $12 million over 2002. We expect future employee costs and headcount to increase in 2004 in connection with new BPO business.

Employee costs decreased approximately $13 million in 2002 compared to 2001 due primarily to the elimination of performance-based employee compensation for 2002 as a result of reduced revenue and earnings expectations. We also began to experience cost savings late in 2002 from our restructuring efforts and the curtailment of travel expenditures.

Depreciation and amortization
These costs represent depreciation of facilities and equipment and the amortization of intangible assets, such as capitalized software costs and acquired contracts. The decrease is due primarily to a reduction in depreciation expense as a result of the sale of buildings during 2003. Upon reclassification of the buildings and related assets as held for sale in the third quarter of 2002, depreciation of those assets ceased. Depreciation on these assets was $0.9 million in 2001, $0.8 million in 2002 and zero in 2003. Additionally, we recorded goodwill amortization of approximately $4 million 2001. Such amortization ceased in 2002 in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

Other operating costs
Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt, and certain administrative costs. External consulting costs increased approximately $5 million during 2003 over 2002 due to on-going strategic planning and business performance efficiency initiatives. This increase was offset somewhat by reductions in legal and accounting expense of approximately $2 million. We expect to continue to incur expenses for legal services associated with the SEC inquiry and stockholder litigation in 2004 and for external consultants related to the business improvement initiatives we commenced in early 2003.

During 2002, other operating costs increased primarily due to an increase in professional services associated with responding to the SEC inquiry and the accounting review we completed in the fourth quarter of 2002. These increases were partially offset by a reduction in bad debt expense based upon a change in estimates used for our calculation of the allowance for doubtful accounts.

Restructuring, asset impairment and other charges
During 2002, we initiated a significant effort to reduce our cost structure by eliminating unprofitable product lines, improving our internal business processes and increasing the utilization of our India based resources. These measures resulted in restructuring and asset impairment charges of $16.5 million. The charges were comprised of expected severance benefits totaling $4.5 million for the elimination of approximately 300 positions primarily in the United States, impairment of fixed assets totaling $5.1 million (including a $3.0 million charge to write-down a building in Glendale, Wisconsin that was held for sale), lease related costs of $4.8 million related to the consolidation of facilities and a charge of $2.1 million for software impairment related to products that were discontinued.

During 2003, we reversed $0.9 million of the lease related charges we recorded in 2002 to reflect the successful subletting of a portion of the properties subject to those leases. Due to the business process improvement initiatives identified during 2003, we recorded restructuring charges for severance benefits of $3.6 million. We also recorded a $1.5 million charge for the write-off of in-process research and development in connection with our acquisition of Oasis. The in-process project relates to a product that assists card issuers in managing customer cards, generating billing statements, tracking account authorization, calculating overdrafts, issuing new cards and performing various other tasks. This product is scheduled to be released in the latter half of 2004. We could record similar charges in 2004.

Results for 2001 included a restructuring charge of $3.2 million related to the closure of our former Bothell, Washington facility.

Reversal of provision for contract losses
In 2003, we recorded a $3.7 million benefit related to a reduction in our estimate of future losses on certain government EBT contracts. Similar net benefits of $2.0 million and $2.5 million were taken in the third quarters of

2002 and 2001, respectively. Actual results have been better than previously estimated due primarily to higher case counts and savings on costs such as telecommunications. The government service contracts for which the loss reserve was established are approaching their expiration dates and, accordingly, the balance of the loss contract reserve has declined substantially. At December 31, 2003 the balance of this reserve was approximately $2 million.

Other income — net
Other income — net primarily includes interest and investment income that is enhanced or reduced by gains and losses on the disposal of assets, interest and investment expense and foreign currency translation adjustments. Interest earned on cash and cash equivalents was $2.1 million in 2003, $1.7 million in 2002 and $2.8 million in 2001.

Provision for income taxes
The annualized effective tax rates for 2003, 2002 and 2001 were 27.5%, 32.1% and 34.6%, respectively. The decrease in our effective tax rate from 2002 to 2003 reflects the benefit of certain permanent deductions taken by the Company in 2003, some of which related to prior tax years. The decrease in our effective tax rate from 2001 to 2002 was primarily a result of the cessation of goodwill amortization in 2002 as this expense was non-deductible for tax purposes. We expect our annualized effective tax rate to approximate 30% in 2004.

Our effective tax rate is largely determined by our Indian subsidiary’s proportional share of our projected consolidated income. Our Indian software development and business process outsourcing operations qualify for tax incentives associated with businesses that operate within designated geographic locations within India. These incentives generally provide us with exemptions from Indian income tax on certain business income generated from these operations and phase out through March 2009. The effect of these tax incentives was to reduce our income tax expense by approximately $2.7 million in 2003, $2.7 million in 2002 and $5.8 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Overview
Information about our financial position as of December 31, 2003 and 2002 is presented below:

			% Change
(dollars in thousands)	2003	2002	’03-’02
Cash and cash equivalents	$158,106	$119,487	32.3%
Long-term debt due within one year	5,586	1,401	*
Long-term debt	1,667	1,338	24.6
Stockholders’ equity	401,662	363,520	10.5
Net working capital	162,702	149,795	8.6

*	Represents an increase or decrease in excess of 100%.

Cash Resources
In 2004, we expect our beginning cash balance and cash provided from operations in 2004 to be sufficient to meet our normal operating commitments and to fund planned capital expenditures and acquisitions. Cash and cash equivalents at December 31, 2003 included cash in ATMs of approximately $7 million and cash in India of approximately $14 million. The funds in India are held in Indian bank accounts denominated in Indian rupees or U.S. dollars. These funds are available for use in our Indian operations and investments. We consider these funds to be permanently invested and have no current intention of repatriating them to the United States of America.

As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with an ATM, point-of-sale or EBT transaction and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due us are included in cash on our consolidated balance sheets. As of December 31, 2003, approximately $23 million of settlement payments were due to us and we received these funds in early January 2004. We are required to maintain sufficient cash on hand to fund the daily settlement advances we make against the payments we receive through the settlement process. The typical overnight settlement balance due to us ranges from $5 million to $30 million. We also seek to maintain an additional cash balance of approximately $35 million to ensure that we can advance funds to our processing customers if unusual circumstances prevent us from timely processing their settlement files. We are considering an overnight credit facility to fund these obligations.

We have vault cash agreements with various financial institutions that provide cash to certain of the ATMs owned or managed by us. Although some portion of this cash may be physically located in the ATMs that we own or manage, these funds are not included in cash and cash equivalents on our consolidated balance sheet because we do not take title to it under the bailee/bailor relationship as established by the agreements. Based upon the daily outstanding balance of funds provided to the ATMs, we generally pay a monthly fee ranging from prime, as defined, plus one half percent up to prime plus 5%. We indemnify the financial institutions against any loss of the vault cash in the ATMs. One of the agreements requires us to maintain a security amount equal to 1% of the daily outstanding balance. The average monthly rate paid during 2003 approximated 7%. The agreements may be terminated upon notice by either party and have various expiration dates through March 2005. Cash provided at December 31, 2003 pursuant to agreements with third-party vault cash providers was approximately $41 million.

We do not currently anticipate using our funds to pay cash dividends or repurchase our stock during 2004.

The following table sets forth our contractual cash obligations as of December 31, 2003 in total and for the time periods specified. Our long-term debt consists principally of capital lease obligations related to equipment.

	Payments Due by Period
		Less than			More than
(in thousands)	Total	1 year	1-3 Years	3-5 Years	5 Years
Capital lease obligations	$7,253	$5,586	$1,602	$65	$—
Operating lease obligations[1]	59,027	12,513	23,367	15,805	7,342
Vendor obligations	89,517	42,594	46,923	—	—

Total	$155,797	$60,693	$71,892	$15,870	$7,342

[1] Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $4.2 million due in the future under non-cancelable subleases.

Purchase orders for goods and services are not included in this table. Our purchase orders may represent authorizations to purchase rather than binding agreements and are based upon current service needs and are generally fulfilled by our vendors within one or two months. For the purposes of this table, contractual obligations for purchases of services are defined as agreements that are enforceable and legally binding and that specify all significant terms, such as fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction.

We are party to certain other contracts with third parties whereby the third party provides services to us. These services are operational in nature and our obligations under these contracts vary from period to period based on our utilization of these services. These commitments are not reflected in the table above as the associated amounts are not currently determinable.

Sources and Uses of Cash
The following table sets forth a summary of our cash flow activity for the three years ended December 31, 2003 and should be read in conjunction with our consolidated statements of cash flows:

	Summary of Cash Flows
	Years Ended December 31,
(in thousands)	2003	2002	2001
Cash provided by operating activities	$73,448	$74,792	$85,022
Cash used in investing activities	(37,848)	(57,470)	(72,555)
Cash provided by financing activities	3,019	294	10,673

Net increase in cash and cash equivalents	$38,619	$17,616	$23,140

Our current priorities for use of our cash are:

•	investment in high return capital and operational projects with the intention of increasing our product delivery and operational effectiveness, enhancing our product suite and the redundancy of our systems;

•	complementary acquisitions; and

•	ensuring we can fund our settlement obligations.

Operating Activities
Our primary source of liquidity is the profits we generate from our business. Operating cash outflows include payments to vendors for processing and telecommunications services, consulting services and supplies. We also pay salaries and benefits to our employees and income taxes.

The cash we earned from operating activities was approximately the same for 2003 and 2002. Performance-based bonuses were not accrued in 2002 and therefore not paid during 2003, resulting in a positive impact to cash flow in 2003. Performance-based bonuses were, however, accrued at the end of 2003 and we paid these bonuses during the first quarter of 2004. The 2003 benefit from the elimination of incentive payments for 2002 was offset somewhat by a decrease in our accounts payable, primarily as a result of the migration from the use of vendors for outside services to the utilization of our employee workforce in India and to a general reduction in expenses overall.

In 2001, cash flows from operating activities were positively impacted by greater net income and by the lapse of certain restrictions on our cash. We reclassified approximately $29.5 million of cash from restricted to unrestricted primarily due to the ATM vault cash we had provided to Access Cash International LLC (ACI) prior to our acquisition of the company in the fall of 2001.

Investing Activities
Cash from investing activities generally includes cash effects from the sale or acquisition of assets. During 2003 we used approximately $27 million to acquire Oasis and approximately $22 million to purchase fixed assets and develop software. These expenditures were offset by approximately $13 million in proceeds we received from the sale of buildings that were classified as held for sale at December 31, 2002.

We used less cash in investing activities in 2003 as compared to 2002 and 2001 because we spent less money on acquiring businesses, buying fixed assets and developing software. We used approximately $35 million in 2002 for the acquisition of four ATM networks and approximately $41 million in 2001, primarily to complete our acquisition of ACI. We expect to acquire complementary businesses in 2004, but we cannot predict the amount we will spend on this activity with certainty. We also expect our capital expenditures to increase to approximately $40 million in 2004 from the $22 million we recorded in 2003, primarily as a result of the re-architecture of our technical infrastructure and product development activities.

Financing Activities
We receive financing funds from the exercise of stock options and the sale of our shares through our employee stock purchase plan. Financing outflows generally include the repayment of debt. In 2003, we used cash to repay debt of approximately $3 million. These payments were more than offset by the approximately $6 million in proceeds we received from the exercise of stock options and the sale of shares through our employee stock purchase plan.

We received approximately $3 million and $11 million in 2002 and 2001, respectively, from the exercise of stock options and the sale of shares through our employee stock purchase plan. We used cash to repay debt of approximately $3 million and $9 million in 2002 and 2001, respectively. In 2001, approximately $9 million in time deposit funds was released that had previously been held as collateral to support our guarantee of an Indian facility.

We cannot predict how much cash we will receive from option exercises and employee stock purchases in 2004, but we would generally expect the amounts generated from these sources to be consistent with our experience in 2003.

Commercial Commitments
The following table sets forth our future commercial commitments as of December 31, 2003:

	Commitment Expiration by Period
(in thousands)	Total	2004	2005	2006	2007	2008	Thereafter
Letters of credit and other	$1,678	$1,155	$509	$14	$—	$—	$—
Guarantees	964	50	256	434	213	11	—
Performance bonds	14,426	12,585	1,571	270	—	—	—

Total commitments	$17,068	$13,790	$2,336	$718	$213	$11	$—

Prior to our acquisition of ACI in 2001, we had committed to guarantee up to approximately $1.8 million of equipment lease payments for ACI’s Canadian customers and as of December 31, 2003, were guaranteeing lease payments amounting to approximately $1 million. Through December 31, 2003, we have been required to make payments of $128,000 pursuant to these guarantees.

We use cash collateral to secure letters of credit we issue in the ordinary course of business. We had $1.2 million in letters of credit outstanding at December 31, 2003, mostly related to leases. These letters of credit were secured by $1.3 million in cash collateral. We have also pledged $0.5 million of time deposits as collateral related to the guarantee of performance on a customer contract and certain obligations related to local government requirements.

In connection with our government services business, collection and ATM placement activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at December 31, 2003 was $14.4 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, reserves and allowances, income taxes and stock-based compensation. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
Our net revenues consist of fees for transaction processing and related services, risk management, software and data licensing, maintenance and support, government services, and information technology consulting and business process outsourcing services. Revenue arrangements entered into subsequent to June 15, 2003 with multiple deliverables are divided into separate units of accounting. A delivered item is considered a separate unit of accounting if the item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered item and delivery of the item is considered probable and substantially in our control if a general right of return on the delivered unit exists. The total consideration associated with the arrangement is allocated among each of the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria is considered separately for each unit of accounting. Our revenue recognition policies for the various types of fees our business receives are as follows:

•	Transaction processing and service fees are recognized in the period that the service is performed. These services consist of processing our customers’ electronic debit transactions and settling the funds with the financial institutions involved in the transactions. These services also include monitoring ATMs to alert our customers when potential problems occur. Transaction processing and service fees are charged on a per transaction basis, depending on the contractual arrangement with the customer. Government services fees are recognized in the period services are provided based on monthly fees per benefits recipient.

•	In connection with the provision of services in the ATM management services segment, we earn surcharge and interchange fees as the primary service provider. Surcharge fees are the familiar fees the user of an ATM pays at the time of a transaction. Interchange fees are paid by that user’s financial institution. We assume the credit risk associated with collection of these fees. Generally, our arrangements call for us to pay a fee to the occupants of the property at which the ATM is physically located. The amount of this fee typically has some relationship to the surcharge and interchange fees that are collected by us on individual transactions. Based upon the underlying contractual provisions to our arrangements, we record the surcharge and interchange fees that we collect at their gross amounts as revenue and the residual payments to the occupant of the property at which the ATM is physically located is recorded as a processing, communication and service cost.

•	Risk management fees are recognized as revenue in the period the services are provided. Risk management services consist of new account applicant and check verification screenings to manage the risk associated with account openings and check acceptance. Risk management fees are based on the number of inquiries against the databases used for screening purposes or monthly fees based on the net monthly sales of the retailer using our check verification products or other similar measures, depending on the product and service.

•	We provide professional services consisting of information technology consulting and business process outsourcing services. Revenue from providing these services is generally recognized under one of two methods, depending on the relevant contractual terms. Under the time and materials method, which is applied to nearly all of our professional services contracts, revenue is based on a fee per hour basis and is recognized as hours are completed. Under the fixed contract method, a pre-set fee is agreed upon for a project and revenue is recognized proportionately to the percentage of completion of the project. If the information technology consulting services involve the significant customization of software that has been licensed from us, the license fee and related service fees are also recognized proportionately to the percentage of completion of the project.

•	Software and data license fees for standard products are recognized when a license agreement has been signed, the license fee is fixed and determinable, collectibility of the license fee is probable, delivery has occurred and there are no uncertainties surrounding product acceptance. If a license contains customer acceptance criteria for which significant uncertainties exist, the revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Certain software products include multiple modules and the license fee charged to the customer is based on the modules licensed. If a customer contract requires that we deliver multiple elements, then upfront fees are recognized as revenue if vendor specific objective evidence of fair value exists for each of the undelivered elements. If vendor specific objective evidence of fair value does not exist, then the total fees of the arrangement are recognized over the term of the related agreement based upon delivery of all essential elements.

•	Software maintenance and support revenue is recognized ratably over the term of the contract or as the services are provided.

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

Capitalized software
We capitalize the cost of software developed or obtained for internal use once the preliminary project stage has been completed, management commits to funding the project and it is probable that the project will be completed and that the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and the software is ready for its intended use. Software developed or obtained for internal use is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, such as when we elect to discontinue a product line.

We capitalize the cost of software developed for licensing and resale once technological feasibility has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when we have completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications. Capitalization of costs ceases when the product is available for general release to customers. Such costs are amortized on a product-by-product basis normally over three years and no longer than five years. Software developed for resale is carried at the lesser of amortized cost or net realizable value.

Goodwill
When we acquire other companies, accounting principles generally accepted in the United States of America require that we make estimates regarding the fair value of the acquired company’s tangible assets and liabilities and its identifiable intangible assets. Based upon these estimates, we then allocate the purchase price to the assets and liabilities of the acquired company for the purpose of recording these items in our financial records. Any unallocated purchase price is recorded as goodwill. The distinction between the amount of the purchase price allocated either to tangible assets and liabilities or identifiable intangible assets and goodwill is significant because goodwill is not amortized to our statement of operations but is instead subject to an annual impairment test. Estimates inherent in the process of this purchase price allocation include assumptions regarding the timing and amounts of future cash inflows and outflows, the salability of inventories, selection of discount rates, contract renewal rates and general market conditions. Where appropriate, we use third-party valuation professionals to assist us in making these estimates.

We perform an annual review in the fourth quarter of each year, or more frequently if changes in circumstances indicate a potential impairment, to determine if the goodwill we have recorded is impaired. This review includes the comparison of the fair value of the reporting unit to its carrying value, including its associated goodwill. The carrying value of the reporting unit includes an allocation of those corporate assets and liabilities that have not been specifically identified with a reporting unit, based upon its pro-rata percentage of our total net revenue. We primarily rely on the income method to determine a reporting unit’s fair value. This approach is based on a discounted future cash flow approach that uses estimates of the reporting unit’s revenue and costs and a discount rate based upon the estimated weighted average cost of capital for that reporting unit. Our estimates of segment market growth and costs are based upon historical data, various internal estimates and external sources. We develop these estimates as part of our routine long-term strategic planning. We test the reasonableness of the assumptions underlying our discounted cash flow analysis by the available and comparable market data. The goodwill associated with our ATM Management business could be impaired in the future if we fail to achieve the presently expected gross margin improvements.

Acquired contracts
The fair value of acquired contracts is measured based on the present value of the estimated future net cash flows from the contracts, including expected renewals. The majority of these intangibles are amortized on an accelerated method that is intended to mirror the cash flow patterns and duration used in estimating the value recognized from an acquired contract. Where appropriate, we use third-party valuation professionals to assist us in determining the fair value and amortizable life of contracts at the time of their acquisition. This type of intangible asset could be impaired if the contract attrition rate is materially more than the rate used to estimate its present value.

Reserves and Allowances
Loss contract reserve
We maintain a reserve for expected future losses on certain long-term government service contracts. Our estimates of these losses are based on our best estimate of the contract’s revenue and costs. We use a variety of assumptions, including assumptions about future welfare case levels, the number of transactions per case and the costs related to processing transactions and providing support services. These assumptions are subject to significant uncertainties and actual results may differ from our estimates. In the event such differences arise, a revision to the loss contract reserve would be required. Any such revision could have a material effect on our financial position or results of operations. Actual losses on individual long-term service contracts are compared with loss projections periodically, with any changes in the estimated total contract loss recognized as they become probable and reasonably estimable. We could record additional losses or record a reversal of the loss provision in the event that actual and projected revenues and expenses do not track with our original estimates. In the past three years, we recorded a reversal of our loss contracts provision as a result of revenues and costs tracking better than our previous estimates.

Allowance for doubtful accounts
We maintain an allowance for doubtful accounts based on our estimates of how often our customers will fail to make their required payments. We develop this allowance based on our experience with specific customers, our understanding of their current economic circumstances and our own judgment as to the likelihood of their ultimate payment. We also consider our collection experience with the balance of our receivables portfolio and make estimates regarding collectibility based on trends in aging. The estimates utilized to calculate our allowance for doubtful accounts were revised during 2002 to be more reflective of our collection history following the establishment of our collections and credit committee and the implementation of enhanced collection processes and systems. If the financial condition of our customers were to deteriorate, thereby impairing their ability to make payments, an increase in this allowance could be required in a future period.

Income Taxes
Accounting for income taxes requires us to make significant judgments in estimating our future income taxes. These judgments include, but are not be limited to, the likelihood we will realize the benefits of net operating loss carryforwards, the adequacy of our valuation allowances, the rates to be used to measure transactions with foreign subsidiaries and the valuation models to be used for measuring the value of certain transactions. Further, our operations are governed by and subject to government regulations in the United States and in foreign countries in which we operate, including laws and regulations relating to taxation and the judgments and estimates we use are subject to challenge by domestic and foreign taxing authorities. We recognize tax liabilities at the time that they are judged to be probable of being incurred and can be reasonably estimated. It is possible that either foreign or domestic taxing authorities could challenge our judgments and estimates and draw conclusions that would cause us to incur tax liabilities in excess of those currently recorded.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Although we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made.

We consider the undistributed earnings of our foreign subsidiaries to be permanently invested and, accordingly, we have not provided for U.S. Federal, state income or applicable foreign withholding taxes on those amounts. Undistributed earnings of our foreign subsidiaries amounted to approximately $31.7 million at December 31, 2003. Upon any distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and applicable withholding taxes payable to the foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with such a hypothetical calculation.

Stock-based Compensation
We issue stock options to our employees under the terms of the eFunds Corporation 2000 Stock Option Plan. Accounting principles generally accepted in the United States of America (GAAP) provide two alternative methods of accounting for stock options issued under the terms and conditions that we typically issue such options. One alternative is to estimate the fair value of the stock option at the date of grant and amortize that value as an expense to operations over the contractual vesting period. The other option currently available to companies reporting under GAAP is to estimate the fair value of the option at the grant date, but only reflect the impact of the amortization in a footnote to the financial statements and to forgo adjusting the statement of operations. The method a company chooses to apply is a matter of policy. Consistent with our past practices, we utilize the second of these options and we reflect the impact of option amortization in the footnotes to our financial statements. As illustrated in Note 2 to the financial statements, were we to change our accounting policy on this matter to reflect option expense in our statement of operations, or should GAAP change to require us to reflect this expense in our statements of operations, our results of operations would be materially and adversely affected.

Recent Accounting Pronouncements
In January 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (formerly EITF Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses should be classified as revenue and is effective for financial reporting periods beginning after December 15, 2001. EITF Issue No. 01-14 requires that financial statements for prior periods presented be reclassified to comply with these provisions. We typically incur telecommunications, network customer fees, travel, maintenance and repair, and other transaction costs that are billed to and reimbursed by our customers. These reimbursements were previously classified as a reduction in operating expenses. The effect of our adoption of EITF Issue No. 01-14 was an increase in net revenue and operating expenses by $32.0 million, $30.4 million and $27.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, with no effect on our consolidated financial position or results of operations.

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted this new standard effective January 1, 2003. The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation sets forth expanded financial statement disclosure requirements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that under certain circumstances a guarantor is required to recognize a liability equal to the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of FIN 45, although they are subject to its disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. In accordance with FIN 45, we have included the required disclosure relating to our guarantees in our financial statements as of December 31, 2003 (see Note 13). The adoption of FIN 45 did not have a material impact on our consolidated financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, “Interim Financial Reporting” to require disclosure about those effects in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. We have elected not to change to the fair value based method of accounting for stock-based compensation at this time. Additional disclosure required by SFAS No. 148 has been included in Note 2 to our consolidated financial statements.

In December 2003, the FASB revised FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN No. 46,

“Consolidation of Variable Interest Entities”, which was issued in January 2003. FIN 46R will be required for all enterprises with variable interests in variable interest entities (VIEs) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1 2005, with effective dates for public enterprises varying based on the type of VIE, whether the public enterprise is a small business issuer, and whether the original interpretation issued in January 2003 was applied to a VIE prior to the effective date of FIN 46R. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have an impact on our consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement primarily affects three types of freestanding financial instruments, including mandatorily redeemable shares, financial instruments that do or may require the issuer to buy back a portion of its shares in exchange for cash or other assets and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the values of the issuers’ shares. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

FORWARD LOOKING STATEMENTS

When used in this Annual Report on Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in our press releases, letters and reports to stockholders and in oral statements made by our representatives, the words or phrases “should result,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed in Exhibit 99.1 to this Annual Report on Form 10-K, that could cause our actual results to differ materially from our historical experience and our present expectations or projections. Such differences could be material and adverse. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Business Outlook for 2004
The Company presently anticipates that full year net revenues for 2004 will increase approximately 5 to 10 percent over the net revenues recorded in 2003. Additionally, the Company expects diluted earnings per share to increase 25 to 30 percent in 2004 over the diluted earnings per share of $0.61 reported in 2003. The Company expects to generate operating cash flows in 2004 in line with the level achieved in 2003.

The foregoing expectations reflect the following assumptions:

•	an effective annualized tax rate of approximately 30 percent;

•	fully diluted shares outstanding of approximately 48 million; and

•	expected cash outlays of approximately $40 million for capital expenditures and product development.

These projections do not give effect to any acquisitions that may be completed during 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as our business evolves and could have an adverse impact on our financial results. We have not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency rate or interest rate changes, although we may do so in the future. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. For the year ended December 31, 2003, less than 10% of our net revenues and operating expenses were denominated in non-U.S. dollar currencies. We do not believe that our net income for the year ended December 31, 2003 would have been materially affected if the U.S. dollar had appreciated or depreciated by 10% against the British pound, the Indian rupee or the Canadian dollar.

Changes in interest rates could impact our anticipated interest income on cash equivalents and interest expense on variable short-term debt. A 10% adverse change in interest rates from the interest rates in effect at the end of 2003 would not, however, have had a material adverse effect on our net income or financial condition for 2003.

Independent Auditors’ Report

The Board of Directors
eFunds Corporation:

We have audited the accompanying consolidated balance sheet of eFunds Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eFunds Corporation and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in United States of America.

/s/ KPMG LLP
Phoenix, Arizona
March 2, 2004

Independent Auditors’ Report

The Board of Directors and Stockholders of:
eFunds Corporation
Scottsdale, Arizona

We have audited the accompanying consolidated balance sheet of eFunds Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 16. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We did not audit the financial statements of iDLX Holdings BV (a consolidated subsidiary), which statements reflect total assets constituting 11% of consolidated total assets as of December 31, 2002 and net revenue constituting 6% of consolidated net revenue and net income constituting 30% of consolidated net income for the year ended December 31, 2002. Such financial statements were audited by other auditors. The report of the other auditor has been furnished to us and our opinion, insofar as it relates to the amounts included for iDLX Holdings BV, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of eFunds Corporation and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and (as to the amounts included for iDLX Holdings BV) the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 14, 2003
(March 12, 2004 as to the effect of the reclass of segment information as described in Note 11)

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EFUNDS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2003	2002
Current assets:
Cash and cash equivalents	$158,106	$119,487
Deposits subject to compensating balance arrangements	472	1,133
Restricted custodial cash	4,168	3,046
Accounts receivable — net	63,841	59,311
Deferred income taxes	12,743	11,580
Prepaid expenses and other current assets	16,979	17,865
Assets held for sale	—	13,310

Total current assets	256,309	225,732

Property and equipment — net	49,629	50,764
Long-term investments	3,243	3,758
Intangibles:
Goodwill	128,586	114,036
Software — net	29,553	29,439
Other intangible assets — net	41,563	32,397

Total intangibles — net	199,702	175,872

Other non-current assets	3,454	3,292

Total non-current assets	256,028	233,686

Total assets	$512,337	$459,418

Current liabilities:
Accounts payable	$26,585	$33,074
Accrued liabilities:
Accrued compensation and employee benefits	16,552	3,936
Accrued contract losses	1,890	7,578
Accrued income taxes	15,037	7,941
Deferred revenue	7,900	3,423
Restructuring accruals	2,475	2,367
Other	17,582	16,217
Long-term debt due within one year	5,586	1,401

Total current liabilities	93,607	75,937
Long-term debt	1,667	1,338
Deferred income taxes	11,400	9,202
Other long-term liabilities	4,001	9,421

Total liabilities	110,675	95,898
Commitments and contingencies (Notes 2, 3, 9, 12 and 13)
Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.01 par value (authorized:
250,000,000 shares; issued and outstanding:
47,299,742 and 46,702,496 shares at December 31, 2003 and 2002, respectively)	473	467
Additional paid-in capital	418,496	411,451
Accumulated deficit	(17,587)	(46,495)
Accumulated other comprehensive gain (loss)	280	(1,903)

Stockholders’ equity	401,662	363,520

Total liabilities and stockholders’ equity	$512,337	$459,418

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(dollars and shares in thousands, except per share amounts)	2003	2002	2001
Net revenue	$532,054	$543,107	$537,159
Operating expenses:
Processing, communication and service costs	230,724	226,151	199,007
Employee costs	179,896	185,719	205,588
Depreciation and amortization	35,385	36,972	39,952
Other operating costs	46,780	44,321	41,091
Restructuring, asset impairment and other charges	4,209	16,525	3,200
Reversal of provision for contract losses	(3,650)	(2,000)	(2,500)

Total operating expenses	493,344	507,688	486,338

Income from operations	38,710	35,419	50,821
Other income — net	1,157	734	171

Income before income taxes	39,867	36,153	50,992
Provision for income taxes	(10,959)	(11,599)	(17,653)

Net income	$28,908	$24,554	$33,339

Weighted average shares outstanding:
Basic	46,854	46,588	45,985

Diluted	47,239	46,738	47,445

Net income per share:
Basic	$0.62	$0.53	$0.72

Diluted	$0.61	$0.53	$0.70

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2003	2002	2001
Net income	$28,908	$24,554	$33,339
Other comprehensive gain (loss):
Foreign currency translation adjustments	2,183	407	(709)

Comprehensive income	$31,091	$24,961	$32,630

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		other	Total
			paid-in	Accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	capital	deficit	income (loss)	equity
Balance, December 31, 2000	45,500	$455	$391,699	$(104,388)	$(1,601)	$286,165
Net income	—	—	—	33,339	—	33,339
Proceeds from exercise of stock options	732	8	9,827	—	—	9,835
Restricted stock units	32	—	333	—	—	333
Proceeds from employee stock purchase plan	116	1	1,190	—	—	1,191
Tax benefits attributable to stock options exercised	—	—	4,161	—	—	4,161
Translation adjustment	—	—	—	—	(709)	(709)

Balance, December 31, 2001	46,380	464	407,210	(71,049)	(2,310)	334,315
Net income	—	—	—	24,554	—	24,554
Proceeds from exercise of stock options	105	1	1,309	—	—	1,310
Restricted stock units	24	—	217	—	—	217
Proceeds from employee stock purchase plan	194	2	1,817	—	—	1,819
Tax benefits attributable to stock options exercised	—	—	898	—	—	898
Translation adjustment	—	—	—	—	407	407

Balance, December 31, 2002	46,703	467	411,451	(46,495)	(1,903)	363,520
Net income	—	—	—	28,908	—	28,908
Proceeds from exercise of stock options	440	4	5,204	—	—	5,208
Restricted stock units	17	1	166	—	—	167
Proceeds from employee stock purchase plan	140	1	1,058	—	—	1,059
Tax benefits attributable to stock options exercised	—	—	617	—	—	617
Translation adjustment	—	—	—	—	2,183	2,183

Balance, December 31, 2003	47,300	$473	$418,496	$(17,587)	$280	$401,662

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2003	2002	2001
Cash flows from operating activities:
Net income	$28,908	$24,554	$33,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,768	17,725	18,140
Amortization	20,617	19,247	21,812
Loss on impairment or disposals of property, equipment and intangibles	1,731	7,980	1,753
Deferred income taxes	1,035	2,430	10,647
Write-off of purchased in-process research and development	1,493	—	—
Equity in loss of investee	—	—	1,097
Changes in assets and liabilities, net of effects from acquisitions:
Restricted custodial cash	(1,122)	(1,922)	29,449
Accounts receivable	(209)	20,199	(15,380)
Accounts payable	(8,130)	7,285	(16,257)
Accrued compensation and employee benefits	12,502	(12,975)	(1,724)
Income taxes receivable/payable	7,714	2,302	1,969
Accrued contract losses	(5,688)	(7,199)	(7,470)
Other assets and liabilities	(171)	(4,834)	7,647

Net cash provided by operating activities	73,448	74,792	85,022

Cash flows from investing activities:
Capital expenditures	(21,954)	(20,861)	(30,902)
Payments for acquisitions and investments, net of cash acquired	(27,456)	(35,184)	(40,620)
Proceeds from sales of property and equipment	13,310	—	415
Other	(1,748)	(1,425)	(1,448)

Net cash used in investing activities	(37,848)	(57,470)	(72,555)

Cash flows from financing activities:
Net payments on line of credit	—	—	(5,303)
Proceeds from exercise of stock options and employee stock purchase plan	6,267	3,129	11,026
Payments on long-term debt	(3,248)	(2,835)	(3,550)
Release of loan guarantee collateral	—	—	8,500

Net cash provided by financing activities	3,019	294	10,673

Net increase in cash and cash equivalents	38,619	17,616	23,140
Cash and cash equivalents at beginning of period	119,487	101,871	78,731

Cash and cash equivalents at end of period	$158,106	$119,487	$101,871

Supplemental cash flow data
Cash paid during the year for:
Interest	$527	$390	$700
Income taxes	2,702	5,407	7,000
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$7,762	$—	$—

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

NOTE 1 — DESCRIPTION OF BUSINESS:
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

The Company was incorporated in Delaware in December 1984. Prior to its initial public offering (the IPO) in June 2000, the Company was a wholly-owned subsidiary of Deluxe Corporation (Deluxe). In December 2000, Deluxe distributed all of its remaining shares of the Company’s common stock to its shareholders through a spin-off transaction (Spin-Off).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Consolidation
All significant intercompany accounts, transactions and profits have been eliminated in the Company’s consolidated results.

Use of estimates
The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As part of this process, management is required to make certain assumptions and estimates which affect the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all information available using management’s best efforts. However, actual results can differ from assumed and estimated amounts. These estimates and assumptions include, but are not limited to:

•	estimates of the fair value of the Company’s reporting units used to perform annual impairment testing of recorded goodwill;

•	estimates of the fair value and estimated costs of disposal of assets held for sale;

•	estimates of the useful lives and residual values of property and equipment;

•	estimates of the useful lives of intangible assets;

•	estimates surrounding contract performance variables when determining whether a long-term service contract is in a loss position; and

•	estimates regarding the likelihood and the extent to which the benefits of deferred tax assets will be realized.

Reclassifications
Approximately $476,000 included in “Accounts payable” in the Company’s consolidated balance sheet for 2002 has been reclassified to “Other accrued liabilities” to conform to the current period classification.

Cash and cash equivalents
The Company considers all cash on hand, money market funds, cash in ATMs and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash in ATMs at December 31, 2003 was approximately $7 million. As part of the Company’s transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with an ATM, point-of-sale or EBT transactions and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due the Company are included in cash. As of December 31, 2003, approximately $23.0 million was due the Company and it received these funds in early January 2004. As of December 31, 2002, approximately $18.5 million was due the Company and it received these funds in early January 2003.

Restricted custodial cash
In connection with the Company’s electronic payment business, the Company also has cash belonging to customers that temporarily resides in custodial accounts maintained by the Company. The Company records these amounts as current restricted custodial cash with a corresponding liability within other accrued liabilities in the consolidated balance sheets.

Accounts receivable
Accounts receivable are stated net of allowances for uncollectible accounts of $3.1 million and $3.0 million at December 31, 2003 and 2002, respectively. Management develops the estimate of the allowance based on the Company’s experience with specific customers, its understanding of their current economic circumstances and its own judgment as to the likelihood of their ultimate payment. Management also considers the Company’s collection experience with the balance of its receivables portfolio and makes estimates regarding collectibility based on trends in aging. The estimates utilized for calculate the Company’s allowance for doubtful accounts were revised during 2002 to be more reflective of its recent collection history following the establishment of a collections and credit committee and the implementation of enhanced collection processes. Bad debt is reflected as a component of other operating costs in the consolidated statement of operations and represents accounts receivables that are deemed uncollectible by the Company’s management, net of amounts recovered during the period that were previously deemed uncollectible and changes in management’s estimates related to the collectibility of accounts receivable. Bad debt expense was $0.9 million in 2003 and $1.8 million in 2001. Bad debt expense was not material in 2002. When a specific account receivable is determined to be uncollectible, the Company reduces both its accounts receivable and allowances for uncollectible accounts accordingly. No customers accounted for greater than 10% of the Company’s total receivables as of December 31, 2003 or 2002.

Assets held for sale
When management determines that a material fixed asset is to be disposed of within a twelve-month period, that asset is reclassified from property and equipment to assets held for sale and the depreciation of that asset is discontinued. Assets held for sale are valued at the lower of their carrying amount or estimated fair value less cost to sell. As of December 31, 2002, assets held for sale consisted of two administrative facilities, one located in Glendale, Wisconsin and the other located in Runcorn, England. In estimating the properties’ fair value less cost to sell, management considered recent appraisals and offers relative to these assets. As a result of these considerations, the Company recorded a pre-tax loss of $3.0 million to write-down these assets during 2002 (see Note 5). This amount is reflected in 2002 “Restructuring, asset impairment and other charges” in the accompanying consolidated statements of operations.

During the first quarter of 2003, the Glendale, Wisconsin facility was sold for net proceeds of approximately $12 million. The Company also entered into an agreement with the buyer for a short-term leaseback. The gain of approximately $0.6 million from this sale was amortized over the term of the leaseback. In October 2003, the Company completed the sale of its facility in Runcorn, United Kingdom and recorded an approximate $0.5 million gain on the sale of this property. The gains from these sales are reflected in 2003 “Other income — net” in the accompanying consolidated statements of operations. As of December 31, 2003, there were no other assets held for sale.

Property and equipment
Property and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are capitalized and stated at historical cost. Buildings with 40-year lives and computer and other equipment with lives of three to eight years are generally depreciated using accelerated methods. Leasehold and building improvements are depreciated on a straight-line basis over the estimated useful life of the property or the life of the lease, whichever is shorter. Property and equipment are tested for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see Note 5).

At December 31, property and equipment consisted of the following:

	December 31,
(in thousands)	2003	2002
Land and improvements	$3,070	$3,079
Buildings and improvements	29,776	28,741
Machinery and equipment	31,957	31,038
Computer equipment	81,875	72,807

Total property and equipment	146,678	135,665
Accumulated depreciation and amortization	(97,049)	(84,901)

Property and equipment — net	$49,629	$50,764

Goodwill and other intangible assets
Effective January 1, 2002, goodwill is no longer amortized but instead is subject to periodic impairment testing in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired. The impairment test consists of a comparison of the estimated fair value of the reporting unit with its carrying amount, including its goodwill. The Company reviewed its recorded goodwill for potential impairment as of December 31, 2003 and concluded that its goodwill was not impaired.

Intangible assets with finite lives are stated at cost, net of accumulated amortization, and are subject to impairment testing under certain circumstances in accordance with SFAS No. 144. These assets are amortized on the straight-line and accelerated methods, as appropriate, over their estimated useful lives or period of expected benefit. Intangible assets with indefinite lives are no longer amortized but instead are subject to periodic impairment testing in accordance with SFAS No. 142.

Accrued contract losses
Provisions for anticipated losses on long-term service contracts are recorded in full in the period in which such losses become evident (see Note 6).

Income taxes
Income taxes are computed using the asset and liability method of accounting. Under the asset and liability method, deferred income taxes result from temporary differences between the financial reporting basis of assets and liabilities and their respective tax reporting basis. Future tax benefits are recognized to the extent that realization of such benefit is more likely than not.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $31.7 million at December 31, 2003. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided with respect to them. Upon any distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and applicable withholding taxes payable to the foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with such a hypothetical calculation.

Revenue recognition
The Company’s net revenues consist of fees for transaction processing and related services, risk management, software and data licensing, maintenance and support, government services, and information technology consulting and business process outsourcing services. Revenue arrangements entered into subsequent to June 15, 2003 with multiple deliverables are divided into separate units of accounting. A delivered item is considered a separate unit of accounting if the item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered item, and delivery of the item is considered probable and substantially in the control of the Company if a general right of return on the delivered unit exists. The total consideration associated with the arrangement is allocated among each of the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria is considered separately for each unit of accounting. The Company’s revenue recognition policies for the various types of fees it receives are as follows:

•	Transaction processing and service fees are recognized in the period that the service is performed. These services consist of processing customers’ electronic debit transactions and settling the funds with the financial institutions involved in the transactions. These services also include monitoring ATMs to alert customers when potential problems occur. Transaction processing and service fees are charged on a per transaction basis, depending on the contractual arrangement with the customer. Government services fees are recognized in the period services are provided based on monthly fees per benefits recipient.

•	In connection with the provision of services in the ATM management services segment, the Company earns surcharge and interchange fees as the primary service provider. Surcharge fees are the familiar fees the user of an ATM pays at the time of a transaction. Interchange fees are paid by that user’s financial institution. The credit risk associated with collection of these fees is assumed by the Company. The Company’s arrangements generally call for it to pay a fee to the occupant of the property at which the ATM is physically located. The amount of this fee typically has some relationship to the surcharge and interchange fees that are collected by the Company on individual transactions. The Company records the surcharge and interchange fees that it collects at their gross amounts as revenue and the residual payments to the occupant of the property at which the ATM is located is recorded as a processing, communication and service cost.

•	Risk management fees are recognized as revenue in the period the services are provided. Risk management services consist of new account applicant and check verification screenings to manage the risk associated with account openings and check acceptance. Risk management fees are based on the number of inquiries against the databases used for screening purposes or monthly fees based on the net monthly sales of the user of the Company’s products or other similar measures, depending on the product and service.

•	The Company also provides information technology consulting and business process outsourcing services. Revenue from providing such services is generally recognized under one of two methods, depending on the relevant contractual terms. Under the time and materials method, which is applied to nearly all of the Company’s professional services contracts, revenue is based on a fee per hour basis and is recognized as hours are completed. Under the fixed contract method, a pre-set fee is agreed upon for a project and revenue is recognized proportionately to the percentage of completion of the project. If information technology consulting services involve significant customization of software that has been licensed from the Company, the license fee and related service fees are also recognized proportionately to the percentage of completion of the project.

•	Software and data license fees for standard products are recognized when a license agreement has been signed, the license fee is fixed and determinable, collectibility of the license fee is probable, delivery has occurred and there are no uncertainties surrounding product acceptance. If a license contains customer acceptance criteria for which significant uncertainties exist, the revenue is recognized upon the earlier of customer acceptance or the expiration of the acceptance period. Certain software products include multiple modules and the license fee charged to the customer is based on the modules licensed. If a customer contract requires that the Company deliver multiple elements, then upfront fees are recognized as revenue if vendor specific objective evidence of fair value exists for each of the undelivered elements. If vendor specific objective evidence of fair value does not exist, then the total fees of the arrangement are recognized over the term of the related agreement based upon delivery of all essential elements.

•	Software maintenance and support revenue is recognized ratably over the term of the contract or as the services are provided.

The following table illustrates the Company’s revenue generated from software sales:

	Year Ended December 31,
(in thousands)	2003	2002	2001
License fees	$10,414	$12,835	$42,447
Maintenance	13,100	13,362	13,457
Software modifications	7,207	6,793	9,373

	$30,721	$32,990	$65,277

The process involved in evaluating the appropriateness of revenue recognition involves judgments about vendor-specific objective evidence of fair value, collectibility of license fees, and projections of costs to complete projects for our customers.

Employee stock-based compensation
The Company accounts for the issuance of stock options to employees using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under the Company’s plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share that would result if the Company had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation”, to its stock-based employee compensation during the periods indicated.

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2003	2002	2001
Net income, as reported	$28,908	$24,554	$33,339
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,718)	(6,960)	(6,310)

Pro forma net income	$26,190	$17,594	$27,029

Earnings per share:
Basic-as reported	$0.62	$0.53	$0.72

Basic-pro forma	$0.56	$0.38	$0.59

Diluted-as reported	$0.61	$0.53	$0.70

Diluted-pro forma	$0.55	$0.38	$0.57

For purposes of applying SFAS No. 123, the estimated fair value of stock options granted during 2003, 2002, and 2001 was $4.35, $7.32 and $7.74, respectively. The fair value of options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Expected volatility	48.6%	68.1%	78.6%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.9%	3.2%	4.6%
Expected life	5 years	5 years	5 years

Translation adjustments
The financial position and results of operations of the Company’s international subsidiaries are measured using local currencies as the functional currencies. Assets and liabilities of these operations are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive gain or loss in the stockholders’ equity section of the consolidated balance sheets. Gains and losses that result from foreign currency transactions are included in earnings.

Comprehensive income
The Company’s total comprehensive income consists of net income and foreign currency translation adjustments. The foreign currency translation adjustments are reflected as accumulated other comprehensive gain or loss in the Company’s consolidated balance sheets.

Recent accounting pronouncements
In January 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (formerly EITF Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses should be classified as revenue and is effective for financial reporting periods beginning after December 15, 2001. EITF Issue No. 01-14 requires that financial statements for prior periods presented be reclassified to comply with these provisions. The Company typically incurs telecommunications, network customer fees, travel, maintenance and repair, and other transaction costs that are billed to and reimbursed by its customers. These reimbursements were previously classified as a reduction in operating expenses. The effect of the Company’s adoption of EITF Issue No. 01-14 was an increase in net revenue and operating expenses by $32.0 million, $30.4 million and $27.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, with no effect on the Company’s consolidated financial position or results of operations.

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted this new standard effective January 1, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation sets forth expanded financial statement disclosure requirements about a guarantor’s obligations under certain guarantees that it has issued. It also clarifies that under certain circumstances, a guarantor is required to recognize a liability equal to the fair value of the obligation at the inception of the guarantee. Certain types of guarantees, such as product warranties, guarantees accounted for as derivatives and guarantees related to parent-subsidiary relationships are excluded from the liability recognition provisions of FIN No. 45, although they are subject to its disclosure requirements. The initial liability recognition provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. In accordance with FIN No. 45, the Company has included the required disclosure relating to its guarantees in its financial statements as of December 31, 2003 (see Note 13). The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” This statement amends SFAS No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. This statement also amends APB Opinion No. 28, “Interim Financial Reporting” to require disclosure about those effects in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected not to change to the fair value based method of accounting for stock-based compensation at this time. The Company has included the additional disclosure required by SFAS No. 148 in this Note 2.

In December 2003, the FASB revised FIN No. 46,“Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. FIN 46R will be required for all enterprises with variable interests in variable interest entities (VIEs) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1 2005, with effective dates for public enterprises varying based on the type of VIE, whether the public enterprise is a small business issuer, and whether the original interpretation issued in January 2003 was applied to a VIE prior to the effective date of FIN 46R. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have an impact on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This Statement is generally effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement primarily affects three types of freestanding financial instruments including mandatorily redeemable shares, financial instruments that do or may require the issuer to buy back a portion of its shares in exchange for cash or other assets and obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the values of the issuers’ shares. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 3 — BUSINESS COMBINATIONS:
Acquisitions During the Years Ended December 31, 2002 and 2001
In March 2000, the Company paid cash of $20 million for an approximately 24% interest in Access Cash International L.L.C. (ACI), which was then the second largest independent provider of ATM services in the United States. The Company accounted for this initial investment under the equity method of accounting. Effective October 1, 2001, the Company acquired the remaining 76% equity interest in ACI for cash of approximately $44 million and began to consolidate the results of ACI’s operations with its own. The estimated fair value of the assets acquired and liabilities assumed in connection with this acquisition is summarized in the table below with the useful lives of the acquired intangible assets. The entire amount of goodwill associated with this acquisition was assigned to the ATM management segment and approximately $48 million of this goodwill is expected to be deductible for tax purposes.

		Wtd. Avg.
		Amortization
(dollars in thousands)	Amount	Period
Current assets	$12,074
Property and equipment	4,404
Goodwill	48,994
Intangible assets:
Acquired Contracts	11,693	14.7 years
Non-compete agreements and other	1,485	3.0 years
Other non-current assets	347

Total assets acquired	78,997

Current liabilities	14,818
Long-term debt	3,517
Other long-term liabilities	1,895

Total liabilities assumed	20,230

Net assets acquired	$58,767

In September 2000, the Company entered into an ATM deployment and management agreement with ACI under which the Company received fees paid by consumers utilizing ATMs deployed by it and interchange fees from their banks. ACI managed this network of ATMs in exchange for a management fee determined by reference to the number of ATMs deployed. Transactions recorded during 2001 under this agreement between the Company and ACI included $53.2 million in revenue and $49.9 million in management fee expenses. The Company also recorded equity losses in ACI of $1.1 million in 2001.

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

During 2002, the Company acquired four additional independent ATM networks through stock or asset purchases: Hanco Systems, Inc. (Hanco); Samsar ATM Company, Inc. (Samsar); Evergreen Teller Services, Inc. (Evergreen);

and Cash Resources, Inc. (CRI). The operating results of Hanco, Samsar, Evergreen and CRI have been included in the Company’s consolidated financial statements since the date of each purchase.

The total purchase price of these acquisitions was approximately $40 million of which approximately $35 million was paid in cash. At December 31, 2003, payment of approximately $2 million of the aggregate purchase price of these entities remained subject to the satisfaction of certain post-closing conditions. The purchase prices were allocated to the assets and liabilities of the acquired companies and the unallocated portions of the purchase price were recorded as goodwill. Approximately $16.5 million of this goodwill is expected to be deductible for tax purposes. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of each acquisition and the useful lives of the acquired intangible assets:

		Wtd. Avg
		Amortization
(dollars in thousands)	Amount	Period
Current assets	$1,784
Property and equipment	1,085
Intangible assets:
Acquired Contracts	10,570	12.8 years
Non-compete agreements and other	1,150	3.6 years
Goodwill	24,969
Other assets	100

Total assets acquired	39,658
Current liabilities	1,734

Net assets acquired	$37,924

The following table summarizes the unaudited pro forma results of operations of the Company as though the acquisition of Hanco, Samsar, Evergreen, CRI and ACI had occurred at the beginning of each period presented. Pro forma adjustments include only the effect of events directly related to the acquisitions that are factually supported and expected to have a continuing impact. The pro forma results contained in the table below include pro forma adjustments resulting from the application of the Company’s income tax rate to the pro forma net income.

	(unaudited)
(in thousands, except per share amounts)	2002	2001
Revenue	$565,152	$591,088
Net income	24,610	29,712
Net income per share:
Basic	$0.53	$0.65
Diluted	$0.53	$0.63

Acquisitions During the Year Ended December 31, 2003
On November 12, 2003, the Company acquired substantially all of the assets of Oasis Technology Ltd. (Oasis), a privately held provider of transaction processing software. The results of Oasis have been included in the Company’s consolidated financial statements since that date.

The total purchase price for Oasis was approximately $31 million, of which approximately $27 million was paid in cash and the remainder was placed in escrow subject to the satisfaction of certain post-closing conditions. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of Oasis acquisition and the useful lives of its intangible assets:

		Amortization
(dollars in thousands)	Amount	Lives
Current assets	$5,588
Property and equipment	303
Intangible assets:
Developed technology	7,947	5 years
Backlog	794	1 year
Maintenance contracts, trade name, and distributor contracts	5,082	9 years
In-process technology	1,493	n/a
Goodwill	13,360

Total assets acquired	34,567
Current liabilities	3,825

Net assets acquired	$30,742

The value assigned to Oasis’ in-process research and development of $1.5 million was expensed at the date of acquisition and is reflected in “Restructuring, asset impairment and other charges” in the accompanying consolidated statements of operations. The entire amount of goodwill was assigned to the Electronic Payments segment and is expected to be deductible for tax purposes.

The following table summarizes the unaudited pro forma results of operations of the Company as though the acquisition of Oasis had occurred at the beginning of each period presented. The table also includes pro forma information relating to the acquisitions of Hanco, Samsar, Evergreen, and CRI in 2002. Pro forma adjustments include only the effects of events directly related to the acquisitions that are factually supported and expected to have a continuing impact. The pro forma results contained in the table below include pro forma adjustments related to the extinguishment of Oasis’ debt and the application of the Company’s income tax rate to the pro forma net income.

	(unaudited)
(in thousands, except per share amounts)	2003	2002
Revenue	$547,594	$579,094
Net income	29,067	16,119
Net income per share:
Basic	$0.62	$0.35
Diluted	$0.62	$0.34

NOTE 4 — INTANGIBLES:
Intangible assets consist primarily of goodwill, capitalized software costs and acquired contracts.

Goodwill
When the Company acquires another company, accounting principles generally accepted in the United States of America require the Company to estimate the fair value of the other company’s tangible assets and liabilities and identifiable intangible assets. Based upon these estimates, the purchase price is allocated to the assets and liabilities of the acquired company for the purpose of recording these items in the Company’s financial records. Any unallocated purchase price is recorded as goodwill. The distinction between the amount of the purchase price allocated either to tangible assets and liabilities or identifiable intangible assets and goodwill is significant because goodwill is not amortized to the Company’s consolidated statement of operations but is instead subject to the annual impairment test discussed below. Estimates inherent in the process of this purchase price allocation include assumptions regarding the timing and amounts of future cash inflows and outflows, the salability of inventories, selection of discount rates, contract renewal rates and general market conditions. Where appropriate, third-party valuation professionals are used to assist management in making these estimates.

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 are as follows:

	Electronic	ATM	Risk	Global
(in thousands)	Payments	Management	Management	Outsourcing	Other	Total
Balance as of January 1, 2002	$1,600	$48,662	$5,724	$20,559	$10,606	$87,151
Goodwill acquired during the year	—	24,969	—	—	—	24,969
Contingent consideration	—	1,916	—	—	—	1,916

Balance as of December 31, 2002	1,600	75,547	5,724	20,559	10,606	114,036
Goodwill acquired during year	13,360	—	—	—	—	13,360
Contingent consideration	—	2,435	—	—	—	2,435
Adjustment for acquired net operating loss carryforward	—	—	—	—	(1,245)	(1,245)

Balance as of December 31, 2003	$14,960	$77,982	$5,724	$20,559	$9,361	$128,586

Effective January 1, 2002, the Company adopted SFAS No. 142, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires instead that these assets be tested for impairment at least annually (see Note 5). The following table reconciles the net income and earnings per share the Company reported for the year ended December 31, 2001 with this requirement:

(in thousands, except per share amounts)
Reported net income	$33,339
Adjustment amount for purchased goodwill amortization	3,907
Adjustment amount for ACI equity investment amortization	654

Adjusted net income	$37,900

Reported net income per share:
Basic	$0.72
Diluted	$0.70
Adjusted net income per share:
Basic	$0.82
Diluted	$0.80

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

Acquired contracts
Contracts acquired through acquisitions are specifically identified in connection with the acquisition. Acquired contracts represent the estimated fair value of these contractual relationships. The fair value of these intangibles is measured as the present value of the estimated net cash flows from the contracts, including expected renewals. Management exercises judgment in the assessment of the related useful lives, fair value and recoverability of these intangibles. The majority of these acquired contract intangibles are amortized on an accelerated method that is intended to mirror the cash flow patterns and duration used in estimating the value recognized from an acquired contract.

Other intangibles
Other intangibles consist primarily of capitalized costs related to software developed for licensing and resale and other assets obtained in connection with the acquisition of other companies, such as non-competition agreements. Assets such as non-competition agreements are carried at their estimated fair value at the date of acquisition less any applicable amortization. Amortization is recognized over the periods of the non-competition agreements.

Software developed for licensing and resale is capitalized once technological feasibility has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications have been completed. Capitalization of costs ceases when the product is available for general release to customers. These costs are amortized on a product-by-product basis, normally over three years and no longer than five years. Software developed for resale is carried at the lesser of amortized cost or net realizable value.

Other intangible assets, both acquired and developed, subject to amortization were as follows:

	Wtd. Avg.	December 31, 2003			December 31, 2002
	Amortization	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(in thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net
Acquired contracts	13.8	$22,262	$(3,599)	$18,663	$22,262	$(1,455)	$20,807
Other	5.1	89,542	(66,642)	22,900	73,353	(61,763)	11,590

Other intangible assets		111,804	(70,241)	41,563	95,615	(63,218)	32,397
Software-internal use	3.8	82,376	(52,823)	29,553	69,111	(39,672)	29,439

		$194,180	$(123,064)	$71,116	$164,726	$(102,890)	$61,836

For the years ended December 31, 2003, 2002 and 2001 amortization expense for intangible assets was $20.6 million, $19.2 million and $21.8 million, respectively. The estimated future annual amortization expense for intangible assets held at December 31, 2003 is $20 million, $15 million, $10 million, $6 million, $4 million and $2 million for the years 2004, 2005, 2006, 2007, 2008 and 2009, respectively.

NOTE 5 — RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGES:
The process of evaluating fixed assets, goodwill and other intangible assets, including capitalized software costs and acquired customer contracts, for impairment involves judgments about market conditions and economic indicators, estimates of future cash flows and assumptions about the Company’s strategic plans. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s conclusions regarding the carrying value of its intangible assets could change and materially affect its financial position or results of operations because the Company would then incur a charge to write-down these assets to the fair value estimated using these new assumptions.

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

Long-lived assets held for sale
The Company evaluates the recoverability of property and equipment and identifiable intangibles held for sale by comparing the carrying amount of the asset with its estimated fair value less costs to sell. Should the estimated fair value less costs to sell be less than the carrying value of the long-lived asset, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its estimated fair value of the asset less costs to sell.

The Company has recorded restructuring, asset impairment and other charges in accordance with its accounting policies as follows:

	Year Ended December 31,
(in thousands)	2003	2002	2001
Property and equipment	$—	$5,067	$—
Software	—	2,122	—
In-process research and development	1,493	—	—

Total asset impairment and other charges	1,493	7,189	—
Reversal of lease-related provision (see table below)	(854)	—	—
Restructuring charges (see table below)	3,570	9,336	3,200

Total restructuring, asset impairment and other charges	$4,209	$16,525	$3,200

Restructuring accruals
Through December 31, 2002, restructuring charges were accrued in the period in which management committed to execute the restructuring actions. Subsequent to that date, restructuring charges were comprised of termination benefits which are accrued when the amount is probable and can be reasonably estimated. These charges are included in “Restructuring, asset impairment and other charges” in the Company’s consolidated statements of operations.

During 2002, management initiated cost reduction efforts associated with specific product lines and corporate-wide initiatives. These measures resulted in restructuring and asset impairment charges of $2.7 million and $16.5 million in 2003 and 2002, respectively. The charges in 2003 were comprised of severance benefits totaling $3.6 million for the elimination of approximately 380 positions located primarily in the United States and the reversal of $0.9 million of lease related reserves to reflect the subleasing of the associated properties. The charges in 2002 were comprised of severance benefits totaling $4.5 million for the elimination of 343 positions located primarily in the United States, lease related costs of $4.8 million related to the consolidation of facilities, impairment of fixed assets totaling $5.1 million (including a $3.0 million charge to write-down a building in Glendale, Wisconsin that was held for sale), and a charge of $2.1 million for software impairment related to products that were discontinued.

During 2001, the planned closure of the Company’s operations in Bothell, Washington, resulted in a $1.8 million accrual of severance charges for the elimination of 224 positions and a $1.4 million accrual for lease related costs. The following table summarizes the change in the Company’s restructuring accruals for 2003, 2002 and 2001 including the long-term portion of approximately $1.9 million, $4.6 million and $0.9 million at December 31, 2003, 2002 and 2001, respectively. The Company expects to pay the remaining severance related accruals in 2004 and the lease-related costs over the terms of the leases.

	Severance	Lease Related
(in thousands)	Related	Cost & Other	Total
Balance December 31, 2000	$378	$5,522	$5,900
Expense provision	1,803	1,397	3,200
Cash payments	(1,170)	(5,040)	(6,210)

Balance December 31, 2001	1,011	1,879	2,890
Expense provision	4,517	4,819	9,336
Cash payments	(3,730)	(1,511)	(5,241)

Balance December 31, 2002	1,798	5,187	6,985
Reversal of lease-related provision	—	(854)	(854)
Expense provision	3,570	—	3,570
Cash payments	(3,800)	(1,547)	(5,347)

Balance December 31, 2003	$1,568	$2,786	$4,354

NOTE 6 — ACCRUED CONTRACT LOSSES:
The Company has entered into long-term service contracts to provide services over a period of time in excess of one year and with respect to which the Company has no contractual right to adjust the prices or terms at which its services are supplied during the term of the contract. The Company’s accrued contract losses pertain to long-term government service contracts for transaction processing in the electronic payments segment.

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

The Company has historically incurred losses related to its government services business and has established a reserve to provide for expected losses on certain existing long-term service contracts of this business. The Company’s estimates of such losses are based on a variety of assumptions including assumptions about future case levels, number of transactions per case and costs related to processing transactions and support services. These assumptions are subject to uncertainties and the actual results may differ from the original estimates. In the event such differences arise, a revision to the loss contract reserve would be required. Any such revision could have a material effect on the Company’s financial position or results of operations. Additional provisions for contract losses and reversals of provision for contract losses are recorded in the “Reversal of provision for contract losses” line item of the accompanying consolidated statements of operations and in the Electronic Payments segment. During the third quarter of each of the years 2003 and 2002, the Company recorded reversals of the provision of $3.7 million and $2.0 million, respectively, to reflect a reduction in the expected future losses related to its government services contracts.

During 2001, the Company recorded a net credit of $2.5 million to reflect an overall reduction in the level of expected future losses on long-term service contracts within its Electronic Payments segment. The net credit is composed of reductions to the reserve of $3.8 million reflecting lower than anticipated costs, offset by a provision for a loss of $1.3 million for an additional state where projected future costs exceeded projected future revenue.

Deluxe has agreed to indemnify the Company for certain future losses arising from identified loss contracts of the Company’s government services business. The Company plans to record any amounts received from Deluxe under the indemnification agreement as a reduction of expense if any additional contract losses are recognized. Under the indemnification agreement, the Company is required to calculate increases or decreases to the loss contract reserve in a manner consistent with Deluxe’s historical practices, which may differ from the Company’s calculation of estimated future losses for financial statement purposes. Deluxe will also indemnity the Company against any liabilities, losses or expenses arising from the litigation or claims asserted against the Company in connection with the operation of the government services business prior to the completion of the Company’s IPO in June 2000. Deluxe’s total indemnification obligations to the Company with respect to the government services business are limited to $14.6 million. No such indemnification obligations have been incurred through December 31, 2003.

The following table summarizes the activity of the accrued contract loss reserve:

	Year Ended December 31,
(in thousands)	2003	2002	2001
Beginning balance	$7,578	$14,777	$22,247
Provision for contract losses	—	—	1,295
Reversal of provision for contract losses	(3,650)	(2,000)	(3,795)
Charges to reserve	(2,038)	(5,199)	(4,970)

Ending balance	$1,890	$7,578	$14,777

NOTE 7 — PROVISION FOR INCOME TAXES:

Income before income taxes consists of:

	Years Ended December 31,
(in thousands)	2003	2002	2001
Domestic	$29,961	$28,846	$39,891
Foreign	9,906	7,307	11,101

Total	$39,867	$36,153	$50,992

The components of the provision for income taxes are as follows:

	Years Ended December 31,
(in thousands)	2003	2002	2001
Current tax provision
Federal	$(8,438)	$(7,339)	$(6,486)
Foreign	(404)	(854)	(100)
State	(1,082)	(1,456)	(3,114)

Total	(9,924)	(9,649)	(9,700)
Deferred tax benefit (provision)
Federal	(809)	(1,620)	(8,389)
State	(226)	(330)	436

Total	$(10,959)	$(11,599)	$(17,653)

The Company’s effective tax rate on pretax income differs from the U.S. Federal statutory tax rate of 35% as follows:

	Years Ended December 31,
(in thousands)	2003	2002	2001
Income tax at Federal statutory rate	$(13,953)	$(12,652)	$(17,847)
State income taxes net of Federal income tax benefit	(850)	(1,161)	(1,676)
Difference between Federal statutory rate and foreign tax rate	2,310	2,531	3,556
Amortization and write down of intangibles	—	—	(1,570)
Change in valuation allowance	1,246	2,083	2,989
Extraterritorial income exclusion	547	—	—
Other	(259)	(2,400)	(3,105)

Provision for income taxes	$(10,959)	$(11,599)	$(17,653)

Tax effected temporary differences, which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	2003		2002
	Deferred	Deferred	Deferred	Deferred
	tax	tax	tax	tax
(in thousands)	assets	liabilities	assets	liabilities
Net operating loss carryforwards	$9,768	$—	$9,010	$(444)
Reserve for legal proceedings	—	—	2	—
Accrued contract losses	723	—	2,899	—
Restructuring and other accruals	1,802	—	4,104	—
Property and equipment	815	—	99	—
Intangibles	—	9,502	—	9,646
Employee benefit and incentive plans	4,388	—	1,906	—
Miscellaneous reserves and accruals	2,038	—	2,560	—
Deferred revenue	1,261	—	1,604	—
Prepaid expenses	—	1,898	(1,843)	—
All other	677	—	348	—

Subtotal	21,472	11,400	20,689	9,202
Valuation allowance	(8,729)	—	(9,109)	—

Total deferred taxes	$12,743	$11,400	$11,580	$9,202

The valuation allowance relates principally to the uncertainty of realizing federal, foreign and state net operating loss carryforwards.

At December 31, 2003, net operating loss carryforwards relating to federal, state and foreign jurisdictions amounted to $3.0 million, $128.9 million and $14.8 million, respectively. Of these carryforwards, the $14.8 million of foreign net operating losses may be carried forward indefinitely. It is anticipated that benefits associated with the utilization of the $14.8 million foreign net operating loss, if any, would be offset by United States residual tax. The federal net operating loss carryforwards are subject to certain limitations on their utilization pursuant to Section 382 of the Internal Revenue Code. Federal and State net operating loss carryforwards are subject to expiration as follows:

(in thousands)	Federal	State	Total
2004-2006	$—	$2,646	$2,646
2007-2011	668	13,530	14,198
2012	—	21,242	21,242
2013	—	30,857	30,857
2014	—	31,298	31,298
2016	—	3,012	3,012
2017	2,300	21,018	23,318
2018	—	1,077	1,077
2019	—	1,294	1,294
2021	—	454	454
2022	—	2,493	2,493

Total	$2,968	$128,921	$131,889

The Company’s Indian software development and business process management operations qualify for tax incentives associated with businesses which operate within designated geographic locations in India. These incentives generally provide the Company with exemptions from Indian tax on certain business income generated from these operations and phase out through March 2009. These tax incentives reduced the Company’s income tax expense by approximately $2.7 million, $2.7 million and $5.8 million in the years ended December 31, 2003, 2002 and 2001, respectively.

Accounting for income taxes requires significant judgments in estimating, among other things, the likelihood the Company will realize the benefits of net operating loss carryforwards, the adequacy of valuation allowances, the rates used to measure transactions with foreign subsidiaries and the development of valuation models used for measuring the value of certain transactions. In addition, the Company’s operations are subject to government regulations in the United States and in foreign countries in which the Company operates relating to taxation. The judgments and estimates used by the Company are subject to challenge by domestic and foreign taxing authorities. The Company recognizes tax liabilities at such time as they are judged to be probable of being incurred and they can be reasonably estimated. It is possible that either foreign or domestic taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur tax liabilities in excess of those currently recorded.

NOTE 8 — EMPLOYEE BENEFIT PLANS:
Stock purchase plan
In 2001, the Company established a non-compensatory Employee Stock Purchase Plan (ESPP) as defined in Section 423(b) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder. The Company has reserved 2.3 million shares for issuance in accordance with the provisions of the ESPP. All regular full-time employees of the Company, other than its United Kingdom and Canadian employees, were eligible to participate in the ESPP in 2003, subject to certain limitations. The ESPP enables eligible employees to purchase the Company’s common stock at the lesser of 85% of its fair market value on the first or last business day of each three-month purchase period.

Stock incentive plans
Employees of the Company participated in Deluxe’s stock option plans through the date of the Spin-Off. In connection with the Spin-Off, Deluxe and the Company decided that Deluxe options outstanding as of the record date for the Spin-Off would be converted into options to purchase shares of the Company and options to purchase shares of Deluxe based on a formula that compared the market value of the Company’s and Deluxe’s common stock at the record date for the Spin-Off. The formula was designed to maintain an equivalent intrinsic value for the Deluxe option holder following the Spin-Off. To accommodate this conversion, the Company established the eFunds Corporation Stock Incentive Plan for Deluxe Conversion Awards (the Conversion Plan).

Under the Conversion Plan, the converted options retain their remaining terms, vesting and other characteristics as provided in the Deluxe plans. Options to purchase 2.9 million shares of the Company’s common stock were outstanding with a weighted average exercise price of $13.75 per share at December 31, 2000 under the Conversion Plan. The Company did not record compensation expense as a result of the conversion process. As of December 31, 2003, approximately 1.5 million of these options remained outstanding. All of these options will expire on or before December 29, 2005.

In connection with the IPO, the Company established the eFunds Corporation 2000 Stock Incentive Plan under which 9.1 million shares were reserved for issuance. The plan provides for a broad range of methods to deliver stock-based awards, other than incentive stock options. Options issued under the plan become exercisable in varying amounts beginning generally one year after the date of grant and generally become fully vested after three years. Awards made under the plan have a maximum term of ten years.

The Company issued 31,791 restricted stock units in 2003, 53,079 restricted stock units in 2002 and 53,514 of such units in 2001. These awards generally vest over periods ranging from one to five years. No consideration is paid by employees for these awards. The Company recorded compensation expense of $259,000, $42,000 and $665,000 for restricted stock unit awards for the years ended December 31, 2003, 2002 and 2001, respectively. In lieu of cash compensation, members of the Company’s Board of Directors elected to receive an aggregate 6,321 restricted stock units in 2003, 7,763 restricted stock units in 2002 and 1,537 units in 2001.

Information with respect to stock option activity is as follows:

	Year Ended December 31,
	2003		2002		2001
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	5,867,201	$12.84	5,671,385	$12.95	5,485,908	$13.33
Options granted	1,046,232	9.01	1,468,317	12.22	1,330,174	11.51
Options exercised	(439,911)	11.84	(105,186)	12.46	(732,312)	13.43
Options cancelled	(1,251,650)	13.16	(1,167,315)	12.85	(412,385)	12.57

Options outstanding at end of year	5,221,872	$12.09	5,867,201	$12.84	5,671,385	$12.95

Options exercisable	3,661,768	$13.00	4,362,040	$13.15	2,582,192	$13.63

For options outstanding and exercisable at December 31, 2003, the exercise price ranges and average remaining lives in years were as follows:

Ranges of	Options	Wtd. Avg.	Wtd. Avg.	Options	Wtd. Avg.
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$7.13-$12.87	2,269,828	7.89	$9.60	1,054,102	$10.90
$13.00-$13.88	1,825,202	6.69	13.21	1,625,515	13.15
$14.05-$21.33	1,126,842	5.34	15.28	982,151	14.99

	5,221,872	6.92	$12.09	3,661,768	$13.00

Profit sharing, defined contribution and 401(k) plans
The Company established a 401(k) plan effective on January 1, 2001. During 2003, highly compensated employees, as defined by the IRS tax code, could contribute the lesser of $12,000 or 10% of their eligible wages to the plan. Non-highly compensated employees could contribute the lesser of $12,000 or 15% of their eligible wages to the plan. Employees age 50 or over could contribute up to an additional $2,000 during 2003. The Company matches 100% of the first 5% of wages contributed. The 401(k) plan has a profit sharing feature whereby the Company will contribute up to an additional 10% of an employee’s eligible wages, depending on the Company’s performance, as long as the employee is enrolled in the plan and contributing at least 3% of their eligible wages. The Company’s expense for matching and profit sharing was $8.4 million for the year ended December 31, 2003, $5.2 million for the year ended December 31, 2002, and $9.7 million for the year ended December 31, 2001. The Company also maintains a defined contribution plan for its UK based employees. Expenses under this plan amounted to $0.2 million, $0.2 million and $0.4 million in 2003, 2002 and 2001, respectively.

The Company has also established a deferred compensation plan that permits eligible employees to defer the receipt of their base salary, annual cash incentive compensation and/or sales incentive compensation. The amount of deferral is based on elections made by each participant. The amounts deferred by a participant is credited with earnings and investment gains and losses by assuming that the amount deferred was invested in one or more investment options selected by the participant. The Company will make certain matching and profit-sharing contributions to the participant’s deferred compensation accounts related to earnings in excess of allowable 401(k) contribution limits. The plan provides that the Company may make additional contributions to the participants’ accounts at its sole discretion. The Company’s supplemental matching and profit sharing contributions amounted to approximately $23,000 for 2003, $0.1 million for 2002 and $0.4 million for 2001.

NOTE 9 — LEASE AND DEBT COMMITMENTS:
Long-term debt was as follows:

	December 31,
(in thousands)	2003	2002
Capital leases and other	$7,253	$2,739
Less amount due within one year	(5,586)	(1,401)

Total	$1,667	$1,338

Long-term debt consists principally of capital lease obligations related to purchased software and equipment. These capital lease obligations bear interest rates of 2.0% to 10.9% and are due through the year 2008. Carrying value approximates fair value for these obligations. Maturities of long-term debt for the five years ending December 31, 2008, are $5.6 million in 2004, $0.8 million in 2005, $0.6 million in 2006, $0.2 million in 2007 and $0.1 million in

2008. The net book value of equipment under capital leases was $6.9 million at December 31, 2003. Amortization of assets held under capital leases is included with depreciation expense.

The Company has entered into operating leases on certain facilities and equipment. Future minimum lease payments for non-cancelable operating leases, net of minimum sublease rental of $4.2 million due in the future under non-cancelable subleases, are $12.5 million in 2004, $9.5 million in 2005, $6.9 million in 2006, $7.0 million in 2007, $6.1 million in 2008 and $17.0 million thereafter. Rental expense was $15.0 million, $17.8 million and $13.5 million in 2003, 2002 and 2001, respectively.

NOTE 10 — INCOME PER SHARE AND STOCKHOLDERS’ EQUITY:
The following table reflects the calculation of basic and diluted income per share:

	Year Ended December 31,
(dollars and shares outstanding in
thousands, except per share amounts)	2003	2002	2001
Net income per share — basic
Net income	$28,908	$24,554	$33,339

Weighted average shares outstanding	46,854	46,588	45,985

Net income per share — basic	$0.62	$0.53	$0.72

Net income per share — diluted
Net income	$28,908	$24,554	$33,339

Weighted average shares outstanding	46,854	46,588	45,985
Dilutive impact of options	385	150	1,460

Weighted average shares and potential dilutive shares outstanding	47,239	46,738	47,445

Net income per share — diluted	$0.61	$0.53	$0.70

Options to purchase 103,954 shares, 4,361,050 shares and 94,838 shares of common stock were excluded from the above calculation as they were antidilutive for the years ended December 31, 2003, 2002 and 2001, respectively.

In connection with its IPO, the Company adopted a stockholder rights plan. The rights issued under this plan have anti-takeover effects, as they will cause substantial dilution to a person or group that attempts to acquire control of the Company pursuant to an offer that is not approved by the Company’s Board of Directors. The rights should not interfere with any tender offer or merger approved by the Board because the Board of Directors may redeem the rights or approve an offer at any time prior to such time as any person becomes the beneficial owner of 15% or more of the Company’s outstanding common stock.

NOTE 11- BUSINESS SEGMENT INFORMATION:
The Company’s segment reporting was revised during 2003 to reflect organizational changes and the additional allocation of overhead to the business segments. To facilitate the delivery of a full range of processing solutions from software licensing through outsourced processing, the Company now manages its EFT software sales in its Electronic Payments segment. This service was previously managed under its Professional Services segment. Collection activities, which were formerly managed under the Company’s Risk Management segment, and account verification services, which were previously managed under the Company’s Electronic Payment segment, are both now under the executive leadership of its Global Outsourcing segment. Currently, the Company’s business segments are Electronic Payments, ATM Management, Risk Management and Global Outsourcing. The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The Electronic Payments segment provides EFT software sales, ACH, EFT and other processing services as well as EBT services for government agencies. The ATM Management segment provides ATM deployment, management and branding services. The Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses to assist them in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides information technology services and business process outsourcing services. The segment information presented below for the years ended December 31, 2002 and 2001 has been reclassified to reflect the Company’s current business segments.

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

Information concerning operations in these reportable segments of business is as follows:

	Year Ended December 31,
(in thousands)	2003	2002	2001
Net revenue:
Electronic payments	$183,556	$210,698	$245,216
ATM management	139,797	115,597	73,922
Risk management	133,129	128,962	125,251
Global outsourcing	75,572	87,850	92,770

Total net revenue	532,054	543,107	537,159

Operating expenses before overhead, restructuring, asset impairment and other charges, net of reversal of provision for contract losses:
Electronic payments	132,141	133,999	162,178
ATM management	132,015	112,866	74,686
Risk management	83,900	98,008	98,086
Global outsourcing	62,728	63,312	75,079

Total operating expenses before overhead, restructuring, asset impairment and other charges, net of reversal of provision for contract losses	410,784	408,185	410,029

Allocated overhead:
Electronic payments	10,007	10,705	9,271
ATM management	7,437	6,892	4,738
Risk management	10,084	10,084	8,405
Global outsourcing	8,088	8,526	8,184
Corporate	46,385	48,771	45,011

Total allocated overhead	82,001	84,978	75,609

Restructuring, asset impairment and other charges, net of reversal of provision for contract losses:
Electronic payments	(1,082)	1,369	(2,500)
ATM management	244	82	—
Risk management	824	4,998	3,200
Global outsourcing	877	1,216	—
Corporate	(304)	6,860	—

Total restructuring, asset impairment and other charges, net of reversal of provision for contract losses	559	14,525	700

Income (loss) from operations:
Electronic payments	42,490	64,625	76,267
ATM management	101	(4,243)	(5,502)
Risk management	38,321	15,872	15,560
Global outsourcing	3,879	14,796	9,507
Corporate	(46,081)	(55,631)	(45,011)

Income from operations	$38,710	$35,419	$50,821

The Company has not disclosed assets, interest income, interest expense or income taxes by segment as this information is not reviewed by the chief operating decision maker, is not produced internally and is not practicable to prepare. Depreciation and amortization for each of the Company’s reporting segments is as follows:

	Year Ended December 31,
(in thousands)	2003	2002	2001
Depreciation and amortization:
Electronic payments	$8,639	$10,381	$14,532
ATM management	4,970	3,560	1,454
Risk management	6,870	7,171	11,537
Global outsourcing	3,447	3,028	3,737
Corporate	11,459	12,832	8,692

Total depreciation and amortization	$35,385	$36,972	$39,952

Concord EFS accounted for approximately 11% of the Company’s total net revenue (before reimbursed expenses) during the year ended December 31, 2001. Revenues from this customer were recorded in the Electronic Payment and ATM Management segments. No other customers accounted for more than 10% of the Company’s total net revenue before reimbursed expenses during 2001, 2002 or 2003.

Revenue is attributed to geographic areas based on the location of the assets producing the revenue. The Company’s operations by geographic area are as follows:

	Total Net Revenue			Property and Equipment
	Year Ended December 31,			December 31,
(in thousands)	2003	2002	2001	2003	2002
United States	$482,251	$495,768	$495,928	$38,594	$41,038
United Kingdom	15,649	14,853	15,318	493	276
India	18,817	23,169	23,765	9,445	8,713
Other	15,337	9,317	2,148	1,097	737

Total consolidated	$532,054	$543,107	$537,159	$49,629	$50,764

NOTE 12 — LEGAL PROCEEDINGS:

The Company is currently the subject of an investigation by the Securities and Exchange Commission (SEC) with respect to restatements of its prior period financial statements that occurred in 2002. The Company has been cooperating fully with the SEC staff and intends to continue to do so. The Company may, however, become subject to a fine or other remedies in connection with the investigation. The Company has incurred, and may continue to incur, significant legal expenses in connection with this investigation.

The Company, its former chief executive and chief financial officers and its current chief financial officer are defendants in a federal securities action (the Federal Securities Action) pending in the U.S. District Court for the District of Arizona. On December 30, 2003, the plaintiff in the Federal Securities Action filed a Consolidated Amended Complaint (the Complaint). The Complaint alleges, among other things, that during the period from July 21, 2000 through October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiff and other members of a putative class of shareholders suffered damages as a result. On February 10, 2004, the defendants filed a motion to dismiss this action.

The Company is also a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholder Derivative Actions). The complaints allege, among other things, that certain of the Company’s current and former directors named in the complaints as defendants breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The complaints also name as a defendant the Company’s former external auditor. With the agreement of the parties, the Court has entered an order staying these actions pending the resolution of the motion to dismiss the Federal Securities Action.

The Company believes the Federal Securities Action and the Shareholder Derivative Actions are without merit and intends to vigorously defend itself. However, the Company cannot predict the outcome of these actions with certainty.

The Company, along with numerous other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs are seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees. The plaintiffs are also asking for injunctive relief to prevent further alleged violations of the Federal Act. The Company cannot predict whether the plaintiffs in this case will be successful in certifying their complaint as a class action. The Company believes that it has meritorious defenses with regard to the allegations made in this lawsuit and intends to vigorously defend this action.

NOTE 13 — COMMITMENTS AND CONTINGENCIES:
Future commercial commitments
In connection with the Company’s government services, collection and ATM placement activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at December 31, 2003 was $14.4 million.

At December 31, 2003, the Company provided guarantees of approximately $1 million on certain equipment lease payments for ACI’s Canadian customers. These guarantees were established prior to the Company’s acquisition of ACI in 2001 and expire through December 2007. The Company would be required to make payments under these guarantees in the event that the Canadian ACI customers could not meet their own payment obligations. Through December 31, 2003 , the Company has been required to make payments of approximately $128,000 pursuant to these guarantees. The customers’ ATM equipment assets are utilized as collateral on these guarantees. There are no amounts being carried as liabilities for the Company’s obligations under these guarantees.

The Company uses time deposits to secure letters of credit it uses in the ordinary course of business in India. The Company had $1.2 million in letters of credit outstanding at December 31, 2003, mostly related to leases. These letters of credit were secured by $1.3 million in cash collateral. The Company has also pledged $0.5 million of time deposits as collateral related to the performance on a customer contract and certain obligations related to local government requirements.

Contractual cash obligations
As of December 31, 2003, the Company had contractual cash obligations for outsourcing and maintenance obligations in the aggregate amount of approximately $89.5 million. Amounts due under these obligations are approximately $42.6 million in 2004, $33.4 million in 2005 and $13.5 million in 2006.

Other commitments
ACI has vault cash agreements with various financial institutions who provide cash to certain of the ATMs owned or managed by the Company. Although some portion of this cash may be physically located in the ATMs managed by the Company, this cash is not included in cash and cash equivalents on the Company’s consolidated balance sheet because the Company does not take title to the cash under the bailee/bailor relationship established by the agreements. Based upon the daily outstanding balance of funds provided to the ATMs, ACI generally pays a monthly fee ranging from prime, as defined, plus one half percent up to prime plus 5%. The average monthly rate paid during 2003 approximated 7%. The Company indemnifies the financial institutions against any loss of the cash in the ATMs. One of the agreements requires ACI to maintain a security account equal to 1% of the daily outstanding balance. The agreements may be terminated upon notice by either party and have various expiration dates ranging from March 2004 to March 2005. Total cash provided pursuant to these vault cash agreements was approximately $41 million at December 31, 2003.

The Company seeks to maintain an adequate cash balance to ensure that it can advance funds to its processing customers if unusual circumstances prevent the Company from the timely processing of its settlement files. Although highly infrequent, the Company has funded approximately $30 million under such a circumstance in the past. The Company is evaluating means to reduce the need for it to maintain these minimum cash balance levels, including the possibility of obtaining an overnight credit facility to fund these obligations.

Under a third party indemnification agreement, the Company agreed to indemnify Deluxe in connection with any liabilities incurred by Deluxe after the Spin-Off as a result of Deluxe’s purchase or lease of property or services for the Company’s benefit under any master agreement. The Company also agreed to indemnify Deluxe in connection with any guarantees under which Deluxe guaranteed the Company’s performance of agreements with third parties. The Company is obligated to indemnify Deluxe for any liability to the extent such liability primarily relates to the past, present or future operation of the Company’s business or operations. No amounts have been paid to Deluxe under this agreement.

The Company and Deluxe also entered into a Cross-Indemnification Agreement pursuant to which both the Company and Deluxe agreed to indemnify each other against any liabilities arising out of the underwriting agreement related to the Company’s IPO, except insofar as any such liability arises out of a breach of such agreement by the party seeking indemnification. No payments have been made pursuant to this agreement.

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

The Company’s amended and restated certificate of incorporation and by-laws require it to indemnify its directors, officers, employees and other agents to the fullest extent permitted by Delaware law. The Company’s amended and restated certificate of incorporation also permits the Company to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the amended and restated certificate of incorporation would permit such indemnification. These indemnification obligations are implicated with respect to the directors and officers of the Company named as defendants in the Federal Securities Actions and Shareholder Derivative Actions described above.

NOTE 14 — SUBSEQUENT EVENTS:
In January 2004, the Company acquired the assets of Benton Consulting Partners, a provider of consulting services to the electronic payments industry, for approximately $1.6 million. John B. (Jack) Benton, who began serving as the Company’s Senior Vice President, International, in February 2004, was a founder and principal of Benton Consulting Partners.

During 2003, the Company operated a call center in Mumbai, India under a customer contract that included the customer’s right to acquire a minority interest in, or sole ownership of, certain assets used by the Company in performing call center operations for the customer as well as transition assistance. In January 2004, the customer contract was amended to include additional services and in conjunction with that amendment the customer’s right to these assets was eliminated.

SUPPLEMENTAL INFORMATION:

EFUNDS CORPORATION
SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2003 Quarters Ended,(1)
(in thousands except per share amounts)	March 31	June 30	September 30		December 31
Net revenue	$130,528	$132,956	$133,141		$135,429
Operating expenses	123,951	126,042	120,961	(2)	122,390	(3)
Net income	4,632	5,113	9,072		10,091
Per share of common stock:
Net income — basic	$0.10	$0.11	$0.19		$0.21
Net income — diluted	$0.10	$0.11	$0.19		$0.21

	2002 Quarters Ended,(1)
(in thousands except per share amounts)	March 31	June 30	September 30		December 31
Net revenue	$133,997	$133,471	$143,995		$131,644
Operating expenses	121,539	127,958	128,505	(4)	129,686
Net income	8,526	4,476	10,671		881
Per share of common stock:
Net income — basic	$0.18	$0.10	$0.23		$0.02
Net income — diluted	$0.18	$0.10	$0.23		$0.02

(1)	The sum of quarterly earnings per share may not equal annual earnings per share, due to rounding.

(2)	Includes a credit of $2.3 million to reduce the reserve for additional expected future losses on existing EBT contracts.

(3)	Includes a credit of $1.4 million to reduce the reserve for additional expected future losses on existing EBT contracts.

(4)	Includes a credit of $2.0 million to reduce the reserve for additional expected future losses on existing EBT contracts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The disclosure called for by this item has been previously reported, see item 16(b) “Reports on Form 8-K” in this Annual Report.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in the internal controls related to financial reporting that have materially affected, or are reasonably likely to materially affect these controls since December 31, 2003.

PART III

ITEMS 10, 11, 12, AND 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s proxy statement, which will be filed with the Securities and Exchange Commission on or before April 29, 2004, is incorporated by reference. Information regarding executive officers of the Registrant appears on page 7 of this Report.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following financial statements, schedules and independent auditors’ report and consent are filed with or incorporated by reference in this report:

Financial Statements	Page in This Report
Independent Auditors’ Reports	31-32
Consolidated Balance Sheets at December 31, 2003 and 2002	33
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003	34
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2003	35
Consolidated Statements of Stockholders’ Equity	36
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003	37
Notes to Consolidated Financial Statements	38-58
Supplemental Financial Information (Unaudited):
Summarized Quarterly Financial Data	59
Schedule re: Valuation and Qualifying Accounts	F-1

Schedules other than those listed above are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes.

(b) Reports on Form 8-K

On October 14, 2003, the Company furnished a report on Form 8-K which included, pursuant to Items 4 and 7 of that form, an announcement of the Company’s certifying auditor’s decision not to stand for re-election as the Company’s independent auditors.

On October 29, 2003, the Company furnished a report on Form 8-K which included, pursuant to Items 7 and 9 of that form, a press release announcing the Company’s third quarter 2003 financial results. This press release included the Company’s condensed consolidated balance sheets at September 30, 2003 and December 31, 2002, and its condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2003 and September 30, 2002.

On November 21, 2003, the Company furnished a report on Form 8-K which included, pursuant to Items 4 and 7 of that form, an announcement of the Company’s certifying auditor’s resignation and the engagement of KPMG LLP as the Company’s new independent accountant to audit the Company’s financial statements.

On December 17, 2003, the Company furnished a report on Form 8-K which included, pursuant to Items 4 and 7 of that form, an announcement of the Company’s dismissal of its independent auditor of iDLX Holdings, Inc. and the engagement of KPMG India Private Limited as the new independent accountant to audit the financial statements of iDLX Holdings, Inc.

On December 30, 2003, the Company furnished a report on Form 8-K which included, pursuant to Item 5 of that form, an announcement of the New York Stock Exchange’s approval of the Company’s common stock for listing effective January 2, 2004.

The following exhibits are filed as part of or are incorporated in this report by reference:

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
2.1	Asset Purchase Agreement, dated as of October 17, 2003, by and between eFunds Corporation, Access Cash Canada Co. and eFunds International Limited and Oasis Technology Ltd., Oasis Technology USA Inc. and Oasis Technology UK Ltd.	Filed herewith

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 the (“S-1”) filed by the Company with the Securities and Exchange Commission (the “Commission”) on April 4, 2000, Registration No. 33-333992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”)	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designations of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”))	*

4.4	Shareholder Agreement, dated as of November 19, 2003, by and between the Company and MasterCard International Incorporated	Filed herewith

10.1	Assignment and Assumption Agreement, dated as of March 31, 2000, by and between the Company and Deluxe Corporation (“Deluxe”) (incorporated by reference to Exhibit 10.1 to the S-1)	*

10.2	Third Party Indemnification Agreement, dated as of May 1, 2000, by and between the Company and Deluxe (incorporated by reference to Exhibit 10.2 to Amendment No. 4 (“Amendment No. 4”) to the S-1 filed by the Company with the Commission on June 23, 2000 (Registration No. 333-33992)	*

10.3	Tax Sharing Agreement, dated as of April 1, 2000, by and between the Company and Deluxe (incorporated by reference to Exhibit 10.3 to Amendment No. 1)	*

10.4	Lease, dated as of May 15, 2000, by and between the Company and Deluxe Financial Services, Inc. (“DFSI”) for property located in Phoenix, Arizona (incorporated by reference to Exhibit 10.7 to Amendment No. 1)	*

10.5	Professional Services Agreement, dated as of April 1, 2000, by and between the Company and Deluxe (incorporated by reference to Exhibit 10.10 to Amendment No. 1)	*

10.6	ONE Application Development and Support Agreement, dated as of January 1, 2000, by and between the Company and DFSI (incorporated by reference to Exhibit 10.11 to Amendment No. 1)	*

10.7	Government Services Indemnification Agreement, dated as of May 1, 2000, by and between the Company and Deluxe (incorporated by reference to Exhibit 10.17 to Amendment No. 1)	*

10.8	eFunds Corporation 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”))	*

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10.9	eFunds Corporation Stock Incentive Plan for Deluxe Conversions Awards, as amended December 8, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 8, 2000, Registration No. 333-51536)	*

10.10	Cross-Indemnification Agreement, dated as of June 26, 2000, by and between the Company and Deluxe (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

10.11	eFunds Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 8, 2000, Registration Statement No. 333-51568)	*

10.12	eFunds Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.27 to the 2000 10-K)	*

10.13	eFunds Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 8, 2000, Registration Statement No. 333-51564)	*

10.14	eFunds Corporation Strategic Performance Incentive Plan	Filed herewith

10.15	Change in Control Agreement, dated as of September 16, 2002, between the Company and Paul F. Walsh (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the “September 2002 10-Q”))	*

10.16	Schedule identifying other Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “March 2003 10-Q”), Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “September 2003 10-Q”) and Exhibit 10.19 to the Company’s Annual Report on form 10-K for the year ended December 31, 2002 (the “2002 10-K”))	*

10.17	Executive Employment Agreement dated September 9, 2002 by and between the Company and Paul F. Walsh (incorporated by reference to Exhibit 10.1 to the September 2002 10-Q)	*

10.18	Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.38 to the 2000 10-K)	*

10.19	Description of Compensation program for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to the March 2003 10-Q)	*

10.20	Amendment, dated as of December 2000, to Tax Sharing Agreement, dated effective April 1, 2000, by and between Deluxe and the Company (incorporated by reference to Exhibit 10.42 to the 2000 10-K)	*

10.21	Letter Agreement, dated November 19, 2001, extending the ONE Application Development and Support Agreement, dated as of January 1, 2000, between Deluxe and the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”))	*

10.22	Transition Assistance Agreement, dated as of December 7, 2001, by and between the Company and Steven F. Coleman (incorporated by reference to Exhibit 10.29 to the 2001 10-K)	*

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10.23	Transition Assistance Agreement, dated as of November 4, 2002, by and between the Company and Clyde L. Thomas (incorporated by reference to Exhibit 10.34 to the 2002 10-K)	*

10.24	Schedule identifying additional Transition Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K (incorporated by reference to exhibit 10.1 to the March 2003 10-Q, Exhibit 10.2 to the September 2003 10-Q and Exhibit 10.35 to the 2002 10-K)	*

10.25	Amendment No. 1 to eFunds Deferred Compensation Plan Trust (incorporated by reference to Exhibit 10.33 to the 2001 10-K)	*

10.26	Amendment No. 2, dated January 21, 2003, to Change in Control Agreement by and between the Company and Steven F. Coleman (incorporated by reference to Exhibit 10.3 to the March 2003 10-Q)	*

10.27	Amendment No. 2, dated January 21, 2003, to Change in Control Agreement by and between the Company and Colleen McKeown Adstedt (incorporated by reference to Exhibit 10.4 to the March 2003 10-Q)	*

10.28	Restricted Stock Right Award Agreement, dated February 14, 2003 by and between the Company and Steven F. Coleman (incorporated by reference to Exhibit 10.5 to the March 2003 10-Q)	*

10.29	Restricted Stock Right Award Agreement, dated February 14, 2003 by and between the Company and Colleen McKeown Adstedt (incorporated by reference to Exhibit 10.6 to the March 2003 10-Q)	*

10.30	Mutual Release, dated February 7, 2003, by and between the Company and Michael A. Spilsbury (incorporated by reference to Exhibit 10.7 to the March 2003 10-Q)	*

10.31	Release, dated January 2, 2003, by and between the Company and Paul W. Finch (incorporated by reference to Exhibit 10.8 to the March 2003 10-Q)	*

10.32	Employment Agreement, dated February 14, 2003, by and between the Company and Thomas S. Liston (incorporated by reference to Exhibit 10.9 to the March 2003 10-Q)	*

10.33	Purchase Agreement, dated January 16, 2003, by and between the Company and Wheaton Franciscan Services, Inc. (incorporated by reference to Exhibit 10.11 to the March 2003 10-Q)	*

10.34	Executive Separation Agreement, dated as of August 22, 2003, by and between the Company and Colleen M. Adstedt (incorporated by reference to Exhibit 10.1 the September 2003 10Q)	*

14.1	eFunds Corporation Ethics Policy (incorporated by reference to Exhibit 14.1 to the Company’s current report on Form 8-K dated February 24, 2004)	*

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

23.2	Consent of S.R. Batliboi & Associates	Filed herewith

23.3	Consent of Deloitte & Touche LLP	Filed herewith

23.4	Consent of Arthur Andersen & Associates (incorporated by reference to Exhibit 23.3 to the 2002 10-K)	*

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
24.1	Power of Attorney	Filed herewith

31.1	Section 302 Certification by Mr. Paul F. Walsh	Filed herewith

31.2	Section 302 Certification by Mr. Thomas S. Liston	Filed herewith

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. Thomas S. Liston	Filed herewith

99.1	Risk Factors and Cautionary Statements	Filed herewith

99.2	Independent Auditors’ Report of S.R. Batliboi & Associates (incorporated by reference to Exhibit 99.2 to the 2002 10-K)	*

99.3	Independent Auditors’ Report of Arthur Andersen (incorporated by reference to Exhibit 99.3 to the 2002 10-K)	*

*	Incorporated by reference

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

eFUNDS CORPORATION
Date: March 15, 2004	By:	/s/ Paul F. Walsh
Paul F. Walsh
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 15, 2004

	SIGNATURE	TITLE

By:	/s/ Paul F. Walsh Paul F. Walsh	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas S. Liston Thomas S. Liston	Chief Financial Officer (Principal Financial and Accounting Officer)

By:	*	Director

Richard J. Almeida

By:	*	Director

John J. (Jack) Boyle III

By:	*	Director

Janet M. Clark

By:	*	Director

Robert C. Nakasone

By:	*	Director

Sheila A. Penrose

By:	*	Director

Jack Robinson

*By:	/s/ Paul F. Walsh	Director

Paul F. Walsh Attorney-in-Fact

eFUNDS CORPORATION AND SUBSIDIARIES
SCHEDULE RE: VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(in thousands)			Additions
		Balance	Charged to		Charged to		Balance
		at beginning	costs and		other		at end of
Description	Year	of period	expenses		accounts	Deductions(1)	period
Allowance for Doubtful Accounts	2003	$3,012	$899		$307 (2)	$(1,069)	$3,149
	2002	4,791	(182	)(3)	—	(1,597)	3,012
	2001	5,296	1,755		—	(2,260)	4,791

(1)	Deductions from the reserve represent write-offs and recoveries of amounts for which specific reserves had been previously established.

(2)	Amount represents the balance of allowance for doubtful accounts assumed upon acquisition of Oasis Technology, Ltd.

(3)	During 2002, management changed its estimates related to the collectibility of accounts receivable resulting in reduction to bad debt expense of $2.5 million.

F-1

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT	PAGE NO.
2.1	Asset Purchase Agreement, dated as of October 17, 2003, by and between eFunds International Limited and Oasis Technology Ltd., Oasis Technology USA Inc. and Oasis Technology UK Ltd.
4.4	Shareholder Agreement, dated as of November 19, 2003, by and between the Company and MasterCard International Incorporated
10.14	eFunds Corporation Strategic Performance Incentive Plan
21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP
23.2	Consent of S.R. Batliboi & Associates
23.3	Consent of Deloitte & Touche LLP
24.1	Power of Attorney
31.1	Section 302 Certification by Mr. Paul F. Walsh
31.2	Section 302 Certification by Mr. Thomas S. Liston
32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. Thomas S. Liston
99.1	Risk Factors and Cautionary Statements

F-2