Form 10-Q
period 2004-03-31
EFUNDS CORP
filed 2004-05-10
CIK 1109190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number 1-31951

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

Yes [X] No [   ]

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at April 29, 2004 was 47,851,267

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
(dollars in thousands)	2004	2003
Current assets:
Cash and cash equivalents	$163,278	$158,106
Deposits subject to compensating balance arrangements	1,585	472
Restricted custodial cash	2,636	4,168
Accounts receivable – net	74,684	63,841
Deferred income taxes	10,119	12,743
Prepaid expenses and other current assets	15,185	16,979

Total current assets	267,487	256,309

Property and equipment – net	48,624	49,629
Long-term investments	3,305	3,243
Goodwill	129,361	128,586
Other intangible assets – net	67,324	71,116
Other non-current assets	3,588	3,454

Total non-current assets	252,202	256,028

Total assets	$519,689	$512,337

Current liabilities:
Accounts payable	$27,877	$26,585
Accrued liabilities	37,641	51,646
Accrued contract losses	1,545	1,890
Deferred revenue	14,211	7,900
Long-term debt due within one year	3,338	5,586

Total current liabilities	84,612	93,607
Long-term debt	1,171	1,667
Deferred income taxes	10,712	11,400
Other long-term liabilities	3,073	4,001

Total liabilities	99,568	110,675

Commitments and contingencies (Notes 10 & 11)
Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.01 par value (authorized: 250,000,000 shares; issued and outstanding: 47,794,529 shares at March 31, 2004 and 47,299,742 at December 31, 2003)	478	473
Additional paid-in capital	425,578	418,496
Accumulated deficit	(8,208)	(17,587)
Accumulated other comprehensive gain	2,273	280

Stockholders’ equity	420,121	401,662

Total liabilities and stockholders’ equity	$519,689	$512,337

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts	2004	2003
Net revenue	$140,886	$130,528

Operating expenses:
Processing, communication and service costs	58,670	55,706
Employee costs	48,942	46,929
Depreciation and amortization	8,929	8,789
Other operating costs	10,323	12,527

Total operating expenses	126,864	123,951

Income from operations	14,022	6,577
Other (expense) income – net	(624)	244

Income before income taxes	13,398	6,821
Provision for income taxes	(4,019)	(2,189)

Net income	$9,379	$4,632

Weighted average shares outstanding	47,686	46,703
Weighted average shares and potential dilutive shares outstanding	49,115	46,713
Net income per share – basic	$0.20	$0.10
Net income per share – diluted	$0.19	$0.10

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2004	2003
Cash flows from operating activities:
Net income	$9,379	$4,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,503	3,686
Amortization	5,426	5,103
Loss on impairment or disposals of assets	96	255
Deferred income taxes	1,936	359
Changes in assets and liabilities:
Restricted custodial cash	1,533	379
Accounts receivable	(10,843)	(11,970)
Accounts payable	1,292	(3,997)
Accrued contract losses	(345)	(1,003)
Deferred revenue	6,311	7,460
Other assets and liabilities	(11,817)	5,912

Net cash provided by operating activities	6,471	10,816

Cash flows from investing activities:
Capital expenditures	(4,531)	(4,370)
Acquisitions	(775)	—
Proceeds from sale of property and equipment	—	11,938

Net cash (used in) provided by investing activities	(5,306)	7,568

Cash flows from financing activities:
Payments on long-term debt	(1,977)	(510)
Issuance of common stock	5,984	275

Net cash provided by (used in) financing activities	4,007	(235)

Net increase in cash and cash equivalents	5,172	18,149
Cash and cash equivalents at beginning of period	158,106	119,487

Cash and cash equivalents at end of period	$163,278	$137,636

Supplemental disclosures:
Cash paid for income taxes	$3,505	$941
Cash paid for interest	115	100

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

eFunds Corporation and its wholly-owned subsidiaries (the Company) provide transaction processing, risk management and professional services to financial institutions, retailers, electronic funds transfer networks and government agencies. The Company has four operating segments: Electronic Payments; Automated Teller Machine (ATM) Management; Risk Management; and Global Outsourcing. The Electronic Payments segment provides electronic funds transfer (EFT) software, software applications development, maintenance and installation, EFT processing services, including automated clearinghouse (ACH) processing, as well as electronic benefit transfer (EBT) services for government agencies. The ATM Management segment provides ATM deployment, management and branding services. The Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides information technology services and business process outsourcing services.

The Company was incorporated in Delaware in December 1984. Prior to its initial public offering (the IPO) in June 2000, the Company was a wholly-owned subsidiary of Deluxe Corporation (Deluxe). In December 2000, Deluxe distributed all of its remaining shares of the Company’s common stock to its shareholders through a spin-off transaction (Spin-Off).

The unaudited condensed consolidated financial statements of the Company for the three month periods ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of results for a full year. Certain amounts in prior periods have been reclassified to conform to the current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) revised FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. FIN 46R will be required for all enterprises with variable interests in variable interest entities (VIEs) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005, with effective dates for public enterprises varying based on the type of VIE, whether the public enterprise is a small business issuer and whether the original interpretation issued in January 2003 was applied to a VIE prior to the effective date of FIN 46R. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have an impact on the Company’s condensed consolidated financial position or results of operations.

Employee Stock-Based Compensation

The Company accounts for the issuance of stock options to employees using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under the Company’s plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share that would result if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation during the periods indicated:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2004	2003
Net income, as reported	$9,379	$4,632
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(839)	(557)

Pro forma net income	$8,540	$4,075

Earnings per share:
Basic-as reported	$0.20	$0.10

Basic-pro forma	$0.18	$0.09

Diluted-as reported	$0.19	$0.10

Diluted-pro forma	$0.17	$0.09

For purposes of applying SFAS No. 123, the weighted average estimated fair value of stock options granted during the three month periods ended March 31, 2004 and 2003 was $7.86 and $3.79, respectively. This value was estimated at the option grant date using a Black-Scholes option-pricing model.

From time to time the Company issues restricted stock unit awards to employees and directors that generally vest over periods ranging from one to three years. No consideration is paid for these awards. During the three month periods ended March 31, 2004 and 2003, the Company issued 128,751 and 16,244 units of restricted stock, respectively. The Company recorded compensation expense for restricted stock unit awards during the three months ended March 31, 2004 and 2003 of approximately $116,000 and $42,000, respectively.

NOTE 3 – INTANGIBLES:

Intangible assets consist primarily of goodwill, capitalized software costs and acquired contracts. Other intangible assets, both acquired and developed, subject to amortization were as follows:

		March 31, 2004			December 31, 2003
	Wtd. Avg.
	Amort.	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net
Software-internal use	3.8	$83,444	$(56,090)	$27,354	$82,376	$(52,823)	$29,553
Acquired contracts	13.8	22,262	(4,117)	18,145	22,262	(3,599)	18,663
Other	5.1	89,976	(68,151)	21,825	89,542	(66,642)	22,900

		$195,682	$(128,358)	$67,324	$194,180	$(123,064)	$71,116

Other intangibles consist primarily of capitalized costs related to software developed for licensing and resale and other assets obtained in connection with the acquisition of other companies, such as non-competition agreements. For the three month periods ended March 31, 2004 and 2003, amortization expense for intangible assets was $5.4 million and $5.1 million, respectively. The estimated amortization expense for intangible assets held at March 31, 2004 is $15 million for the nine months ended December 31, 2004. For the years ended December 31, 2005, 2006, 2007 and 2008, the estimated amortization expense for intangible assets held at March 31, 2004 is $15 million, $10 million, $7 million and $4 million, respectively.

The change in the carrying amount of goodwill for the three months ended March 31, 2004 is as follows:

	Electronic	ATM	Risk	Global
(in thousands)	Payments	Management	Management	Outsourcing	Other	Total
Balance as of December 31, 2003	$14,960	$77,982	$5,724	$20,559	$9,361	$128,586
Goodwill acquired	—	—	—	—	775	775

Balance as of March 31, 2004	$14,960	$77,982	$5,724	$20,559	$10,136	$129,361

NOTE 4 – RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the change in the Company’s restructuring accruals for the three months ended March 31, 2004, including the long-term portion of approximately $1.6 million at March 31, 2004 that is payable through January 2010:

		Lease-Related
	Severance	Costs &
(in thousands)	Related	Other	Total
Balance at December 31, 2003	$1,568	$2,786	$4,354
Cash payments	(881)	(250)	(1,131)

Balance at March 31, 2004	$687	$2,536	$3,223

NOTE 5 – ACCRUED CONTRACT LOSSES:

The Company’s accrued contract losses pertain to long-term service contracts for transaction processing in the Electronic Payments segment. The following table summarizes the activity of the accrued contract loss reserve:

	Three Months Ended
	March 31,
(in thousands)	2004	2003
Beginning balance	$1,890	$7,578
Charges to reserve	(345)	(1,003)

Ending balance	$1,545	$6,575

NOTE 6 – LONG-TERM DEBT:

Long-term debt was as follows:

	March 31,	December 31,
(in thousands)	2004	2003
Capital leases and other	$4,509	$7,253
Less amount due within one year	(3,338)	(5,586)

Total	$1,171	$1,667

Long-term debt consists principally of capital lease obligations related to purchased software and equipment. The average interest rate on capital lease obligations is approximately 4%. Carrying value approximates fair value for these obligations, which are due through the year 2008.

NOTE 7 – INCOME PER SHARE:

The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2004	2003
Net income per share — basic
Net income	$9,379	$4,632

Weighted average shares outstanding	47,686	46,703

Net income per share — basic	$0.20	$0.10

Net income per share — diluted
Net income	$9,379	$4,632

Weighted average shares outstanding	47,686	46,703
Dilutive impact of options	1,429	10

Weighted average shares and potential dilutive shares outstanding	49,115	46,713

Net income per share — diluted	$0.19	$0.10

Options to purchase 168,398 shares and 5,429,689 shares of common stock were excluded from the above calculations as they were antidilutive for the three months ended March 31, 2004 and 2003, respectively.

NOTE 8 — COMPREHENSIVE INCOME:

The Company’s total comprehensive income for the three month periods ended March 31, 2004 and 2003 was $11.4 million and $4.9 million, respectively. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.

NOTE 9 – BUSINESS SEGMENT INFORMATION:

The Company’s segment reporting was revised during the quarter ended March 31, 2004 to reflect additional organizational and cost group changes. Certain revenues and expenses from collection activities have been reclassified between the Electronic Payments, Risk Management and Global Outsourcing segments. Certain amortization cost groups were realigned with the respective business segments that benefited from the use of the related assets. Currently, the Company’s business segments are: Electronic Payments; ATM Management; Risk Management; and Global Outsourcing. The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The Electronic Payments segment provides EFT software sales, ACH, EFT and other processing services as well as EBT services for government agencies. The ATM Management segment provides ATM deployment, management and branding services. The Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides information technology and business process outsourcing services.

The accounting policies of the segments are the same as those applied by the Company on a consolidated basis. For internal reporting purposes, the Company aggregates costs based upon managerial control. The majority of these managed cost groups are directly assigned to a reportable segment. For cost groups supporting more than one reportable segment, the costs are assigned based upon the product line or project benefited. The assignment of costs is based upon estimates of factors considered most appropriate for the cost group such as transactions, calls, customers, square footage, revenues and headcount. The Company does not allocate expenses that benefit all segments and are corporate or administrative in nature. These costs are designated as Corporate expenses and include, among other things, executive leadership costs, investor relations and general legal, consulting, accounting and finance costs.

Information concerning operations in the Company’s reportable segments is as follows:

	Three Months Ended
	March 31,
(in thousands)	2004	2003
Net revenue:
Electronic payments	$49,683	$43,067
ATM management	35,160	33,827
Risk management	35,124	32,000
Global outsourcing	20,919	21,634

Total net revenue	140,886	130,528

Operating expenses before allocated overhead:
Electronic payments	38,855	32,039
ATM management	32,784	32,046
Risk management	20,954	22,756
Global outsourcing	15,204	17,839

Total operating expenses before allocated overhead	107,797	104,680

Allocated overhead:
Electronic payments	2,800	1,902
ATM management	2,102	2,219
Risk management	2,397	2,773
Global outsourcing	1,673	2,375
Corporate	10,095	10,002

Total allocated overhead	19,067	19,271

Income (loss) from operations:
Electronic payments	8,028	9,126
ATM management	274	(438)
Risk management	11,773	6,471
Global outsourcing	4,042	1,420
Corporate	(10,095)	(10,002)

Income from operations	$14,022	$6,577

The Company has not disclosed assets, interest income, interest expense or income taxes by segment because this information is not reviewed by the chief operating decision maker, produced internally nor practicable to prepare. Depreciation and amortization for each of the Company’s reporting segments is as follows:

	Three Months Ended
	March 31,
(in thousands)	2004	2003
Depreciation and amortization:
Electronic payments	$3,575	$2,752
ATM management	1,337	1,411
Risk management	2,895	3,269
Global outsourcing	793	897
Corporate	329	460

Total depreciation and amortization	$8,929	$8,789

Revenue is attributed to geographic areas based on the location of the assets producing the revenue. The Company’s operations by geographic area are as follows:

	Net Revenue		Property and Equipment
	Three Months Ended
	March 31,		March 31,	December 31,
(in thousands)	2004	2003	2004	2003
United States	$123,786	$119,756	$36,652	$38,594
United Kingdom	6,081	3,747	492	493
India	4,571	4,568	10,366	9,445
Canada	5,526	2,457	1,079	1,060
Other	922	—	35	37

Total consolidated	$140,886	$130,528	$48,624	$49,629

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

Future commercial commitments

In connection with the Company’s government services, collection and ATM placement activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at March 31, 2004 was $13.9 million.

At March 31, 2004, the Company provided guarantees of $0.8 million on certain equipment lease payments for Canadian customers of its ATM management business. These guarantees were established prior to the acquisition of Access Cash International, L.L.C. (ACI) in 2001 and expire through December 2007. The Company would be required to make payments under these guarantees in the event that these customers could not meet their own payment obligations. Through March 31, 2004, the Company has been required to make payments of approximately $176,000 pursuant to these guarantees. The customers’ ATM equipment assets are utilized as collateral on these guarantees. There are no amounts being carried as liabilities for the Company’s obligations under these guarantees.

The Company uses time deposits to secure letters of credit it uses in the ordinary course of business in India. The Company had $1.4 million in letters of credit outstanding at March 31, 2004, mostly related to leases. These letters of credit were secured by $1.6 million in cash collateral. The Company has also pledged $0.5 million of time deposits as collateral related to the performance on a customer contract and certain obligations related to local government requirements.

Contractual cash obligations

As of March 31, 2004, the Company had contractual cash obligations for capital leases, operating leases, outsourcing and maintenance obligations in the aggregate amount of approximately $131.7 million. The following table sets forth our obligations as of March 31, 2004 for the time periods specified. Our long-term debt consists primarily of capital lease obligations related to equipment.

	Payments Due by Period
		Nine-months	Three Years	Three Years
		ended	ended	ended
		December 31,	December 31,	December 31,
(in thousands)	Total	2004	2007	2010	Thereafter
Capital lease obligations	$4,509	$3,218	$1,207	$84	$—
Operating lease obligations[1]	61,597	9,884	26,492	17,335	7,886
Vendor obligations	65,592	28,777	36,815	—	—

Total	$131,698	$41,879	$64,514	$17,419	$7,886

[1] Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $4.2 million due in the future under non-cancelable subleases.

Other commitments

The Company has vault cash agreements with various financial institutions who provide cash to certain of the ATMs owned or managed by the Company. Although some portion of this cash may be physically located in the ATMs managed by the Company, this cash is not included in cash and cash equivalents on the Company’s condensed consolidated balance sheet because the Company does not take title to the cash under the bailee/bailor relationship established by the agreements. Based upon the daily outstanding balance of funds provided to the ATMs, the Company generally pays a monthly fee ranging from prime, as defined, plus one half percent up to prime plus 5%. The average monthly rate paid during the first three months of 2004 approximated 7%. The Company indemnifies the financial institutions against any loss of the cash in the ATMs. One of the agreements requires the Company to maintain a security amount equal to 1% of the daily outstanding balance. The agreements may be terminated upon notice by either party and have various expiration dates ranging from May 2004 to March 2005. Total cash provided pursuant to these vault cash agreements was approximately $35 million at March 31, 2004 and approximately $41 million at December 31, 2003.

As part of its transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due to the

Company are included in cash and cash equivalents. As of March 31, 2004, approximately $27.0 million was due to the Company and it received these funds in early April 2004.

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

The Company’s amended and restated certificate of incorporation and by-laws require it to indemnify its directors, officers, employees and other agents to the fullest extent permitted by Delaware law. The Company’s amended and restated certificate of incorporation also permits the Company to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the amended and restated certificate of incorporation would permit such indemnification. These indemnification obligations are implicated with respect to the directors and officers of the Company named as defendants in the Federal Securities Actions and Shareholder Derivative Actions described below. Historically, the Company’s costs to indemnify its directors, officers, employees and other agents have not been material.

Other contingencies

The Company is currently the subject of an investigation by the SEC with respect to restatements of its prior period financial statements that occurred in 2002. The Company has been cooperating fully with the SEC staff and intends to continue to do so. The Company may, however, become subject to a fine or other remedies in connection with the investigation. The Company has incurred, and may continue to incur, significant legal expenses in connection with this investigation.

The Company, its former chief executive and chief financial officers and its current chief financial officer are defendants in a federal securities action (the Federal Securities Action) pending in the U.S. District Court for the District of Arizona. On December 30, 2003, the plaintiff in the Federal Securities Action filed a Consolidated Amended Complaint (the Complaint). The Complaint alleges, among other things, that during the period from July 21, 2000 through October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiff and other members of a putative class of shareholders suffered damages as a result. The defendants have filed a motion to dismiss this action and this motion is pending before the Court.

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

NOTE 11 – SUBSEQUENT EVENTS:

In April of 2004, the Company acquired Penley, Inc. (Penley), which provides identity verification services and Loss Control Solutions (LCS), which offers fraud investigation case management software for the financial services industry. The aggregate initial purchase price of approximately $6 million for Penley and LCS was funded from existing cash on hand. Additional amounts could become payable to the former stockholders of Penley if the acquired business exceeds certain revenue and income targets during the two year period following the acquisition. The maximum additional amount payable to such stockholders is $21 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with an executive overview of our business. This overview includes a description of our business goals, the business models for our segments, key events during the three months ended March 31, 2004 and certain trends, risks and challenges. We then discuss our results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This is followed by a discussion of our liquidity and capital resources, including cash resources, sources and uses of cash and commercial commitments. We conclude with a reference to our Critical Accounting Policies and Estimates, described in our Annual Report on Form 10-K for the period ending December 31, 2003, that we believe are important for the reader to understand our reported financial results and our business outlook for future periods.

You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and the 2003 Annual Report on Form 10-K we previously filed with the Securities and Exchange Commission. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in the risk factors and cautionary statements in Part II, Item 5 of this Quarterly Report on Form 10-Q.

EXECUTIVE OVERVIEW

Our Business

Our goal is to enable trusted commerce by delivering integrated information, payment and technology solutions that strengthen our customers’ overall profitability through increased revenue, reduced costs and improved operating efficiency and technology performance. Our principal focus is on issuers of transaction accounts, such as financial institutions, financial services companies, electronic funds transfer networks, retailers, government agencies, telecommunications companies and other businesses. In evaluating our financial condition and operating results, our management focuses on revenues, operating income, return on invested capital and cash flows.

We deliver our information, payment and technology solutions through four basic business units and through combinations of the products and services offered by these units. Our most profitable business segments are Electronic Payments and Risk Management, although our Global Outsourcing and ATM Management segments also contribute to our overall value proposition. One of our goals is to enhance our ability to market and sell comprehensive solutions incorporating multiple elements of the products and services offered by our business lines to our customers. The business model of each of our segments is summarized below.

Electronic Payments

This segment derives its revenue based upon our customers’ needs to process electronic debit transactions. The majority of this segment’s revenue is derived from processing debit transactions that originate at an automated teller machine (ATM) or point-of-sale device. The remaining revenue is derived from the licensing and maintenance of the electronic funds transfer (EFT) software used to process electronic debit transactions. The provision of EFT processing services requires substantial capital investment for computers and related peripherals, maintenance, system modifications and upgrades, security and redundancy. Although these requirements add barriers to competitive entrance, they also create a relatively high ratio of fixed operating costs to total costs. Processors are also required to maintain significant cash reserves to cover temporary imbalances in the flow of funds associated with electronic funds transfers. Additionally, the software applications used for processing at our data centers and which we license to our software customers are primarily developed in-house and require frequent compliance updates and competitive upgrades, creating a dependence upon experienced and qualified information technology (IT) personnel. Other operating expenses include telecommunications costs to support the transmission of electronic debit transactions and settlement. The acquisition of Oasis Technology Ltd. (Oasis) in November 2003 expanded this segment’s software offerings from our legacy platforms to lower cost open platforms. When evaluating the performance of this business, we focus primarily on increasing its recurring revenue base through, among other things, the retention of our current processing customers and the acquisition of new processing relationships.

Expanding our software sales and establishing a processing presence in foreign markets are also areas of management emphasis.

ATM Management

Our ATM Management segment derives its revenues from the use, sale, branding, and managing of ATMs. Surcharge and interchange revenue represented the majority of our revenue from this segment during the three months ended March 31, 2004. Equipment sales are non-recurring and, along with branding fees, represent a minority of the revenue in this segment. Operating costs in this segment primarily include processing and telecommunication costs, the cost of the equipment we sell and the residual payments we make to the merchants where the ATMs we manage are deployed. Our primary goal for this business is to continue to improve its margins by lowering its costs and providing additional services.

Risk Management

This segment derives its revenue from database inquiries by financial institutions and retailers seeking to comply with regulations or mitigate the risk associated with accepting checks, providing credit or opening debit accounts for new consumers. Revenue from financial institutions represented the substantial majority of this segment’s revenue during the three months ended March 31, 2004, and the balance of the segment’s revenue was derived from retail customers using our check verification service. Operating costs generally include data acquisition costs and the cost of technology and regulatory compliance infrastructure and customer support centers. Our primary efforts in managing this business are directed towards increasing its revenues by improving customer usage rates and expanding our product suite and customer set. Towards this end, subsequent to the quarter ended March 31, 2004, we acquired Penley Inc., which provides identity verification services to financial institutions, and Loss Control Systems, which offers fraud investigation case management software. We believe the services offered by Penley may also have application for credit card issuers and broker dealer markets.

Global Outsourcing

Our global outsourcing business derives its revenues from the need of companies to remain competitive by reducing costs while maintaining or improving service levels. Revenues in this segment are from a variety of business process outsourcing (BPO) services (such as call centers, account application processing and data entry) and IT outsourcing. Operating costs in this segment are primarily related to employee expense and telecommunications and facilities costs. Our principal goal for this business is to expand its customer base in our core target markets of financial service, retail and telecommunications companies.

Key Events During the Three Months Ended March 31, 2004

•	We transferred the listing of our common stock to the New York Stock Exchange.

•	US Central selected our Automated Clearing House Processing System to support its ACH business.

•	We renewed an ATM branding contract with CO-OP Network and increased the number of ATMs included in our branding programs to over 7,500.

•	We executed an agreement to provide point-of-sale risk management services to Rite Aid Corporation.

•	The results of operations of Oasis Technology following our acquisition of this Company did not meet our expectations.

•	In our Global Outsourcing segment, we converted one customer from a pilot program to a long-term contract.

•	We acquired Benton Consulting Partners, a provider of consulting services to the electronic payments industry. One of the principals of Benton Consulting, John B. (Jack) Benton, became our Senior Vice President, International following this transaction.

Trends

Our strategic planning and forecasting processes include the consideration of economic, industry-wide and Company specific trends that may impact our customers, competitors and our operations. We would identify the more material positive and negative trends affecting our business below:

•	increased fraud and identity theft and regulatory requirements are driving an increasing need for risk management products;

•	consolidation in industries we serve is resulting in increasing competition and pricing pressures;

•	we are seeing an improving pipeline for our electronic payment processing business;

•	increased outsourcing as a means to control costs is driving a demand for offshore outsourcing services as well as an increased level of interest in developing expanded offshore capabilities by industry participants;

•	there is continued political opposition to the use of offshore outsourcing services;

•	a continued shift in the mix of payment mechanisms toward debit transactions is driving a need for electronic payment solutions and associated risk management services;

•	our sales of IT outsourcing services to Deluxe continue to decline;

•	the rate of new ATM deployment and per ATM transaction volumes in the United States is declining;

•	ATM markets outside the United States are growing; and

•	our India operations continue to experience pressure on compensation costs and employee attrition as competition increases.

Risks and Challenges

In addition to the trends affecting our industry and our Company as noted above, we consider risks and challenges that could impact the Company’s future financial results, including the following and those described in Part II, Item 5, “Risk Factors and Cautionary Statements”:

•	We are unable to predict the results of the investigation by the SEC, the pending stockholders litigation or the purported class action litigation filed in Florida.

•	Estimates of future financial results are inherently unreliable.

•	Consolidation in the industries we serve may adversely affect our ability to sell our products and services.

•	Our efforts to improve the margins of our ATM Management business may not be successful.

•	Our ability to expand through acquisitions involves risks and may not be successful.

•	We face intense competition in all areas of our business, and if we do not compete effectively, our business will be harmed.

•	If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

•	Our sales to Deluxe have been declining.

•	Legislation or regulation could harm our ability to collect and use data, increase our operating costs or otherwise harm our business.

•	If the security of our databases is compromised, our reputation could suffer and customers may not be willing to use our products and services.

•	We may experience software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability.

•	There are a number of risks associated with our international sales and operations that could harm our business.

•	Changes in Indian tax laws could adversely affect our results of operations.

•	We face termination and compliance risks with respect to our government contracts.

•	We may be unable to protect our intellectual property rights.

RESULTS OF OPERATIONS

The following table presents our condensed consolidated financial results for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
(dollars in thousands)	2004	2003	% Change
Net revenue	$140,886	$130,528	7.9%

Operating expenses:
Processing, communication and service costs	58,670	55,706	5.3
Employee costs	48,942	46,929	4.3
Depreciation and amortization	8,929	8,789	1.6
Other operating costs	10,323	12,527	(17.6)

Total operating expenses	126,864	123,951	2.4

Income from operations	14,022	6,577	*
Other (expense) income – net	(624)	244	*

Income before income taxes	13,398	6,821	96.4
Provision for income taxes	(4,019)	(2,189)	83.6

Net income	$9,379	$4,632	*

*	Represents an increase or decrease in excess of 100%.

NET REVENUE

Net revenue by reportable segment and for the Company as a whole for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2004	2003	% Change
Net revenue
Electronic payments	$49,683	$43,067	15.4%
ATM management	35,160	33,827	3.9
Risk management	35,124	32,000	9.8
Global outsourcing	20,919	21,634	(3.3)

Total net revenue	$140,886	$130,528	7.9

Electronic Payments

Processing revenues increased approximately $4 million during the three months ended March 31, 2004 as compared to the same period ended 2003 due primarily to electronic benefit transfer (EBT) service contracts that commenced subsequent to the first quarter of 2003. Processing revenues for financial institution customers increased modestly during the quarter ended March 31, 2004 as compared to the same quarter ended 2003. During 2004, we expect that our processing revenues from financial institutions will increase as compared to 2003 due to increased volumes and our success in securing new financial institution processing customers and we expect to see the benefits from these new relationships begin in late 2004. We expect these increases to be offset somewhat by declines in EBT revenues due to anticipated contract expirations that will not be fully offset by the new EBT contracts described above. We are pursuing new EBT contracts as existing contracts held by us and our competitors expire, but it is difficult to predict whether our bids will be successful. In general, we expect our revenues from this activity to decline over the course of 2004.

Approximately $2 million of the increase in Electronic Payments revenue is attributable to an increase in software revenues during the quarter ended March 31, 2004 as compared to the same quarter ended 2003, primarily related to our acquisition of an open-platform software provider in the fall of 2003. We expect software related sales to increase in 2004 as compared to the prior year due to this acquisition. The following table illustrates our revenue generated from software sales, and maintenance:

	Three Months Ended
	March 31,
(in thousands)	2004	2003
License fees	$1,964	$1,735
Maintenance	5,227	3,765
Software modifications	2,156	1,842

	$9,347	$7,342

ATM Management

The increase in ATM revenues during the three months ended March 31, 2004 as compared to the same period in 2003 is due to higher transaction volumes and a one-time contract termination fee of approximately $0.5 million. Equipment sales and branding revenues remained relatively consistent with the prior year quarter. We continue to redirect the focus of the ATM business towards offering end-to-end ATM portfolio management as well as branding services to financial institutions and retailers. We expect annual revenues from this segment to increase modestly in 2004 as compared to the prior year.

Risk Management

Revenues from our ChexSystems(SM) and other financial institution products increased in this segment for the three months ended March 31, 2004 as compared to the same period in 2003 due to volume growth from financial institutions associated with new debit account openings. This increase was partially offset by revenue declines attributable to the elimination of unprofitable product lines in 2003. Our SCAN(SM) product revenues were relatively flat in the current quarter as compared to the prior year. We expect that revenues from our Risk Management segment will increase in 2004 as compared to 2003 due to increased demand for our financial institution products and, to a lesser degree, the acquisitions of Penley and LCS in April 2004. Revenues from our SCAN(SM) product line will likely remain relatively flat with 2003.

Global Outsourcing

Global Outsourcing revenues declined approximately 3% during the three months ended March 31, 2004 as compared to the same period ended 2003 due to a decline in information technology revenues. This decline was partially offset by increased BPO revenues. BPO revenues, which include outsourcing and customer contact center services, increased approximately 26% during the three months ended March 31, 2004 as compared to the same period in the prior year due primarily to higher volumes experienced by our BPO customers. We expect continued growth in our BPO business through the acquisition of new client relationships and the expansion of services provided to existing clients. However, we expect the rate of growth in our BPO business over the remainder of 2004 will be somewhat less than that seen in the first quarter due to the seasonal nature of some of the activity.

Revenues from information technology (IT) services declined approximately 32% during the three months ended March 31, 2004 as compared to the same period in 2003 due to a decline in our revenues from Deluxe. In accordance with our agreement with Deluxe, a minimal short-fall fee, based upon a formula in the contract reflective of our estimated lost profits, will be billed to Deluxe if it fails to reach the minimum target level of $43 million for software development services for 2004. We do not expect the revenues from Deluxe in 2004 to approach this level. Any amounts that may ultimately become billable to Deluxe under this arrangement will be recognized as revenue by us during the fourth quarter of 2004.

BUSINESS SEGMENT MARGIN CONTRIBUTIONS

The following table presents our operating income (loss) by segment and total operating income for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
(dollars in thousands)	2004	2003	% Change
Operating income (loss)
Electronic payments	$8,028	$9,126	(12.0)%
ATM management	274	(438)	*
Risk management	11,773	6,471	81.9
Global outsourcing	4,042	1,420	*
Corporate	(10,095)	(10,002)	(0.9)

Total operating income	$14,022	$6,577	*

*	Represents an increase or decrease in excess of 100%.

Electronic Payments

During the first quarter of 2004, margins in this segment were adversely impacted by operating losses related to Oasis due to lower than anticipated sales. This result was partially offset by increased revenues from EFT and EBT processing services. Total operating income for this segment is expected to decline slightly in 2004 as compared to the prior year because we currently expect additional losses from Oasis and we will not realize the favorable impact ($3.7 million) from the reversals of the provision for government services loss contracts we recorded in 2003. We are actively exploring means to reduce Oasis’ expense base and expect the losses from this business to narrow throughout 2004.

ATM Management

Our ATM Management segment experienced an increase in margins during the three months ended March 31, 2004 as compared to the same period ended 2003 primarily as a result of one-time contract termination fees of approximately $0.5 million. We will continue to focus on improving the margins in this business through our efforts to provide ATM management and branding services to large retailers and financial institutions and we expect margins from this business to improve in 2004 as compared to 2003.

Risk Management

The margin improvement during first quarter of 2004 as compared to the same quarter in 2003 for our risk management business is due to the increase in ChexSystem(SM) revenue from financial institution customers. Margins also improved during the current quarter due to the reduction of third party and internal costs through the increased utilization of our Indian operations for contact center and software development work. We expect an increase in the margins from this segment in 2004 as compared to 2003 as a result of a full year of savings on our operating costs and higher transaction volumes from our ChexSystem(SM) suite of products.

Global Outsourcing

The results of our global outsourcing business during the three months ended March 31, 2004 as compared to the same period ended 2003 were positively impacted by an increase in our BPO revenues. Operating costs in this segment were reduced as we achieved a more favorable balance of on-shore and off-shore activities. We plan to expand capacity in 2004 to meet immediate and future business demands, which will result in an increase in our fixed costs and as a result we expect only a moderate increase in margins for 2004 as compared to 2003.

Corporate

Unallocated corporate overhead includes, among other things, executive leadership costs, investor relations, general legal, consulting and accounting and finance costs and certain technology costs. Corporate expenses remained flat during the first quarter of 2004 as compared to the same quarter in 2003, and we expect corporate expenses to remain relatively flat throughout 2004.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2004 and 2003 were as follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2004	2003	% Change
Operating expenses:
Processing, communication and service costs	$58,670	$55,706	5.3%
Employee costs	48,942	46,929	4.3
Depreciation and amortization	8,929	8,789	1.6
Other operating costs	10,323	12,527	(17.6)

Total operating expenses	$126,864	$123,951	2.4

Processing, communication and service costs

This category includes the cost of transaction processing, telecommunications, computer equipment and promotional services. This category also includes the residual payments we make to the occupants of the properties where the ATMs that we own or manage are located.

Processing, communication and service costs increased during the three months ended March 31, 2004 as compared to the same period ended 2003 primarily due to an increase in residual payments consistent with the increase in ATM revenues and a price increase on fees related to certain processing in Electronic Payments. We expect processing, communication and service costs to increase in 2004 as compared to the prior year on a basis consistent with the anticipated increase in transaction volumes.

Employee costs

Employee compensation, payroll taxes and medical expenses increased during the three months ended March 31, 2004 primarily due to an expansion in our employee base associated with our acquisition activities and an increase in India headcount associated with growth in our BPO business. Company-wide headcount increased approximately 400 to 5,600 at March 31, 2004. At March 31, 2004, approximately 71% of our employees were located in India. The increases in costs were partially offset by savings on compensation resulting from the business improvement initiatives in 2003. We expect future employee costs and headcount to increase during the remainder of 2004 to support anticipated BPO business growth. As part of our business improvement initiatives, we continue, however, to seek opportunities to reduce employee costs.

Depreciation and amortization

These costs represent the depreciation of our facilities and equipment and the amortization of intangible assets, such as capitalized software costs and acquired contracts. The increase in these expenses during the first quarter of 2004 as compared to the same quarter ended 2003 is primarily due to the impact of three months of depreciation and amortization on assets obtained through the Oasis acquisition.

Other operating costs

Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt, and certain administrative costs. External consulting costs decreased approximately $1.7 million during the three months ended 2004 over the same period ended 2003 due to reduced consulting fees for market and customer analysis to support our strategic planning process. We also saw a decline in the external legal costs associated with the SEC investigation. We expect to continue to incur expenses for legal services associated with the SEC investigation and stockholder litigation, for external consultants related to the business improvement initiatives we commenced in early 2003 and for costs related to compliance with Section 404 of the Sarbanes-Oxley Act.

Other (expense) income — net

Other (expense) income — net primarily includes interest and investment income that is enhanced or reduced by gains and losses on the disposal of assets, interest and investment expense and foreign currency translation adjustments. Interest earned on cash and cash equivalents was $0.4 million for the first quarter in 2004 and $0.5 million for the first quarter in 2003. The increase in expenses during the three months ended March 31, 2004 as compared to the same period ended 2003 is primarily due to the impact of unfavorable foreign currency translation adjustments.

Provision for income taxes

The annualized effective tax rates for the three months ended March 31, 2004 and 2003 were 30.0% and 32.1%, respectively. Our effective tax rate is largely determined by our Indian subsidiary’s proportional share of our projected consolidated income. Our Indian software development and business process outsourcing operations qualify for tax incentives associated with businesses that operate within designated geographic locations within India which generally provide us with exemptions from Indian income tax on certain business income generated from these operations and phase out through March 2009. We expect our annualized effective tax rate for 2004 to approximate the rate seen in the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Information about our financial position as of March 31, 2004 and December 31, 2003 is presented below:

	March 31,	December 31,
(dollars in thousands)	2004	2003	% Change
Cash and cash equivalents	$163,278	$158,106	3.3%
Long-term debt due within one year	3,338	5,586	(40.2)
Long-term debt	1,171	1,667	(29.8)
Stockholders’ equity	420,121	401,662	4.6
Net working capital	182,875	162,702	12.4

Cash Resources

We expect our beginning cash balance and cash provided from operations in future periods to be sufficient to meet our normal operating commitments and to fund planned capital expenditures and any acquisitions. Cash and cash equivalents at March 31, 2004 included cash in ATMs of approximately $6 million and cash in India of approximately $15 million. The funds in India are held in Indian bank accounts denominated in Indian rupees or U.S. dollars. These funds are available for use in our Indian operations and investments. We consider these funds to be permanently invested and have no current intention of repatriating them to the United States.

As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with an ATM, point-of-sale or EBT transaction and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due us are included in cash on our consolidated balance sheets. As of March 31, 2004, approximately $27 million of settlement payments were due to us and we received these funds in early April 2004. We are required to maintain sufficient cash on hand to fund the daily settlement advances we make against the payments we receive through the settlement process. The typical overnight settlement balance due to us ranges from $5 million to $30 million. We also seek to maintain an additional cash balance of approximately $35 million to ensure that we can advance funds to our processing customers if unusual circumstances prevent us from timely processing their settlement files. We are considering an overnight credit facility to fund these potential obligations.

We have vault cash agreements with various financial institutions that provide cash to certain of the ATMs owned or managed by us. Although some portion of this cash may be physically located in the ATMs that we own or manage, these funds are not included in cash and cash equivalents on our consolidated balance sheet because we do not take title to it under the bailee/bailor relationship as established by the agreements. Based upon the daily outstanding balance of funds provided to the ATMs, we generally pay a monthly fee ranging from prime, as defined, plus one half percent up to prime plus 5%. We indemnify the financial institutions against any loss of the vault cash in the ATMs. One of the agreements requires us to maintain a security deposit equal to 1% of the daily outstanding balance. The average monthly rate paid during the three months ended March 31, 2004 approximated 7%. The agreements may be terminated upon notice by either party and have various expiration dates through March 2005. Cash provided at March 31, 2004 and December 31, 2003 pursuant to agreements with third-party vault cash providers was approximately $35 million and $41 million, respectively.

The following table sets forth our contractual cash obligations as of March 31, 2004 in total and for the time periods specified. Our long-term debt consists principally of capital lease obligations related to equipment:

	Payments Due by Period
		Nine-months	Three Years	Three Years
		ended	ended	ended
		December 31,	December 31,	December 31,
(in thousands)	Total	2004	2007	2010	Thereafter
Capital lease obligations	$4,509	$3,218	$1,207	$84	$—
Operating lease obligations[1]	61,597	9,884	26,492	17,335	7,886
Vendor obligations	65,592	28,777	36,815	—	—

Total	$131,698	$41,879	$64,514	$17,419	$7,886

[1] Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $4.2 million due in the future under non-cancelable subleases.

For the purposes of this table, contractual obligations for purchases of services are defined as agreements that are enforceable and legally binding and that specify all significant terms, such as fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase orders for goods and services are not included in this table. Our purchase orders may represent authorizations to purchase rather than binding agreements. These orders are based upon our current service needs and are generally fulfilled by our vendors within one or two months.

We are party to certain other contracts with third parties whereby the third party provides services to us. These services are operational in nature and our obligations under these contracts vary from period to period based on our utilization of the services. These commitments are not reflected in the table above as the associated amounts are not currently determinable.

Sources and Uses of Cash

The following table sets forth a summary of our cash flow activity for the three months ended March 31, 2004 and 2003 and should be read in conjunction with our condensed consolidated statements of cash flows:

	Summary of Cash Flows
	For the Three Months
	Ended March 31,
(in thousands)	2004	2003
Cash provided by operating activities	$6,471	$10,816
Cash (used in) provided by investing activities	(5,306)	7,568
Cash provided by (used in) financing activities	4,007	(235)

Net increase in cash and cash equivalents	$5,172	$18,149

Our current priorities for use of our cash are:

•	investment in projects intended to increase our product delivery and operational effectiveness and enhance our product suite and the redundancy of our systems;

•	complementary acquisitions; and

•	ensuring we can fund our settlement obligations.

We do not currently anticipate using our funds to pay cash dividends or repurchase our stock.

Operating Activities

Our primary source of liquidity is the profits we generate from our business. Operating cash outflows include payments to vendors for processing and telecommunications services, consulting services and supplies. We also pay salaries and benefits to our employees and income taxes.

The payment of performance-based bonuses during the first quarter of 2004 resulted in a cash outflow of approximately $13.9 million. Cash flow from operations also decreased due to an increase in accounts receivable related to annual software maintenance billing and extended receivables related to our recently acquired EFT software business. These decreases were offset by cash flows associated with our positive operating results.

Investing Activities

Cash from investing activities generally includes cash effects from the sale or acquisition of assets. During the first quarter of 2004, we disbursed approximately $775,000 for our acquisition of Benton Consulting Partners and approximately $4.5 million to purchase fixed assets and develop software.

Financing Activities

We receive funds from the exercise of stock options and the sale of our shares through our employee stock purchase plan. Financing outflows generally include the repayment of debt. During the three months ended March 31, 2004, we used cash to repay debt of approximately $2.0 million and we received approximately $6.0 million in proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan.

Commercial Commitments

The following table sets forth our future commercial commitments as of March 31, 2004:

	Commitment Expiration by Period*
(in thousands)	Total	2004	2005	2006	2007	2008	Thereafter
Letters of credit and other	$1,976	$1,232	$730	$14	$—	$—	$—
Guarantees	838	26	167	398	210	37	—
Performance bonds	13,876	2,710	11,021	110	35	—	—

Total commitments	$16,690	$3,968	$11,918	$522	$245	$37	$—

*	Represents commercial commitment expirations during the nine months ended December 31, 2004, during the respective years ended December 31, 2005 through 2008 and thereafter.

Prior to our acquisition of Access Cash International, L.L.C. (ACI) in 2001, we had committed to guarantee up to approximately $1.8 million of equipment lease payments for Canadian customers of our ATM management business and as of March 31, 2004, were guaranteeing lease payments amounting to approximately $0.8 million. Through March 31, 2004, we have been required to make payments of $176,000 pursuant to these guarantees.

We use cash collateral to secure letters of credit we issue in the ordinary course of business. We had $1.4 million in letters of credit outstanding at March 31, 2004, mostly related to leases. These letters of credit were secured by $1.6 million in cash collateral. We have also pledged $0.5 million of time deposits as collateral related to the guarantee of performance on a customer contract and certain obligations related to local government requirements.

In connection with our government services business, collection and ATM placement activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at March 31, 2004 was $13.9 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, reserves and allowances, income taxes and stock-based compensation. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical accounting policies during the first quarter of 2004. These policies are described in our Annual Report on Form 10-K for the period ending December 31, 2003.

Recent Accounting Pronouncements

In December 2003, the FASB revised FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. FIN 46R will be required for all enterprises with variable interests in variable interest entities (VIEs) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005, with effective dates for public enterprises varying based on the type of VIE, whether the public enterprise is a small business issuer, and whether the original interpretation issued in January 2003 was applied to a VIE prior to the effective date of FIN 46R. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have an impact on our condensed consolidated financial position or results of operations.

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

The Company expects that full year net revenues for 2004 will increase approximately 5 to 10 percent over the net revenues recorded in 2003 of approximately $532.1 million. Additionally, the Company expects full year diluted earnings per share to increase 25 to 30 percent in 2004 over the diluted earnings per share of $0.61 reported in 2003. The Company expects to generate operating cash flows in 2004 in line with the level achieved in 2003.

The foregoing expectations reflect the following assumptions:

•	an effective annualized tax rate of approximately 30 percent;

•	fully diluted shares outstanding of approximately 48 million; and

•	expected cash outlays of approximately $40 million for capital expenditures and product development.

These expectations give effect to the acquisitions of Penley and LCS, but do not include the impact of other acquisitions that may be completed during 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates. These exposures may change over time as our business evolves and could have an adverse impact on our financial results. We have not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency or interest rate changes, although we may do so in the future. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. For the three months ended March 31, 2004, approximately 8% of our net revenues and approximately 19% of our operating expenses were denominated in these three currencies.

We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the quarter ended March 31, 2004. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, Indian rupee and Canadian dollar would have reduced our reported income before taxes in that quarter by approximately $1.6 million. A 10% change in the exchange rate for the British pound, Indian rupee and Canadian dollar would also have an impact on the foreign net assets reflected in our balance sheet, but we would not expect this change to be material to total assets.

Changes in interest rates could impact our anticipated interest income on cash equivalents and interest expense on variable short-term debt. A 10% adverse change in interest rates from the interest rates in effect at the end of March 31, 2004 would not, however, have had a material adverse effect on our net income or financial condition for the three months ended March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in the internal controls related to financial reporting that have materially affected, or are reasonably likely to materially affect these controls since March 31, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the discussion of the SEC investigation, the Federal Securities Actions, the Shareholder Derivative Actions, and the Florida litigation discussed in Note 10 to the Financial Statements included in this Quarterly Report on Form 10-Q.

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

WE ARE UNABLE TO PREDICT THE RESULTS OF THE INVESTIGATION BY THE SEC AND THE PENDING STOCKHOLDERS LITIGATION.

The Company is currently the subject of an investigation by the Securities and Exchange Commission (the SEC) with respect to restatements of its prior period financial statements that occurred in 2002. The Company has been cooperating fully with the SEC staff and intends to continue to do so. The Company may, however, become subject to a fine or other remedies in connection with the investigation. The Company has incurred, and may continue to incur, significant legal expenses in connection with this investigation.

The Company, its former chief executive and chief financial officers and its current chief financial officer are defendants in a federal securities action (the Federal Securities Action) pending in the U.S. District Court for the District of Arizona. On December 30, 2003, the plaintiff in the Federal Securities Action filed a Consolidated Amended Complaint (the Complaint). The Complaint alleges, among other things, that during the period from July 21, 2000 through October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiff and other members of a putative class of shareholders suffered damages as a result. The defendants have filed a motion to dismiss this action and this motion is pending before the Court.

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

ESTIMATES OF FUTURE FINANCIAL RESULTS ARE INHERENTLY UNRELIABLE.

From time to time, the Company and its representatives may make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenues, expense levels, tax rates, capital expenditures, earnings or earnings from operations. Any forecast regarding our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors, including the considerations specific to our business that are outlined in this discussion as well as general economic and geopolitical trends that can adversely affect the market for our products and services. Many of the factors that can adversely affect our business are beyond our control. As a result, there can be no assurance that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by us, and other information relating to our Company and our products and services, when evaluating our prospective results of operations.

WE ARE UNABLE TO PREDICT THE RESULTS OF THE PURPORTED CLASS ACTION LAWSUIT FILED IN FLORIDA.

The Company, along with numerous other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs are seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees. The plaintiffs are also asking for injunctive relief to prevent further alleged violations of the Federal Act. The Company cannot predict whether the plaintiffs in this case will be successful in certifying their complaint as a class action. The Company believes that it has meritorious defenses with regard to the allegations made in this lawsuit and intends to vigorously defend this action. Litigation is, however, by its nature uncertain and an unfavorable resolution of this lawsuit could materially adversely affect our business, results of operation or financial condition.

CONSOLIDATION IN THE INDUSTRIES WE SERVE MAY ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES.

Mergers, acquisitions and personnel changes at financial institutions and electronic funds transfer networks may adversely affect our business, financial condition and results of operations. Currently, the banking and EFT industries are consolidating, causing the number of financial institutions and processing networks to decline. This consolidation could cause us to lose:

-	current and potential customers;

-	market share if an entity resulting from a combination of our customers determines that it is more efficient to develop in-house products and services similar to ours or to use our competitors’ product and services; and

-	revenue if such a combined institution is able to negotiate a greater volume discount for, or discontinue the use of, our products and services.

For example, J.P. Morgan Chase and Bank One, both of which utilize our risk management products, have agreed to merge. Similarly, the STAR network was one of the larger processing customers of our electronic payments business before it was purchased by one of our competitors, Concord EFS, during 2001. First Data Corporation, which owns a substantial equity interest in the NYCE Network, has now purchased Concord EFS, although it is a condition of this acquisition that First Data divest its interest in the NYCE network. Both the STAR and NYCE networks utilize our electronic funds transfer software. We cannot predict what effect the combination of First Data and Concord EFS will have on our business.

OUR EFFORTS TO IMPROVE THE MARGINS OF OUR ATM MANAGEMENT BUSINESS MAY NOT BE SUCCESSFUL.

During 2001 and 2002, we acquired a number of independent ATM management companies and our ATM Management segment now operates the largest network of off-premise ATMs in North America. For the first quarter of 2004, this business segment contributed revenues of $35.2 million, or 25% of our total revenues, at an operating margin of 0.8%.

Our strategy to improve margins of this business is directed towards providing an end-to-end ATM management service to financial institutions and retailers. We believe that effectively changing the focus of this business should allow us to improve on its historical returns. We also expect improvement in our ATM business to come from cost reduction efforts and additional revenues from branding and other value-added services.

If we are not successful in our effort to improve the revenues and profitability of our ATM business, our future results of operations will be adversely affected and we could be required to write-down the value of the goodwill we recorded as a result of our ATM management company acquisitions.

OUR ABILITY TO EXPAND THROUGH ACQUISITIONS INVOLVES RISKS AND MAY NOT BE SUCCESSFUL.

We are currently considering possible acquisitions to complement and grow our existing businesses. Our ability to expand through acquisitions involves many risks, including:

-	the operations, technology and personnel of any acquired companies may be difficult to integrate;

-	the allocation of management resources to consummate these transactions may disrupt our day to day business;

-	the acquired businesses may not achieve anticipated revenues, earnings or cash flow. Such a shortfall could require us to write-down the goodwill associated with any acquired company, which would adversely affect our reported earnings; and

-	acquisitions may require us to record special charges that reduce our earnings, such as the $1.5 million charge we recorded in 2003 to write-off in-process research and development in connection with our acquisition of Oasis.

WE FACE INTENSE COMPETITION IN ALL AREAS OF OUR BUSINESS, AND IF WE DO NOT COMPETE EFFECTIVELY, OUR BUSINESS WILL BE HARMED.

We face intense competition from a number of companies and we expect that competition will intensify as the movement towards increasing consolidation within the financial services industry continues. The high levels of competition we experience have led to pricing pressures in all aspects of our business. Many of our competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we do.

In the electronic payments market, our principal competitors include:

-	third-party debit network processors, including First Data Corporation, VISA Debit Processing Services, Midwest Payment Systems and Fiserv;

-	financial institutions that have developed in-house processing capabilities or services similar to ours, including Wells Fargo, M&I Bank and Fifth Third National Bank;

-	electronic funds transfer software providers, including Transaction System Architects, S2 and Mosaic; and

-	government service providers including J.P. Morgan Chase and ACS.

In the ATM management market, our competitors include First Data Corporation, DataCard, Genpass, eTrade, Cardtronix, certain ATM equipment manufacturers and numerous independent service organizations (ISOs).

In the risk management market, our principal competitors include:

-	providers of fraud management data and software including Primary Payment Systems (a subsidiary of First Data Corporation), Equifax, Experian, TransUnion and RiskWise (a division of Lexis-Nexis of Reed Elsevier); and

-	retail check verification and electronic check processing providers, including Certegy and Telecheck, a subsidiary of First Data Corporation.

In the global outsourcing market, our competitors include:

-	outsourcing solutions companies, including IBM (which has recently agreed to acquire another of our competitors, Daksh eServices), Spectramind/Wipro Ltd and Infosys Technologies.

In the market for electronic transaction processing, the principal factors on which we compete are price and service levels. The future growth of our revenues in this market is dependent upon securing an increasing volume of transactions. If we cannot control our transaction processing expenses, we may not remain price competitive and our revenues will be adversely affected. Our revenues can also be adversely affected by pricing concessions, such as those we made in 2003, to retain significant processing customers. In addition, some of our competitors have indicated that they may be prepared to provide customer prospects with up-front cash incentives to acquire or retain their processing business. Given that these competitors have substantially greater financial resources than we do, it will be difficult for us to obtain significant new processing customers, or retain the customers we have, if this approach becomes a significant competitive factor.

We have also seen an effort by processors such as First Data Corporation/Concord EFS and VISA that are affiliated with branded networks to seek exclusive processing relationships with the debit card-issuing financial institutions that subscribe to their networks. Ownership or control of a branded network may also enable these competitors to influence the interchange fees financial institutions receive from retailers who accept transactions from the debit cards issued by these network participants. We are unable to predict whether this trend towards an increasing level of vertical integration between transaction processors and branded debit networks, and the horizontal integration resulting from the combination of First Data Corporation and Concord EFS, will have a positive or negative impact upon our processing business over the long-term. Our software business competes primarily upon the basis of the quality and reliability of our software and its conformance to the current and future requirements of our customers. If we do not maintain the technological relevance of our software offerings or fail to anticipate shifts in customer requirements, our ability to sell our software products will be impaired.

In the market for ATM deployment, processing and management services, the primary basis of competition is industry knowledge and experience, price and service levels. Our ability to sell additional machines and processing contracts in this market is dependant on our ability to control our costs while maintaining effective levels of customer service. If we are not successful in these efforts we will not achieve the growth objectives we have for our ATM management business.

Competition for our risk management products is based primarily on the quantity and quality of the data and data analytic capabilities available to us for this purpose and, to a somewhat lesser degree, price. Our competitive position in these markets could be harmed if our competitors were able to compile different data sources and analytical capabilities that proved to be more effective than our products. In addition, we continue to experience competitive pressure on the pricing for our check verification service.

Our business process management and information technology services offerings compete primarily on the basis of the quality of service levels and, to some degree, price. The future growth of this aspect of our business is dependent on demonstrating to our current and prospective customers that we are a dependable and efficient service provider.

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

Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our computer and telecommunications network systems and our data centers. Any significant interruptions could severely harm our business and reputation and result in a loss of revenue and customers. We could also be required to apply substantial amounts of our available cash to fund our settlement obligations and it is possible that we would not have sufficient resources in the event of a severe and persistent outage. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, unlawful acts, power loss, telecommunications failure, unauthorized entry and computer viruses. Although we have taken steps to prevent system failures, we cannot be certain that our measures will be successful and that we will not experience service interruptions. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur. We expect to expend significant amounts to upgrade the redundancy of our data centers during 2004.

OUR SALES TO DELUXE HAVE BEEN DECLINING.

The revenues we received from Deluxe declined by approximately $15 million during 2003 compared to 2002. Revenues from Deluxe declined approximately 36% during the three months ended March 31, 2004 as compared to the same period ended 2003. Although Deluxe has established minimum spending targets of $43 million per year through March 31, 2005 for software development and maintenance services it obtains from us, further efforts at expense reduction by Deluxe could cause the revenues we receive from Deluxe to continue to decline. We expect that sales to Deluxe in 2004 will decline from the levels seen in 2003. A continuing material reduction in the amount of services Deluxe orders from us would materially adversely affect our future results of operations. Our current contract with Deluxe expires in March 2005. We cannot predict whether this contract will be renewed or extended after its scheduled expiration, although we would not expect any extension of this contract to incorporate minimum spending targets approximating those in the current agreement.

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

The federal financial modernization law, known as the Gramm-Leach-Bliley Act, imposes significant consumer information privacy requirements on any entity engaged in the business of providing financial services, including entities that provide services to financial institutions. Federal agencies, such as the Comptroller of the Currency and the Federal Trade Commission, have issued regulations to implement these requirements. The Act requires covered companies to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose those policies to consumers before a customer relationship is established and annually thereafter. In addition, the Act requires covered companies to give an opt-out notice to consumers before sharing consumer information with third parties. The opt-out notice requirement in the Act is subject to several exceptions for credit reporting and fraud prevention purposes. Although we believe these exceptions apply to our business, government agencies could interpret their regulations in a manner that could expand the scope of the Act in ways that could adversely affect our business. In addition, even if the regulations do not affect us directly, uncertainty over the scope of the regulations could make financial institutions unwilling or reluctant to share consumer-related information with us.

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

Regulations are currently being considered regarding the application of the Americans with Disabilities Act (“ADA”) to ATM networks. In addition, the network rules that govern the transmission of transactions originating at ATMs will require us and the customers of our ATM management business to upgrade the encryption capabilities of our collective ATM devices by the end of 2006. Although these regulations and requirements could result in increased opportunities for ATM sales by us, they could also require us to retire or retrofit portions of the ATM base we own and could motivate some of our customers to elect to retire their ATMs. It is also possible that existing ATM networks will be exempted from any future regulations under the ADA. We are unable at this time to determine whether, and to what extent, any final regulations issued under the ADA or the network rule revisions will impact our business.

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

WE MAY EXPERIENCE SOFTWARE DEFECTS, DEVELOPMENT DELAYS AND INSTALLATION DIFFICULTIES, WHICH COULD HARM OUR BUSINESS AND REPUTATION AND EXPOSE US TO POTENTIAL LIABILITY.

Our services and products are based on sophisticated software and computing systems and we often encounter delays when developing new products and services. Further, the software underlying our products and services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our products and technologies on platforms used by our customers or in new environments, such as the Internet. Our acquisition of Oasis Technology will increase our exposure to these risks. Defects in our software products, errors or delays in the processing of electronic transactions or other difficulties could result in:

-	delays in market acceptance;

-	additional development costs;

-	diversion of technical and other resources;

-	loss of customers;

-	negative publicity; and

-	exposure to liability claims.

Although we attempt to limit our potential liability for warranty claims through disclaimers and limitation-of-liability provisions in our license and client agreements, we cannot be certain that these measures will be successful in limiting our liability.

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR BUSINESS.

Because we currently sell some of our products and services on a global basis and provide outsourcing services from India, our business is subject to risks associated with doing business internationally. In the first quarter of 2004, we generated approximately 12% of our net sales outside of the United States and we presently anticipate that our international efforts will constitute a higher percentage of our net sales in future periods. Our future results could be harmed by a variety of factors, including:

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

WE FACE TERMINATION AND COMPLIANCE RISKS WITH RESPECT TO OUR GOVERNMENT CONTRACTS.

All of our government contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized approximately 9% of our net sales in the first quarter of 2004 (before reimbursed expenses) pursuant to contracts of this type. If a government contract is so terminated, we are generally entitled only to receive compensation for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

Despite our efforts to protect them, third parties may infringe or misappropriate our intellectual property rights, or otherwise independently develop substantially equivalent products and services. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete. We rely on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect our trademarks, software and know-how. We have also applied for patent protection on some of the features of our newer products. We may be required to spend significant resources to protect our trade secrets and monitor and police our intellectual property rights.

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT A CHANGE IN CONTROL.

Provisions of our certificate of incorporation and bylaws and Delaware law may delay or prevent a change in control of our Company that you may consider favorable. These provisions include the following:

-	no cumulative voting by stockholders for directors;

-	a classified board of directors with three-year staggered terms;

-	the ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies;

-	the ability of our board to issue preferred stock, without stockholder approval, with rights and preferences that may be superior to our common stock;

-	the ability of our board to amend our bylaws;

-	a prohibition of stockholder action by written consent;

-	advance notice requirements for stockholder proposals and for nominating candidates to our board;

-	restrictions under Delaware law on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock;

-	a requirement that 66-2/3% of our stockholders and 66-2/3% of our directors approve certain corporate transactions, including mergers and consolidations, sales of assets or amendments to our certificate of incorporation; and

-	we have adopted a stockholder rights plan, which discourages the unauthorized acquisition of 15% or more of our common stock or an unauthorized exchange or tender offer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

Exhibit
No.	Description	Method of filing
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed by the Company with the Securities and Exchange Commission (“the Commission”) on April 4, 2000, Registration No. 333-33992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”), Registration No. 333-33992)	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

10.1	Schedule identifying additional Transition Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

10.2	Schedule identifying additional Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

10.3	Asset Purchase Agreement, dated January 30, 2004 (the “Benton Acquisition Agreement”), by and between the Company and Benton Consulting Partners	Filed herewith

10.4	Amendment, dated March 18, 2004, to the Benton Acquisition Agreement	Filed herewith

31.1	Section 302 Certification by Mr. Paul F. Walsh	Filed herewith

31.2	Section 302 Certification by Mr. Thomas S. Liston	Filed herewith

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. Thomas S. Liston	Filed herewith

*Incorporated by reference

(b) Reports on Form 8-K

On March 3, 2004, the Company furnished a report on Form 8-K which included, pursuant to Items 7 and 9 of that form, a press release announcing the Company’s fourth quarter 2003 financial results. This press release included the Company’s condensed consolidated balance sheets at December 31, 2003 and December 31, 2002, the condensed consolidated statements of operations for the three and twelve month periods ended December 31, 2003 and December 31, 2002, and the condensed consolidated statement of cash flows for the twelve month periods ended December 31, 2003 and December 31, 2002.

On February 25, 2004, the Company furnished a report on Form 8-K which described certain amendments to the Company’s Ethics Policy designed to, among other things, expand the scope of the Policy to include members of the Company’s Board of Directors and to conform the Policy to the new governance requirements of the New York Stock Exchange.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFunds Corporation
(Registrant)

Date: May 10, 2004	/s/ Paul F. Walsh

Paul F. Walsh
Chief Executive Officer and Chairman

Date: May 10, 2004	/s/ Thomas S. Liston

Thomas S. Liston
Chief Financial Officer

Index to Exhibits

Exhibit
No.	Description	Page Number
10.1	Schedule identifying additional Transition Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.2	Schedule identifying additional Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.3	Asset Purchase Agreement, dated January 30, 2004 (the “Benton Acquisition Agreement”), by and between the Company and Benton Consulting Partners

10.4	Amendment, dated March 18, 2004, to the Benton Acquisition Agreement

31.1	Section 302 Certification by Mr. Paul F. Walsh

31.2	Section 302 Certification by Mr. Thomas S. Liston

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. Thomas S. Liston