Form 10-Q
period 2004-06-30
EFUNDS CORP
filed 2004-08-06
CIK 1109190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Yes [X] No [  ]

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at July 29, 2004 was 48,189,394

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(dollars in thousands)	2004	2003
Current assets:
Cash and cash equivalents	$174,942	$158,106
Deposits subject to compensating balance arrangements	1,695	472
Restricted custodial cash	3,296	4,168
Accounts receivable – net	70,958	63,841
Deferred income taxes	11,258	12,743
Prepaid expenses and other current assets	12,939	16,979

Total current assets	275,088	256,309

Property and equipment – net	52,065	49,629
Long-term investments	2,736	3,243
Goodwill	134,836	128,586
Other intangible assets – net	65,682	71,116
Other non-current assets	3,476	3,454

Total non-current assets	258,795	256,028

Total assets	$533,883	$512,337

Current liabilities:
Accounts payable	$25,718	$26,585
Accrued liabilities	45,773	51,646
Accrued contract losses	1,701	1,890
Deferred revenue	11,693	7,900
Long-term debt due within one year	2,264	5,586

Total current liabilities	87,149	93,607
Long-term debt	3,692	1,667
Deferred income taxes	10,219	11,400
Other long-term liabilities	2,932	4,001

Total liabilities	103,992	110,675

Commitments and contingencies (Notes 3 & 11)
Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.01 par value (authorized: 250,000,000 shares; issued and outstanding: 48,000,142 shares at June 30, 2004 and 47,299,742 at December 31, 2003)	480	473
Additional paid-in capital	428,031	418,496
Retained earnings (accumulated deficit)	1,215	(17,587)
Accumulated other comprehensive gain	165	280

Stockholders’ equity	429,891	401,662

Total liabilities and stockholders’ equity	$533,883	$512,337

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net revenue	$140,712	$132,956	$281,598	$263,484

Operating expenses:
Processing, communication and service costs	56,661	59,939	115,331	115,645
Employee costs	47,787	45,084	96,729	92,013
Depreciation and amortization	9,027	8,834	17,956	17,623
Other operating costs	13,108	12,185	23,431	24,712
Restructuring and provision for contract loss charges	1,253	—	1,253	—

Total operating expenses	127,836	126,042	254,700	249,993

Income from operations	12,876	6,914	26,898	13,491
Other income (expense) – net	585	616	(39)	860

Income before income taxes	13,461	7,530	26,859	14,351
Provision for income taxes	(4,038)	(2,417)	(8,057)	(4,606)

Net income	$9,423	$5,113	$18,802	$9,745

Weighted average shares outstanding	47,886	46,754	47,786	46,729
Weighted average shares and potential dilutive shares outstanding	49,268	47,031	49,192	46,876
Net income per share – basic	$0.20	$0.11	$0.39	$0.21
Net income per share – diluted	$0.19	$0.11	$0.38	$0.21

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2004	2003
Cash flows from operating activities:
Net income	$18,802	$9,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,488	7,380
Amortization	11,468	10,243
Loss on impairment or disposals of assets	336	340
Provision for contract loss	501	—
Changes in assets and liabilities:
Restricted custodial cash	872	742
Accounts receivable	(6,834)	(506)
Accounts payable	(977)	(8,416)
Accrued contract losses	(690)	(1,920)
Deferred revenue	3,486	5,172
Other assets and liabilities	(2,646)	13,544

Net cash provided by operating activities	30,806	36,324

Cash flows from investing activities:
Capital expenditures	(11,423)	(8,950)
Acquisitions	(6,079)	—
Proceeds from sale of property and equipment	—	11,938
Other	(508)	(2,218)

Net cash (used in) provided by investing activities	(18,010)	770

Cash flows from financing activities:
Payments on long-term debt	(4,185)	(922)
Issuance of common stock	8,225	619

Net cash provided by (used in) financing activities	4,040	(303)

Net increase in cash and cash equivalents	16,836	36,791
Cash and cash equivalents at beginning of period	158,106	119,487

Cash and cash equivalents at end of period	$174,942	$156,278

Supplemental disclosures:
Cash paid for income taxes	$4,934	$1,349
Cash paid for interest	$158	$124
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$3,650	$878

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

The goal of eFunds Corporation and its wholly-owned subsidiaries (the Company) is to enable trusted commerce by delivering integrated information, payment and technology solutions that strengthen the customers’ overall profitability through increased revenue, reduced costs and improved operating efficiency and technology performance. The Company’s principal focus is on issuers of transaction accounts, such as financial institutions, financial services companies, electronic funds transfer networks, retailers, government agencies, telecommunications companies and other businesses. The Company delivers information, payment and technology solutions through four basic business units and through combinations of the products and services offered by these units.

The Company has four operating segments: Electronic Payments; Risk Management; Automated Teller Machine (ATM) Management; and Global Outsourcing. The Electronic Payments segment provides electronic funds transfer (EFT) processing services, including automated clearinghouse (ACH) processing, electronic benefit transfer (EBT) services for government agencies, EFT software, software applications development, maintenance and installation. The Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The ATM Management segment provides ATM deployment, management and branding services. The Global Outsourcing segment provides business process outsourcing services and information technology services.

The Company was incorporated in Delaware in December 1984. Prior to its initial public offering (the IPO) in June 2000, the Company was a wholly-owned subsidiary of Deluxe Corporation (Deluxe). In December 2000, Deluxe distributed all of its remaining shares of the Company’s common stock to its shareholders through a spin-off transaction (Spin-Off).

The unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal recurring nature, have been included. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) revised FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. FIN 46R is required for all enterprises with variable interests in variable interest entities (VIEs) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005, with effective dates for public enterprises varying based on the type of VIE, whether the public enterprise is a small business issuer and whether the original interpretation issued in January 2003 was applied to a VIE prior to the effective date of FIN 46R. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have an impact on the Company’s condensed consolidated financial position or results of operations.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$9,423	$5,113	$18,802	$9,745
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,021)	(735)	(1,860)	(1,292)

Pro forma net income	$8,402	$4,378	$16,942	$8,453

Earnings per share:
Basic-as reported	$0.20	$0.11	$0.39	$0.21

Basic-pro forma	$0.18	$0.09	$0.35	$0.18

Diluted-as reported	$0.19	$0.11	$0.38	$0.21

Diluted-pro forma	$0.17	$0.09	$0.34	$0.18

For purposes of applying SFAS No. 123, the weighted average estimated fair value of stock options granted during the three and six month periods ended June 30, 2004 was $7.39 and $7.83, respectively, and for the same periods in 2003 was $3.33 and $3.62, respectively. This value was estimated at the option grant date using a Black-Scholes option-pricing model.

From time to time the Company issues restricted stock unit awards to employees and directors that generally vest over periods ranging from one to three years. No consideration is paid for these awards. During the three and six month periods ended June 30, 2004, the Company issued 2,843 and 131,594 units of restricted stock, respectively, and for the same periods in 2003 issued 1,190 and 17,434 units, respectively. The Company recorded compensation expense for restricted stock unit awards during the three and six months ended June 30, 2004 of approximately $227,000 and $343,000, respectively, and for the same periods in 2003 the Company recorded compensation expense for restricted stock unit awards of approximately $84,000 and $126,000, respectively.

NOTE 3 – ACQUISITIONS:

In April of 2004, the Company acquired Penley, Inc. (Penley), which provides identity verification services, and Loss Control Solutions (LCS), which offers fraud investigation case management software for the financial services industry. The primary reason for these acquisitions was to expand the product suite and customer set within the Risk Management segment. The results of operations for the acquired entities have been included in the Company’s statements of operations since the acquisition dates.

The aggregate initial purchase price paid for the entities was approximately $6 million, of which approximately $5 million was funded from existing cash on hand. Approximately $0.6 million of the purchase price was placed in escrow subject to the satisfaction of certain post-closing conditions. Additional amounts could become payable to the former stockholders of Penley if the acquired business achieves certain revenue and income targets during the two year period following the acquisition. The maximum additional amount payable to such stockholders is $21 million.

The results of operations of Penley and LCS are not material to the Company, and accordingly, pro forma results of operations for the acquisitions are not disclosed. The estimated fair value of the net assets acquired was approximately $6 million, which included approximately $5 million of goodwill and approximately $1 million of intangible assets related to acquired contracts which have an estimated life of approximately 6 years. All goodwill and intangible assets were assigned to the Risk Management segment.

NOTE 4 – INTANGIBLES:

Intangible assets consist primarily of goodwill, capitalized software costs and acquired contracts. Intangible assets, both acquired and developed, subject to amortization were as follows:

		June 30, 2004			December 31, 2003
	Wtd. Avg.
	Amort.	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net
Software-internal use	4.1	$84,568	$(57,856)	$26,712	$82,376	$(52,823)	$29,553
Acquired contracts	13.5	23,286	(5,009)	18,277	22,262	(3,599)	18,663
Other	5.4	90,509	(69,816)	20,693	89,542	(66,642)	22,900

		$198,363	$(132,681)	$65,682	$194,180	$(123,064)	$71,116

Net other intangible assets of $20.7 million consist primarily of capitalized costs related to software developed for licensing and resale and other assets obtained in connection with the acquisition of other companies, such as non-competition agreements. For the three and six month periods ended June 30, 2004, amortization expense for intangible assets was $6.0 million and $11.5 million, respectively, and for the three and six month periods ended June 30, 2003 the amortization expense for intangible assets was $5.1 million and $10.2 million, respectively. The estimated amortization expense for intangible assets held at June 30, 2004 is $11 million for the six months ended December 31, 2004. For the years ended December 31, 2005, 2006, 2007 and 2008, the estimated amortization expense for intangible assets held at June 30, 2004 is $16 million, $11 million, $7 million and $5 million, respectively.

The change in the carrying amount of goodwill for the six months ended June 30, 2004 is as follows:

	Electronic	Risk	ATM	Global
(in thousands)	Payments	Management	Management	Outsourcing	Other	Total
Balance as of December 31, 2003	$14,960	$5,724	$77,982	$20,559	$9,361	$128,586
Goodwill acquired	285	5,169	—	—	796	6,250

Balance as of June 30, 2004	$15,245	$10,893	$77,982	$20,559	$10,157	$134,836

NOTE 5 – RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGES:

During the three months ended June 30, 2004, the Company recorded approximately $0.8 million of restructuring charges related to severance benefits for approximately 35 employees. These charges are expected to be paid through 2005. The following table summarizes the change in the Company’s restructuring accruals for the six months ended June 30, 2004, including the long-term portion of lease related accruals of approximately $1.5 million at June 30, 2004 that are payable through January 2010:

		Lease-Related
	Severance	Costs
(in thousands)	Related	& Other	Total
Balance at December 31, 2003	$1,568	$2,786	$4,354
Cash payments	(881)	(250)	(1,131)

Balance at March 31, 2004	687	2,536	3,223
Expense provision	752	—	752
Cash payments	(657)	(219)	(876)

Balance at June 30, 2004	$782	$2,317	$3,099

NOTE 6 – ACCRUED CONTRACT LOSSES:

Through March 31, 2004, the Company’s accrued contract losses pertained to long-term service contracts for electronic benefits processing in the Electronic Payments segment. During the second quarter of 2004, a $0.5 million provision for contract losses was recorded for certain long-term software contracts held by this segment. These contracts require significant modification to the underlying software and the revenue associated with the contracts was recognized using the percentage-of-completion method, which relies on estimates of total expected contract costs. Unexpected increases in the scope of these projects resulted in unanticipated increases in the expense required to perform the contracts with the result that the Company now expects to incur losses in the performance of these contracts. The losses recorded are based on the Company’s best current estimates of the contracts’ ultimate revenues and expenses. Actual results may differ from the Company’s estimates. In the event such differences arise, a revision to the loss reserve would be required. The following table summarizes the activity of the accrued contract loss reserve:

(in thousands)	2004	2003
Balance at beginning of year	$1,890	$7,578
Charges to reserve	(345)	(1,003)

Balance at March 31	1,545	6,575
Provision for contract losses	501	—
Charges to reserve	(345)	(917)

Balance at June 30	$1,701	$5,658

NOTE 7 – LONG-TERM DEBT:

Long-term debt was as follows:

	June 30,	December 31,
(in thousands)	2004	2003
Capital leases and other	$5,956	$7,253
Less amount due within one year	(2,264)	(5,586)

Total	$3,692	$1,667

Long-term debt consists principally of capital lease obligations related to purchased software and equipment. The range of interest rates on capital lease obligations is approximately 2% to 9%. Carrying value approximates fair value for these obligations, which are due through the year 2009.

NOTE 8 – INCOME PER SHARE:

The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income per share — basic
Net income	$9,423	$5,113	$18,802	$9,745

Weighted average shares outstanding	47,886	46,754	47,786	46,729

Net income per share — basic	$0.20	$0.11	$0.39	$0.21

Net income per share — diluted
Net income	$9,423	$5,113	$18,802	$9,745

Weighted average shares outstanding	47,886	46,754	47,786	46,729
Dilutive impact of options	1,382	277	1,406	147

Weighted average shares and potential dilutive shares outstanding	49,268	47,031	49,192	46,876

Net income per share — diluted	$0.19	$0.11	$0.38	$0.21

Options to purchase approximately 196,000 shares and 3,694,000 shares of common stock were excluded from the above calculations as they were antidilutive at June 30, 2004 and 2003, respectively.

NOTE 9 — COMPREHENSIVE INCOME:

The Company’s total comprehensive income for the three month periods ended June 30, 2004 and 2003 was $7.3 million and $5.9 million, respectively. The Company’s total comprehensive income for the six month periods ended June 30, 2004 and 2003 was $18.7 million and $10.8 million, respectively. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.

NOTE 10 – BUSINESS SEGMENT INFORMATION:

The Company’s segment reporting was revised during the quarter ended March 31, 2004 to reflect additional organizational and cost group changes. Certain revenues and expenses from collection activities have been reclassified between the Electronic Payments, Risk Management and Global Outsourcing segments. Certain amortization cost groups were realigned with the respective business segments that benefited from the use of the related assets. Currently, the Company’s business segments are: Electronic Payments; Risk Management; ATM Management; and Global Outsourcing. The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The Electronic Payments segment provides EFT processing services, including ACH processing, EBT services for government agencies, EFT software, software applications development, maintenance and installation. The Risk Management segment provides data based risk management services and other related products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The ATM Management segment provides ATM deployment, management and branding services. The Global Outsourcing segment provides business process outsourcing and information technology services.

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

Information concerning operations in the Company’s reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Net revenue:
Electronic payments	$51,719	$45,200	$101,402	$88,267
Risk management	35,033	32,024	70,157	64,024
ATM management	34,573	36,346	69,733	70,173
Global outsourcing	19,387	19,386	40,306	41,020

Total net revenue	140,712	132,956	281,598	263,484

Operating expenses before restructuring and provision for contract loss charges:
Electronic payments	40,383	34,339	79,238	66,378
Risk management	20,273	22,990	41,227	45,746
ATM management	32,000	34,060	64,784	66,106
Global outsourcing	14,639	16,814	29,843	34,653

Total operating expenses before restructuring and provision for contract loss charges	107,295	108,203	215,092	212,883

Allocated overhead:
Electronic payments	2,771	1,593	5,571	3,495
Risk management	2,324	2,476	4,721	5,249
ATM management	2,118	1,629	4,220	3,848
Global outsourcing	1,659	1,824	3,332	4,199
Corporate	10,416	10,317	20,511	20,319

Total allocated overhead	19,288	17,839	38,355	37,110

Restructuring and provision for contract loss charges:
Electronic payments	1,178	—	1,178	—
Risk management	(8)	—	(8)	—
ATM management	9	—	9	—
Global outsourcing	41	—	41	—
Corporate	33	—	33	—

Total restructuring and provision for contract loss charges	1,253	—	1,253	—

Income (loss) from operations:
Electronic payments	7,387	9,268	15,415	18,394
Risk management	12,444	6,558	24,217	13,029
ATM management	446	657	720	219
Global outsourcing	3,048	748	7,090	2,168
Corporate	(10,449)	(10,317)	(20,544)	(20,319)

Income from operations	$12,876	$6,914	$26,898	$13,491

The Company has not disclosed assets, interest income, interest expense or income taxes by segment because this information is not reviewed by the chief operating decision maker, produced internally nor practicable to prepare. Depreciation and amortization for each of the Company’s reporting segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Depreciation and amortization:
Electronic payments	$3,634	$2,820	$7,209	$5,572
Risk management	2,788	3,318	5,683	6,587
ATM management	1,681	1,255	3,018	2,666
Global outsourcing	537	931	1,330	1,828
Corporate	387	510	716	970

Total depreciation and amortization	$9,027	$8,834	$17,956	$17,623

Revenue is attributed to geographic areas based on the location of the assets producing the revenue. The Company’s operations by geographic area are as follows:

	Total Net Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
United States	$122,920	$119,801	$246,706	$239,557
United Kingdom	5,267	5,761	11,348	9,508
India	6,011	4,444	10,582	9,012
Canada	5,685	2,950	11,211	5,407
Other	829	—	1,751	—

Total consolidated	$140,712	$132,956	$281,598	$263,484

	Property and Equipment – Net
	June 30,	December 31,
(in thousands)	2004	2003
United States	$39,240	$38,594
United Kingdom	452	493
India	11,400	9,445
Canada	944	1,060
Other	29	37

Total consolidated	$52,065	$49,629

NOTE 11 – COMMITMENTS AND CONTINGENCIES:

Future commercial commitments

In connection with the Company’s government services, collection and ATM placement activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at June 30, 2004 was $14.2 million.

At June 30, 2004, the Company provided guarantees of $0.6 million on certain equipment lease payments for Canadian customers of its ATM management business. These guarantees were established prior to the acquisition of Access Cash International, L.L.C. (ACI) in 2001 and expire through March 2008. The Company would be required to make payments under these guarantees in the event that these customers could not meet their own payment obligations. Through June 30, 2004, the Company has been required to make payments of approximately $0.3 million pursuant to these guarantees. The customers’ ATM equipment assets are utilized as collateral on these guarantees. There are no amounts being carried as liabilities for the Company’s obligations under these guarantees.

The Company uses time deposits to secure letters of credit it uses in the ordinary course of business in India. The Company had $1.2 million in letters of credit outstanding at June 30, 2004, mostly related to leases. These letters of credit were secured by $1.4 million in cash collateral. The Company has also pledged $0.5 million of time deposits as collateral related to the performance on a customer contract and certain obligations related to local government requirements.

Contractual cash obligations

As of June 30, 2004, the Company had contractual cash obligations for capital leases, operating leases, outsourcing and maintenance obligations in the aggregate amount of approximately $131.0 million. The following table sets forth the Company’s obligations as of June 30, 2004 for the time periods specified. The Company’s long-term debt consists primarily of capital lease obligations related to purchased software and equipment.

	Payments Due by Period
		Six-months	Three Years	Three Years
		ended	ended	ended
		December 31,	December 31,	December 31,
(in thousands)	Total	2004	2007	2010	Thereafter
Capital lease obligations	$5,956	$1,590	$3,625	$741	$—
Operating lease obligations[1]	56,236	6,265	24,931	17,267	7,773
Vendor obligations	68,842	20,027	48,815	—	—

Total	$131,034	$27,882	$77,371	$18,008	$7,773

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $3.5 million due in the future under non-cancelable subleases.

Other commitments

The Company has vault cash agreements with various financial institutions who provide cash to certain of the ATMs owned or managed by the Company. Although some portion of this cash may be physically located in the ATMs managed by the Company, this cash is not included in cash and cash equivalents on the Company’s condensed consolidated balance sheet because the Company does not take title to the cash under the bailee/bailor relationship established by the agreements. Based upon the daily outstanding balance of funds provided to the ATMs, the Company generally pays a monthly fee ranging from prime, as defined, plus one half percent up to prime plus 5%. The average monthly rate paid during the first six months of 2004 approximated 7%. The Company indemnifies the financial institutions against any loss of the cash in the ATMs. Two of the agreements require the Company to maintain a security deposit equal to 1% of the daily outstanding balance. The agreements may be terminated upon notice by either party and have various expiration dates ranging from August 2004 to June 2005. Total cash provided pursuant to these vault cash agreements was approximately $33 million at June 30, 2004 and approximately $41 million at December 31, 2003.

As part of its transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due to the Company are included in cash and cash equivalents. As of June 30, 2004, approximately $29.1 million was due to the Company and it received these funds in early July 2004.

The Company seeks to maintain cash balances that are adequate to ensure that it can advance funds to its processing customers if unusual circumstances prevent the Company from being able to process their settlement files in a timely fashion. Although highly infrequent, the Company has funded approximately $30 million under such a circumstance in the past. The Company is evaluating means to reduce the need for it to maintain these minimum cash balance levels, including the possibility of obtaining an overnight credit facility to fund these obligations.

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

The Company’s amended and restated certificate of incorporation and by-laws require it to indemnify its directors and officers to the fullest extent permitted by Delaware law. Indemnification of the Company’s employees and other agents is permitted to the same extent. The Company’s amended and restated certificate of incorporation also permits the Company to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the amended and restated certificate of incorporation would permit such indemnification. These indemnification obligations are implicated with respect to the directors and officers of the Company named as defendants in the Federal Securities Action and Shareholder Derivative Actions described below, and could be implicated if any of the Company’s former officers are named as individual respondents in connection with the SEC investigation described below. In addition, the Company’s insurance carriers may decline coverage, or the coverage may be insufficient to cover the Company’s expenses and liability, in some or all of these matters. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

Other contingencies

The Company is currently the subject of an investigation by the SEC with respect to restatements of its prior period financial statements that occurred in 2002. The Company has been cooperating fully with the SEC staff and intends to continue to do so. The Company may, however, become subject to a fine or other remedies in connection with the investigation and may be required to indemnify certain of its former officers for expenses incurred in connection with the SEC inquiry. The Company has incurred, and may continue to incur, significant additional legal expenses in connection with this investigation.

The Company is also a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholder Derivative Actions). The complaints in these actions allege, among other things, that certain of the Company’s current and former directors named in the complaints as defendants breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The complaints also name as a defendant the Company’s former external auditor. These actions were stayed pending the resolution of the motion to dismiss the Federal Securities Action that is discussed below and the defendants are now evaluating how to proceed in this litigation in light of the ruling in the Federal Securities Litigation.

The Company believes the Shareholder Derivative Actions are without merit and intends to vigorously defend itself. However, the Company cannot predict the ultimate outcome of these actions with certainty.

The Company, along with numerous other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs are seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees. The plaintiffs are also asking for injunctive relief to prevent further alleged violations of the Federal Act. On March 11, 2004, the Company joined in a motion to dismiss this case filed by a co-defendant and the Company filed its own further motion to dismiss a portion of this case on June 23, 2004. On June 25, 2004 the Company filed a motion for summary judgment. All of these motions are pending before the Court. The Company cannot predict whether the plaintiffs in this case will be successful in certifying their complaint as a class action. The Company believes that it has meritorious defenses with regard to the allegations made in this lawsuit and intends to vigorously defend this action.

NOTE 12 – SUBSEQUENT EVENTS:

The Company, its former chief executive and chief financial officers and its current chief financial officer were defendants in a federal securities action (the Federal Securities Action) that was pending in the U.S. District Court for the District of Arizona. The Consolidated Amended Complaint (Complaint) filed in this Action alleged, among other things, that during the period from July 21, 2000 through October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiff and other members of a putative class of shareholders suffered damages as a result. This Complaint was dismissed by order of the Court on July 12, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (MD&A) begins with an executive overview of our business. This overview includes a description of our business goals, the business models for our segments, key events during the quarter ended June 30, 2004 and certain trends, risks and challenges. We then discuss our results of operations for the three and six month periods ended June 30, 2004 compared to the three and six month periods ended June 30, 2003. This is followed by a discussion of our liquidity and capital resources, including cash resources, sources and uses of cash and commercial commitments. You should read the description of our Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the period ending December 31, 2003 because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods.

You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2003 Annual Report on Form 10-K. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in the risk factors and cautionary statements in Part II, Item 5 of this Quarterly Report on Form 10-Q.

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

We deliver our information, payment and technology solutions through four basic business units and through combinations of the products and services offered by these units. Our most profitable business segments are Electronic Payments and Risk Management, although our Global Outsourcing and Automated Teller Machine (ATM) Management segments also contribute to our overall value proposition. One of our goals is to enhance our ability to market and sell comprehensive solutions incorporating multiple elements of the products and services offered by our business lines to our customers. The business model of each of our segments is summarized below.

Electronic Payments

This segment derives its revenue based upon our customers’ needs to process electronic transactions. The majority of this segment’s revenue is derived from processing debit transactions that originate at an ATM or point-of-sale device. We also derive revenue from electronic benefit transfer (EBT) services for government agencies. The remaining revenue from this segment is derived from the licensing and maintenance of the electronic funds transfer (EFT) software that our customers use to process electronic debit transactions. The provision of EFT processing services requires substantial capital investment for computers and related peripherals, maintenance, system modifications and upgrades, security and redundancy. Although these requirements add barriers to competitive entrance, they also create a relatively high ratio of fixed operating costs to total costs. Processors are also required to maintain significant cash reserves to cover temporary imbalances in the flow of funds associated with electronic funds transfers. Additionally, the software applications used for processing at our data centers and which we license to our software customers are primarily developed in-house and require frequent compliance updates and competitive upgrades, creating a dependence upon experienced and qualified information technology (IT) personnel. Other operating expenses include telecommunications costs to support the transmission of electronic debit transactions and settlement. When evaluating the performance of this business, we focus primarily on increasing its recurring revenue base through, among other things, the retention of our current EFT and EBT processing customers and the acquisition of new processing relationships. Expanding our software sales and establishing a processing presence in foreign markets are also areas of management emphasis.

Risk Management

This segment derives its revenue from database inquiries by financial institutions and retailers seeking to comply with regulations or mitigate the risk associated with accepting checks, providing credit or opening debit accounts for new consumers. Revenue from financial institutions represented the majority of this segment’s revenue during the three and six month periods ended June 30, 2004, and the balance of the segment’s revenue was derived from retail customers using our check verification service. Operating costs generally include data acquisition costs, the cost of technology, regulatory compliance infrastructure and customer support centers. Our primary efforts in managing this business are directed towards increasing its revenues by improving customer usage rates and expanding our product suite and customer set. Towards this end, in April 2004 we acquired Penley Inc. (Penley), which provides identity verification services, and Loss Control Solutions (LCS), which offers fraud investigation case management software to financial institutions. We believe the services offered by Penley and LCS may also have application to credit card issuers, broker dealers and other issuers of transaction accounts.

ATM Management

Our ATM Management segment derives its revenues from the use, sale, branding, and management of ATMs. Surcharge and interchange revenue represented the majority of our revenue from this segment during the three and six month periods ended June 30, 2004. Equipment sales are non-recurring and, along with branding fees, represent a minority of the revenue in this segment. Operating costs in this segment primarily include processing and telecommunication costs, the cost of the equipment we sell and the residual payments we make to the merchants where the ATMs we manage are deployed. Our primary goal for this business is to continue to improve its margins by lowering its costs and expanding the scope of its service offering.

Global Outsourcing

Our global outsourcing business derives its revenues from the need of companies to remain competitive by reducing costs while maintaining or improving service levels. Revenues in this segment are from a variety of business process outsourcing (BPO) services (such as transaction account acquisition, credit card operations, brokerage support, customer support, credit decisioning, loan operations and collections) and IT outsourcing. Operating costs in this segment are primarily related to employee expense and telecommunications and facilities costs. Our principal goal for this business is to expand its customer base in our core target markets of financial services, retail and telecommunications companies.

Key Events During the Three Months Ended June 30, 2004

•	Richard J. Almeida and Sheila A. Penrose were re-elected to our Board of Directors at our annual stockholders meeting.

•	Hatim A. Tyabji rejoined our Board of Directors.

•	Richard J. Lehmann and William J. Ryan agreed to join our Board of Directors in September.

•	Richard J. Almeida became the Chairman of the Audit Committee of our Board of Directors, succeeding Jack Robinson. In addition, our Board determined that Mr. Almeida qualifies as a “financial expert” under the rules of the SEC.

•	Our Electronic Payments segment held its 2004 International Software Conference, which attracted approximately 200 business and technical attendees from around the world.

•	We recorded a $0.8 million restructuring charge related to severance benefits for 35 employees primarily associated with our open systems EFT software product line.

•	We acquired Penley, which provides identity verification services to financial institutions, and LCS, which offers fraud investigation case management software.

•	Our ATM business executed two new surcharge-free ATM Access agreements.

•	Our Global Outsourcing segment opened an approximately 50,000 square foot facility in India to support the anticipated future growth in our BPO business.

•	We recorded a $0.5 million loss contract reserve because we now anticipate that the expenses associated with completing certain software-related projects will exceed the revenues we will receive from these projects by that amount.

•	Oasis Technology Ltd. continues to incur operating losses and has not performed up to the original expectations developed during our acquisition of this Company.

Trends

Our strategic planning and forecasting processes include the consideration of economic, industry-wide and Company specific trends that may impact our customers, competitors and operations. We identify the more material positive and negative trends affecting our business below:

•	increased fraud and identity theft and regulatory requirements are driving an increasing need for risk management products;

•	consolidation in industries we serve is resulting in increasing competition and pricing pressures;

•	we are seeing an improving pipeline for our electronic payment processing business;

•	increased outsourcing as a means to control costs is driving a demand for offshore outsourcing services as well as an increased level of interest in developing expanded offshore capabilities by industry participants;

•	the expanding use of offshore outsourcing services continues to be a point of political debate;

•	a continued shift in the mix of payment mechanisms toward debit transactions is driving a need for electronic payment solutions and associated risk management services;

•	the demand from financial institutions for access to surcharge free ATMs is increasing;

•	our sales of IT outsourcing services continue to decline;

•	the rate of new ATM deployment and per ATM transaction volumes in the United States is declining;

•	the independent ATM management industry is consolidating;

•	the market for EFT software is soft and sales in this area currently relate more to customer upgrades and maintenance instead of new software sales;

•	ATM markets outside the United States are growing; and

•	our India operations continue to experience pressure on compensation costs as competition increases.

Risks and Challenges

In addition to the trends affecting our industry and our Company as noted above, we consider risks and challenges that could impact the Company’s future financial results, including the following and those described in Part II, Item 5, “Risk Factors and Cautionary Statements”:

•	We are unable to predict the results of the investigation by the SEC, the stockholders litigation or the purported class action litigation filed in Florida.

•	Estimates of future financial results are inherently unreliable.

•	Our efforts to improve the margins of our ATM Management business may not be successful.

•	Consolidation in the industries we serve may adversely affect our ability to sell our products and services.

•	Our ability to expand through acquisitions involves risks and may not be successful.

•	We face intense competition in all areas of our business, and if we do not compete effectively, our business will be harmed.

•	If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

•	Our sales of IT services have been declining and our largest IT services contract expires in March 2005.

•	Legislation or regulation could harm our ability to collect and use data, increase our operating costs or otherwise harm our business.

•	If the security of our databases is compromised, our reputation could suffer and customers may not be willing to use our products and services.

•	We may experience software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability.

•	There are a number of risks associated with our international sales and operations that could harm our business.

•	Changes in Indian tax laws could adversely affect our results of operations.

•	We face termination and compliance risks with respect to our government contracts and we expect our revenues from this business to decline in upcoming periods.

•	We may be unable to protect our intellectual property rights.

•	Provisions in our charter documents and Delaware law may delay or prevent a change in control.

RESULTS OF OPERATIONS

The following table presents our condensed consolidated financial results for the three and six month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2004	2003	% Change	2004	2003	% Change
Net revenue	$140,712	$132,956	5.8%	$281,598	$263,484	6.9%

Operating expenses:
Processing, communication and service costs	56,661	59,939	(5.5)	115,331	115,645	(0.3)
Employee costs	47,787	45,084	6.0	96,729	92,013	5.1
Depreciation and amortization	9,027	8,834	2.2	17,956	17,623	1.9
Other operating costs	13,108	12,185	7.6	23,431	24,712	(5.2)
Restructuring and provision for contract loss charges	1,253	—	*	1,253	—	*

Total operating expenses	127,836	126,042	1.4	254,700	249,993	1.9

Income from operations	12,876	6,914	86.2	26,898	13,491	99.4
Other income (expense) – net	585	616	(5.0)	(39)	860	*

Income before income taxes	13,461	7,530	78.8	26,859	14,351	87.2
Provision for income taxes	(4,038)	(2,417)	67.1	(8,057)	(4,606)	74.9

Net income	$9,423	$5,113	84.3	$18,802	$9,745	92.9

*	Represents an increase or decrease in excess of 100%.

Net Revenue

Net revenue by reportable segment and for the Company as a whole for the three and six month periods ended June 30, 2004 and 2003 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

(in millions)	2004	2003		% Change	2004	2003	% Change

Electronic Payments

EFT processing	$28.6	$24.4		17%	$54.2	$49.4	10%

Government services (EBT)	14.1	12.7		11	28.7	23.5	22

Software sales	9.0	8.1		11	18.5	15.4	20

	51.7	45.2		14	101.4	88.3	15

Risk Management

Financial institution products	30.3	26.5		14	60.9	52.9	15

Retail products	4.7	5.5		(15)	9.3	11.1	(16)

	35.0	32.0		9	70.2	64.0	10

ATM Management	34.6	36.3		(5)	69.7	70.2	(1)

Global Outsourcing

BPO	12.9	9.4		37	26.0	19.6	33

IT services	6.5	10.0		(35)	14.3	21.4	(33)

	19.4	19.4		—	40.3	41.0	(2)

Total net revenue	$140.7	$133.0	(1)	6	$281.6	263.5	7

(1)	Amount does not sum due to rounding.

Electronic Payments

The increase in the Electronic Payments segment revenues during the three months ended June 30, 2004 as compared to the same period in 2003 is primarily due to:

•	a 17% increase in EFT processing revenues caused by higher processing volumes and

•	an 11% increase in revenues from EBT processing as a result of new contracts that commenced during the second quarter of 2003.

During the six months ended June 30, 2004, government services revenues increased 22% as a result of the full period effect of EBT contracts that commenced during the first half of 2003. Processing revenues from financial institution customers increased 10% during the first half of 2004 as compared to the same period in 2003 due primarily to higher transaction volumes.

Software revenues increased during the three and six month periods ended June 30, 2004 as compared to the same periods ended 2003 due to open systems software sales attributable to our acquisition of Oasis Technology Ltd. last fall. The following table illustrates the revenue we generated from software sales during the periods indicated. In conjunction with our enhanced segment revenue presentation, we have classified customer reimbursed network fees within the related product lines within the Electronic Payments and Global Outsourcing segments. Amounts in prior periods have been reclassified to conform with this presentation.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands)	2004	2003	2004	2003
License fees	$1,913	$2,536	$3,877	$4,271
Maintenance	5,077	3,638	10,304	7,403
Software services	2,059	1,889	4,342	3,775

	$9,049	$8,063	$18,523	$15,449

We expect the total revenues from our Electronic Payments segment to be higher in 2004 as compared to 2003 due to increased volumes from our existing financial institution processing customers, our success in securing new financial institution customers and higher software sales from incremental revenue provided by an acquisition we closed last November. We expect, however, that this increase will be partially offset by a decline in our legacy software sales in the United States. Although we continue to pursue new EBT contracts, we cannot predict whether our bids will be successful and, in any event, we expect the revenues we receive from EBT activities to decline during the remainder of 2004 due to scheduled contract expirations. We expect this trend to continue during 2005.

Risk Management

During the three and six month periods ended June 30, 2004, our financial institution product revenues increased 14% and 15%, respectively, as compared to the same periods in 2003 primarily due to higher ChexSystems(SM) transaction volumes associated with new debit account openings. These increases were offset somewhat by a decline in our retail revenues of 15% and 16% for the quarter and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003 primarily from our SCAN(SM) product. We expect revenues from our Risk Management segment to increase in 2004 as compared to 2003 due primarily to increased demand for our financial institution products and services. Revenues from our SCAN(SM) product line are expected to increase modestly during the balance of 2004 as compared to the first half of the year.

ATM Management

The decrease in the revenues we received from our ATM business during the three month period ended June 30, 2004 as compared to the same period in 2003 is primarily due to a general decline in transaction volumes in the second quarter of 2004. We believe our experience is consistent with industry trends. Equipment sales also declined during the second quarter of 2004 as compared to the same quarter in 2003. These declines were partially offset by an increase in branding revenues. The decline in ATM revenues for the six month period ended June 30, 2004 as compared to the same period ended 2003 is primarily due to lower equipment sales. We continue to direct the ATM business towards expanding its offerings of end-to-end ATM portfolio management services as well as branding services to financial institutions. We expect a modest increase in revenues during the second half of 2004 as compared to the first half of 2004 from sales of branding and surcharge free access services, managed services and sales of equipment and software upgrades mandated by regional and network associations.

Global Outsourcing

The revenues from our outsourcing business during the three and six months ended June 30, 2004 were relatively flat as compared to the same periods in 2003 because the revenue increases generated from increased BPO service volumes were offset by declines in IT service revenues. We are focused on obtaining revenue growth in our BPO business through new client relationships and through an expansion of the services provided to our existing clients. For the full year 2004, we expect net revenue from our Global Outsourcing segment will increase modestly as compared to 2003 from continued growth in our BPO business because we believe this growth will exceed the IT services revenue declines we expect during the balance of the year.

Business Segment Margin Contributions

The following table presents our operating income (loss) by segment and total operating income for the three and six month periods ended June 30, 2004 and 2003:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2004	2003	% Change	2004	2003	% Change
Operating income (loss)
Electronic payments	$7,387	$9,268	(20.3)%	$15,415	$18,394	(16.2)%
Risk management	12,444	6,558	89.8	24,217	13,029	85.9
ATM management	446	657	(32.1)	720	219	*
Global outsourcing	3,048	748	*	7,090	2,168	*
Corporate	(10,449)	(10,317)	(1.3)	(20,544)	(20,319)	(1.1)

Total operating income	$12,876	$6,914	86.2	$26,898	$13,491	99.4

*	Represents an increase or decrease in excess of 100%.

Electronic Payments

The decline in margins during the three and six month periods ended June 30, 2004 as compared to the same periods in 2003 is primarily due to an increase in our fixed costs associated with our acquisition of Oasis Technology last November. Approximately $1.2 million of restructuring and provision for contract loss charges also contributed to the decline in margins. Increases in revenues from our EFT and EBT processing services reduced the impact of these losses. Consistent with our experience during the first half of 2004, we expect the operating margins for the Electronic Payments segment for the balance of 2004 to be below those seen in 2003, due to the diminished performance of our software business and the impact of a $3.7 million reversal of the provision for government service loss contracts we recorded in 2003. We do not expect to record a similar reversal in 2004. We are actively seeking to reduce the expenses associated with our open systems software product line, as reflected by the $0.8 million severance related restructuring charge we recorded during the second quarter of 2004.

Risk Management

Our Risk Management segment experienced higher margins during the three and six months ended June 30, 2004 as compared to the same periods in 2003 primarily because the increase in ChexSystem(SM) revenues was spread over a relatively fixed cost structure. Our risk management business also improved margins by reducing costs through the utilization of our India operations for contact center and software development work. The margins for our Risk Management segment are expected to be higher in 2004 as compared to 2003 as a result of our efforts to reduce its operating costs and the higher transaction volumes we anticipate for our ChexSystem(SM) products.

ATM Management

During the three months ended June 30, 2004, our ATM business experienced a decrease in margins primarily due to a decline in revenues resulting from lower transaction volumes. The increase in margins during the six months ended June 30, 2004 as compared to the same period in 2003 is primarily due to cost reduction efforts. We are evaluating a number of options to improve the returns on our investment in this business, including efforts directed towards increasing our sales of ATM management and branding services to large retailers and financial institutions as well as improving the cost structure of this business. We expect margins from this business to improve moderately in 2004 as compared to 2003.

Global Outsourcing

Margins for our global outsourcing business improved during the three and six months ended June 30, 2004 as compared to the same periods in 2003 primarily due to increased productivity, capacity utilization and certain non-recurring revenues specific to the second quarter. We expect that margins in this business will decline somewhat during the balance of 2004 as compared to the first half of the year because of additional fixed costs associated with the opening of a new facility in India and lower revenues due to seasonal factors. We anticipate that shortfall fees under our primary IT Services contract will be recognized in the fourth quarter, somewhat offsetting these factors.

Corporate

Unallocated corporate overhead includes, among other things, executive leadership costs, investor relations, general legal, consulting and accounting and finance costs and certain technology costs. Corporate expenses remained relatively flat during the three and six months ended June 30, 2004 as compared to the same periods in 2003.

Corporate overhead costs incurred for the second half of 2004 are expected to be generally consistent with the costs incurred during the first half of 2004.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2004	2003	% Change	2004	2003	% Change
Operating expenses:
Processing, communication and service costs	$56,661	$59,939	(5.5)%	$115,331	$115,645	(0.3)%
Employee costs	47,787	45,084	6.0	96,729	92,013	5.1
Depreciation and amortization	9,027	8,834	2.2	17,956	17,623	1.9
Other operating costs	13,108	12,185	7.6	23,431	24,712	(5.2)
Restructuring and provision for contract loss charges	1,253	—	*	1,253	—	*

Total operating expenses	$127,836	$126,042	1.4	$254,700	$249,993	1.9

* Represents an increase or decrease in excess of 100%.

Processing, communication and service costs

This category includes the cost of transaction processing, telecommunications, computer equipment and promotional services. This category also includes the residual payments we make to the occupants of the properties where the ATMs that we own or manage are located.

Processing, communication and service costs decreased during the three months ended June 30, 2004 as compared to the same period ended 2003 primarily due to decreases in costs related to outside processing fees, decreases in costs of ATM equipment sales and a decrease in the fees associated with certain equipment leases. Processing, communication and service costs during the six months ended June 30, 2004 were consistent with the costs incurred during the same period in 2003 as decreases in the costs associated with outside processing and equipment sales were offset by higher network fees. Processing, communication and service costs are expected to increase in 2004 as compared to the prior year in conjunction with the anticipated increase in transaction volumes.

Employee costs

Employee compensation, payroll taxes and medical expenses increased during the three and six month periods ended June 30, 2004 as compared to the same periods in 2003 primarily due to increases in our India-based employee headcount and performance-based compensation expenses. These increases were partially offset by savings on compensation resulting from business improvement initiatives undertaken in 2003. Company-wide headcount decreased approximately 100 to 5,500 at June 30, 2004 from the first quarter of 2004 primarily due to the results of planned restructuring activities. Company-wide headcount has increased approximately 300 since December 31, 2003 primarily due to our acquisition activity and growth in our BPO business. At June 30, 2004, approximately 71% of our employees were located in India. We expect employee costs to increase during the remainder of 2004 as compared to the latter half of 2003 because of the increased headcount needed to support anticipated business growth and increased accruals related to our performance-based compensation plans.

Depreciation and amortization

These costs represent the depreciation of our facilities and equipment and the amortization of intangible assets, such as capitalized software costs and acquired contracts. Depreciation and amortization expenses during the three and six months ended June 30, 2004 were consistent with the level of such expenses recorded during the same periods in 2003. We expect depreciation and amortization costs to be higher for the full year 2004 as compared to 2003 due to the additional amortization costs related to the assets we acquired in 2004 and the effects of a full year of depreciation and amortization related to the assets we acquired in late 2003.

Other operating costs

Expenditures in this category include facilities costs, professional, consulting and temporary services, bad debt write-offs and certain administrative costs. The increase in other operating costs during the second quarter of 2004 as compared to the same quarter in 2003 is primarily due to an increase in legal costs associated with the Securities and Exchange Commission (SEC) investigation and litigation expense. Other operating costs during the six months ended June 30, 2004 decreased as compared to the same period in 2003 primarily due to a reduction in external consulting costs incurred to support our strategic planning process. We expect to continue to incur expenses for legal services associated with the SEC investigation and outstanding litigation, for external consultants related to the business improvement initiatives we commenced in early 2003 and for costs related to compliance with Section 404 of the Sarbanes-Oxley Act.

Restructuring charge and provision for contract losses

During the three months ended June 30, 2004, primarily we incurred approximately $0.8 million of restructuring charges in severance benefits for approximately 35 employees primarily supporting our open-systems software product line. We continue to seek opportunities to reduce employee costs as part of our ongoing business improvement initiatives.

During the second quarter of 2004, we recorded a $0.5 million provision for contract loss charge for certain long-term software contracts. These contracts require significant modification to the underlying software and the revenue associated with the contracts was recognized using the percentage-of-completion method, which relies on estimates of total expected contract costs. Unexpected increases in the scope of these projects resulted in unanticipated increases in the expense required to perform the contracts with the result that we now expect to incur losses in the performance of these contracts. The losses recorded are based on our best current estimates of the contracts’ ultimate revenues and expenses. Actual results may differ from our estimates. In the event such differences arise, a revision to the loss reserve would be required.

Other income (expense) - net

Other income (expense) - net primarily includes interest and investment income that is enhanced or reduced by gains and losses on the disposal of assets, interest and investment expense and foreign currency translation adjustments. Interest earned on cash and cash equivalents was $0.4 million and $0.9 million for the three and six month periods ended June 30, 2004, respectively, as compared to $0.7 million and $1.2 million for the same periods in 2003 respectively. Other income remained relatively flat in the second quarter of 2004 as compared to the same quarter in 2003. The other income we recorded during the first six months of 2003 changed to other expense during the comparable period of 2004 due to the impact of unfavorable foreign currency translation adjustments incurred during the first quarter of 2004.

Provision for income taxes

Our annualized effective tax rates for the three and six months ended June 30, 2004 were 30.0% as compared to 32.1% for the same periods in 2003. Our effective tax rate is largely determined by our Indian subsidiary’s proportional share of our projected consolidated income. Our Indian software development and business process outsourcing operations qualify for tax incentives associated with businesses that operate within designated geographic locations in India. These incentives generally provide us with exemptions from Indian income tax on certain business income generated from these operations and phase out through March 2009. We are currently performing an analysis to determine if we are eligible for certain tax credits and other benefits which may result in possible beneficial adjustments to our tax rate. The amount, timing and likelihood of any such benefits cannot be currently determined.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Information about our financial position as of June 30, 2004 and December 31, 2003 is presented below:

	June 30,	December 31,
(dollars in thousands)	2004	2003	% Change
Cash and cash equivalents	$174,942	$158,106	10.6%
Long-term debt due within one year	2,264	5,586	(59.5)
Long-term debt	3,692	1,667	*
Stockholders’ equity	429,891	401,662	7.0
Net working capital	187,939	162,702	15.5

* Represents an increase or decrease in excess of 100%.

Cash Resources

We expect our beginning cash balance and cash provided from operations in future periods to be sufficient to meet our normal operating commitments and to fund planned capital expenditures and complementary acquisitions. Cash and cash equivalents at June 30, 2004 included cash in ATMs of approximately $6 million and cash in India of approximately $12 million. The funds in India are held in Indian bank accounts denominated in Indian rupees or U.S. dollars. These funds are available for use in our Indian operations and investments. We consider these funds to be permanently invested and have no current intention of repatriating them to the United States.

As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with an ATM, point-of-sale or EBT transaction and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due us are included in cash and cash equivalents on our consolidated balance sheets. As of June 30, 2004, approximately $29 million of settlement payments were due to us and we received these funds in early July 2004. We are required to maintain sufficient cash on hand to fund the daily settlement advances we make against the payments we receive through the settlement process. The typical overnight settlement balance due to us ranges from $5 million to $30 million. We also seek to maintain an additional cash balance of approximately $35 million to ensure that we can advance funds to our processing customers if unusual circumstances prevent us from processing their settlement files in a timely fashion. We are considering an overnight credit facility to fund these potential obligations.

We have vault cash agreements with various financial institutions that provide cash to certain of the ATMs owned or managed by us. Although some portion of this cash may be physically located in the ATMs that we own or manage, these funds are not included in cash and cash equivalents on our consolidated balance sheet because we do not take title to it under the bailee/bailor relationship as established by the agreements. Based upon the daily outstanding balance of funds provided to the ATMs, we generally pay a monthly fee ranging from prime, as defined, plus one half percent up to prime plus 5%. The average monthly rate paid during the six months ended June 30, 2004 approximated 7%. We indemnify the financial institutions against any loss of the vault cash in the ATMs. Two of the agreements require us to maintain a security deposit equal to 1% of the daily outstanding balance. These agreements may be terminated upon notice by either party and have various expiration dates through June 2005. Cash provided at June 30, 2004 and December 31, 2003 pursuant to agreements with third-party vault cash providers was approximately $33 million and $41 million, respectively.

The following table sets forth our contractual cash obligations as of June 30, 2004 in total and for the time periods specified. Our long-term debt consists principally of capital lease obligations related to purchased software and equipment.

	Payments Due by Period
		Six-months	Three Years	Three Years
		ended	ended	ended
		December 31,	December 31,	December 31,
(in thousands)	Total	2004	2007	2010	Thereafter
Capital lease obligations	$5,956	$1,590	$3,625	$741	$—
Operating lease obligations[1]	56,236	6,265	24,931	17,267	7,773
Vendor obligations	68,842	20,027	48,815	—	—

Total	$131,034	$27,882	$77,371	$18,008	$7,773

1 Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $3.5 million due in the future under non-cancelable subleases.

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

Sources and Uses of Cash

The following table sets forth a summary of our cash flow activity for the six months ended June 30, 2004 and 2003. This table should be read in conjunction with our condensed consolidated statements of cash flows:

	Summary of Cash Flows
	For the Six Months
	Ended June 30,
(in thousands)	2004	2003
Cash provided by operating activities	$30,806	$36,324
Cash (used in) provided by investing activities	(18,010)	770
Cash provided by (used in) financing activities	4,040	(303)

Net increase in cash and cash equivalents	$16,836	$36,791

Our current priorities for use of our cash are:

•	investment in projects intended to increase our product delivery and operational effectiveness, enhance our product suite and the redundancy of our systems;

•	complementary acquisitions; and

•	ensuring we can fund our settlement obligations.

We do not currently anticipate using our funds to pay cash dividends or repurchase our stock.

Operating Activities

Our primary source of liquidity is the profits we generate from our business. Operating cash outflows include payments to vendors for processing and telecommunications services, consulting services and supplies. We also pay salaries and benefits to our employees and income taxes.

Performance-based bonuses paid during the first quarter of 2004 resulted in a cash outflow of approximately $13.9 million. Cash flow from operations also decreased due to an increase in accounts receivable related to annual software maintenance billing and extended receivables related to our recently acquired EFT software business. These decreases were offset by an increase in cash flows associated with our positive operating results.

Investing Activities

Cash used in or provided by our investing activities generally reflects the sale or acquisition of assets. During the first six months of 2004, we disbursed approximately $6.1 million for our acquisitions of Penley, LCS and Benton Consulting Partners and approximately $11.4 million to purchase fixed assets and develop software.

Financing Activities

We receive funds from the exercise of stock options and the sale of our shares through our employee stock purchase plan. Financing outflows generally include the repayment of debt. During the six months ended June 30, 2004, we used cash to repay debt of approximately $4.2 million and we received approximately $8.2 million in proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan.

Commercial Commitments

The following table sets forth our future commercial commitments as of June 30, 2004:

	Commitment Expiration by Period*
(in thousands)	Total	2004	2005	2006	2007	2008	Thereafter
Letters of credit and other	$1,684	$790	$880	$14	$—	$—	$—
Guarantees	638	8	172	302	140	16	—
Performance bonds	14,156	2,640	11,351	120	45	—	—

Total commitments	$16,478	$3,438	$12,403	$436	$185	$16	$—

*	Represents commercial commitment expirations during the six months ended December 31, 2004, during the respective years ended December 31, 2005 through 2008 and thereafter.

Prior to our acquisition of Access Cash International, L.L.C. (ACI) in 2001, we had committed to guarantee up to approximately $1.8 million of equipment lease payments for Canadian customers of our ATM management business and as of June 30, 2004, were guaranteeing lease payments amounting to approximately $0.6 million. Through June 30, 2004, we have been required to make payments of $0.3 million pursuant to these guarantees.

We use cash collateral to secure letters of credit we issue in the ordinary course of business. We had $1.2 million in letters of credit outstanding at June 30, 2004, mostly related to leases. These letters of credit were secured by $1.4 million in cash collateral. We have also pledged $0.5 million of time deposits as collateral related to the guarantee of performance on a customer contract and certain obligations related to local government requirements.

In connection with our government services business, collection and ATM placement activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at June 30, 2004 was $14.2 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, reserves and allowances, income taxes and stock-based compensation. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical accounting policies during the first six months of 2004. These policies are described in our Annual Report on Form 10-K for the period ending December 31, 2003.

Recent Accounting Pronouncements

In December 2003, the FASB revised FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FIN No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. FIN 46R is required for all enterprises with variable interests in variable interest entities (VIEs) created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005, with effective dates for public enterprises varying based on the type of VIE, whether the public enterprise is a small business issuer, and whether the original interpretation issued in January 2003 was applied to a VIE prior to the effective date of FIN 46R. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have an impact on our condensed consolidated financial position or results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates. These exposures may change over time as our business evolves and could have an adverse impact on our financial results. We have not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency or interest rate changes, although we may do so in the future. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. For the three and six months ended June 30, 2004, approximately 7% and 8% of our net revenues, respectively, and approximately 15% and 17% of our operating expenses, respectively, were denominated in these three currencies.

We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the three and six months ended June 30, 2004. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, Indian rupee and Canadian dollar would have reduced our reported income before taxes in the three and six month periods ended June 30, 2004 by approximately $1 million and $3 million, respectively. A 10% change in the exchange rate for the British pound, Indian rupee and Canadian dollar would also have an impact on the foreign net assets reflected in our balance sheet, but we would not expect this change to be material to our total assets.

Changes in interest rates could impact our anticipated interest income on cash equivalents and interest expense on variable short-term debt. A 10% adverse change in interest rates from the interest rates in effect at the end of June 30, 2004 would not, however, have had a material adverse effect on our net income or financial condition for the three or six month periods ended June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in the internal controls related to financial reporting that have materially affected, or are reasonably likely to materially affect, these controls since June 30, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the discussion of the SEC investigation, the Federal Securities Action, the Shareholder Derivative Actions, and the Florida litigation discussed in Notes 11 and 12 to the Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual stockholder’s meeting on May 20, 2004. 42,687,316 shares were represented at the meeting, constituting 89.3% of the shares outstanding and eligible to vote. Two items were considered at the meeting and the results of the voting were as follows:

Proposal 1. To Elect two Nominees to the Board of Directors:

Nominee	For	Withheld
Richard J. Almeida	41,788,163	899,153
Sheila A. Penrose	41,788,963	898,353

The terms of office of our directors John J. (Jack) Boyle III, Janet M. Clarke, Robert C. Nakasone, Hatim A. Tyabji and Paul F. Walsh also continued after the meeting.

Proposal 2. To ratify the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004:

For	Against	Abstain
42,186,547	471,349	29,420

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

WE ARE UNABLE TO PREDICT THE RESULTS OF THE INVESTIGATION BY THE SEC AND THE STOCKHOLDERS LITIGATION.

The Company is currently the subject of an investigation by the Securities and Exchange Commission (the SEC) with respect to restatements of its prior period financial statements that occurred in 2002. The Company has been cooperating fully with the SEC staff and intends to continue to do so. The Company may, however, become subject to a fine or other remedies in connection with the investigation. The Company has incurred, and may continue to incur, significant legal expenses in connection with this investigation and the findings and outcomes of the SEC investigation may affect the course of the Federal Securities Action and the Shareholder Derivative Actions described below.

The Company, its former chief executive and chief financial officers and its current chief financial officer were defendants in a federal securities action (the Federal Securities Action) that was pending in the U.S. District Court for the District of Arizona. The Consolidated Amended Complaint (Complaint) filed in this Action alleged, among other things, that during the period from July 21, 2000 through October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiff and other members of a putative class of shareholders suffered damages as a result. This Complaint was dismissed by order of the Court on July 12, 2004.

The Company is also a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholder Derivative Actions). The complaints in these actions allege, among other things, that certain of the Company’s current and former directors named in the complaints as defendants breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The complaints also name as a defendant the Company’s former external auditor. These actions were stayed pending the resolution of the motion to dismiss the Federal Securities Action and the defendants are now evaluating how to proceed in this litigation in light of the ruling in the Federal Securities Litigation.

The Company believes the Shareholder Derivative Actions are without merit and intends to vigorously defend itself. However, the Company cannot predict the outcome of these actions with certainty. We may incur significant legal expense in connection with the defense of these claims.

In addition, the Company’s insurance carriers may decline coverage, or the coverage may be insufficient to cover the Company’s expenses and liability, in some or all of the matters. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

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

OUR EFFORTS TO IMPROVE THE MARGINS OF OUR ATM MANAGEMENT BUSINESS MAY NOT BE SUCCESSFUL.

Our ATM Management segment operates one of the largest networks of off-premise ATMs in North America. For the six months ended June 30, 2004, this business segment contributed revenues of $69.7 million, or 25% of our total revenues, at an operating margin of 1.0%.

Our strategy to improve margins of this business is directed towards providing end-to-end ATM management services to financial institutions and retailers. We believe that effectively changing the focus of this business should allow us to improve on its historical returns. We also expect improvement in our ATM business to come from cost reduction efforts and additional revenues from branding and other value-added services.

If we are not successful in our efforts to improve the revenues and profitability of our ATM business, our future results of operations will be adversely affected. In any event, our experience indicates that the sales cycle associated with our efforts to redirect the focus of this business is lengthy.

CONSOLIDATION IN THE INDUSTRIES WE SERVE MAY ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES.

Mergers, acquisitions and personnel changes at financial institutions and electronic funds transfer networks may adversely affect our business, financial condition and results of operations. Currently, the banking and EFT industries are consolidating, causing the number of financial institutions and processing networks to decline. This consolidation could cause us to lose:

-	current and potential customers;

-	market share if an entity resulting from a combination of our customers determines that it is more efficient to develop in-house products and services similar to ours or to use our competitors’ products and services; and

-	revenue if such a combined institution is able to negotiate a greater volume discount for, or discontinue the use of, our products and services.

For example, J.P. Morgan Chase and Bank One, both of which utilize our risk management products, have recently merged. Similarly, the STAR network, formerly one of the larger customers of our electronic payments processing business, was purchased by one of our competitors, Concord EFS, during 2001. First Data Corporation, which owned a substantial equity interest in the NYCE Network, has now purchased Concord EFS. Following this acquisition, First Data sold its interest in the NYCE network to our competitor, Metavante, a subsidiary of M&I Bank. Both the STAR and NYCE networks utilize our electronic funds transfer software.

OUR ABILITY TO EXPAND THROUGH ACQUISITIONS INVOLVES RISKS AND MAY NOT BE SUCCESSFUL.

We are currently considering possible acquisitions to complement and grow our existing businesses. Our ability to expand through acquisitions involves many risks, including:

-	the operations, technology and personnel of any acquired companies may be difficult to integrate;

-	the allocation of management resources to consummate these transactions may disrupt our day to day business;

-	the acquired businesses may not achieve anticipated revenues, earnings or cash flow. Such a shortfall could require us to write-down the goodwill associated with any acquired company, which would adversely affect our reported earnings; and

-	acquisitions may require us to record special charges that reduce our earnings, such as the $1.5 million charge we recorded in 2003 to write-off in-process research and development in connection with our acquisition of Oasis Technologies Ltd.

WE ARE UNABLE TO PREDICT THE RESULTS OF THE PURPORTED CLASS ACTION LAWSUIT FILED IN FLORIDA.

The Company, along with numerous other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs are seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees. The plaintiffs are also asking for injunctive relief to prevent further alleged violations of the Federal Act. On March 11, 2004, the Company joined in a motion to dismiss this case filed by a co-defendant and the Company filed its own further motion to dismiss a portion of this case on June 23, 2004. On June 25, 2004 the Company filed a motion for summary judgment. All these motions are pending before the Court. The Company cannot predict whether the plaintiffs in this case will be successful in certifying their complaint as a class action. The Company believes that it has meritorious defenses with regard to the allegations made in this lawsuit and intends to vigorously defend this action. Litigation is, however, by its nature uncertain and an unfavorable resolution of this lawsuit could materially adversely affect our business, results of operation or financial condition.

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

In the ATM management market, our competitors include Cardtronics, First Data Corporation, Genpass, certain ATM equipment manufacturers and numerous independent service organizations (ISOs).

In the global outsourcing market, our competitors include:

-	outsourcing solutions companies, including IBM (which has recently agreed to acquire another of our competitors, Daksh eServices), Spectramind/Wipro Ltd, Intelenet Global Services Ltd. and Infosys Technologies.

In the market for electronic transaction processing, the principal factors on which we compete are price and service levels. The future growth of our revenues in this market is dependent upon securing an increasing volume of transactions. If we cannot control our transaction processing expenses, we may not remain price competitive and our revenues will be adversely affected. Our revenues can also be adversely affected if we are required to make pricing concessions to retain significant processing customers. In addition, some of our competitors have indicated that they may be prepared to provide customer prospects with up-front cash incentives to acquire or retain their processing business. Given that these competitors have substantially greater financial resources than we do, it will be difficult for us to obtain significant new processing customers, or retain the customers we have, if this approach becomes a significant competitive factor.

We have also seen an effort by processors such as First Data Corporation and VISA that are affiliated with branded networks to seek exclusive processing relationships with the debit card-issuing financial institutions that subscribe to their networks. Ownership or control of a branded network may also enable these competitors to influence the interchange fees financial institutions receive from retailers who accept transactions from the debit cards issued by these network participants. We are unable to predict whether this trend towards an increasing level of vertical integration between transaction processors and branded debit networks, and the horizontal integration resulting from the combination of First Data Corporation and Concord EFS, will have a positive or negative impact upon our processing business over the long-term.

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

In the market for ATM deployment, processing and management services, the primary basis of competition is industry knowledge and experience, price and service levels. Our ability to sell additional machines and processing contracts in this market is dependant on our ability to control our costs while maintaining effective levels of customer service. If we are not successful in these efforts we will not achieve the objectives we have for our ATM management business.

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

OUR SALES OF IT SERVICES HAVE BEEN DECLINING AND OUR LARGEST IT SERVICES CONTRACT EXPIRES IN MARCH 2005.

The revenues we received under our largest IT services contract declined approximately 36% during the six months ended June 30, 2004 as compared to the same period ended 2003. Although this contract contains minimum spending targets of $43 million per year for the software development and maintenance services, further efforts at expense reduction by the customer could cause the revenues we receive under this contract to continue to decline. We expect that sales under this contract will decline in 2004 from the levels seen in 2003. This contract expires in March 2005. We cannot predict whether this contract will be renewed or extended after its scheduled expiration, although we would not expect any extension of this contract to incorporate minimum spending targets approximating those in the current agreement.

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

Regulations are currently being considered regarding the application of the Americans with Disabilities Act (“ADA”) to ATM networks. In addition, the network rules that govern the transmission of transactions originating at ATMs will require us and the customers of our ATM management business to upgrade the encryption capabilities of our collective ATM devices by the end of 2006. These regulations and requirements could require us to retire or retrofit portions of the ATM base we own and could motivate some of our customers to elect to retire their ATMs. It is also possible that existing ATM networks will be exempted from any future regulations under the ADA. We are unable at this time to determine whether, and to what extent, any final regulations issued under the ADA or the network rule revisions will impact our business.

IF THE SECURITY OF OUR DATABASES IS COMPROMISED, OUR REPUTATION COULD SUFFER AND CUSTOMERS MAY NOT BE WILLING TO USE OUR PRODUCTS AND SERVICES.

If the security of our databases is compromised, our business could be materially adversely affected. In our electronic payments and risk management businesses, we collect personal consumer data, such as names and addresses, social security numbers, drivers’ license numbers, checking and savings account numbers and payment history records. Unauthorized access to our databases could result in the theft or publication of personal confidential information and the deletion or modification of personal records or otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information overseas or over the Internet. A security or privacy breach may:

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

Our services and products are based on sophisticated software and computing systems and we often encounter delays when developing new products and services. Further, the software underlying our products and services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our products and technologies on platforms used by our customers or in new environments, such as the Internet. These types of issues required us to record a $0.5 million provision for contract loss charge in the second quarter of 2004. Defects in our software products, errors or delays in the processing of electronic transactions or other difficulties could result in:

-	delays in market acceptance;

-	additional development or installation costs;

-	diversion of technical and other resources;

-	loss of customers;

-	negative publicity; and

-	exposure to liability claims.

Although we attempt to limit our potential liability for warranty claims through disclaimers and limitation-of-liability provisions in our license and client agreements, we cannot be certain that these measures will be successful in limiting our liability.

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR BUSINESS.

Because we currently sell some of our products and services on a global basis and provide outsourcing services from India, our business is subject to risks associated with doing business internationally. During the first six months of 2004, we generated approximately 12% of our net sales outside of the United States and we presently anticipate that our international efforts will constitute a higher percentage of our net sales in future periods. Our future results could be harmed by a variety of factors, including:

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

We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the three and six months ended June 30, 2004. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, Indian rupee and Canadian dollar would have reduced our reported income before taxes in the three and six month periods ended June 30, 2004 by approximately $1 million and $3 million, respectively.

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

WE FACE TERMINATION AND COMPLIANCE RISKS WITH RESPECT TO OUR GOVERNMENT CONTRACTS AND WE EXPECT OUR REVENUES FROM THIS BUSINESS TO DECLINE IN UPCOMING PERIODS.

All of our government EBT contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized approximately 10% of our net sales in the first six months of 2004 pursuant to contracts of this type. If a government contract is so terminated, we are generally entitled only to receive compensation for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines.

Although we continue to pursue new EBT contracts, we cannot predict whether our bids will be successful and, in any event, we expect the revenues we receive from EBT activities to decline during the remainder of 2004 due to scheduled contract expirations. We expect this trend to continue during 2005, and if we are not successful in introducing additional EBT-related services, for the foreseeable future.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

Despite our efforts to protect them, third parties may infringe or misappropriate our intellectual property rights, or otherwise independently develop substantially equivalent products and services. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete. We rely on a combination of trademark and copyright laws, trade secret protection and confidentiality and license agreements to protect our trademarks, software and know-how. We have also applied for patent protection on some of the features of our newer products. We may be required to expend significant resources to protect our trade secrets and monitor and police our intellectual property rights.

Third parties may assert infringement claims against us in the future. In particular, there has been a substantial increase in the issuance of business process patents, which may have broad commercial implications. Claims for infringement of all types of patents are a common source of litigation. If we become subject to an infringement claim, we may be required to modify our products, services and technologies or obtain a license to permit our continued use of those rights. We may not be able to do either of these things in a timely manner or upon reasonable terms and conditions. Failure to do so could seriously harm our business and operating results. In addition, future litigation relating to infringement claims could result in substantial costs to us and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from using some of our products, services or technologies.

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT A CHANGE IN CONTROL.

Provisions of our certificate of incorporation and bylaws and Delaware law may delay or prevent a change in control of our Company that you may consider favorable. These provisions include the following:

-	no cumulative voting by stockholders for directors;

-	a classified board of directors with three-year staggered terms;

-	the ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies;

-	the ability of our board to issue preferred stock, without stockholder approval, with rights and preferences that may be superior to our common stock;

-	the ability of our board to amend our bylaws;

-	a prohibition of stockholder action by written consent;

-	advance notice requirements for stockholder proposals and for nominating candidates to our board;

-	restrictions under Delaware law on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock;

-	a requirement that 66-2/3% of our stockholders and 66-2/3% of our directors approve certain corporate transactions, including mergers and consolidations, sales of assets or amendments to our certificate of incorporation; and

-	we have adopted a stockholder rights plan, which discourages the unauthorized acquisition of 15% or more of our common stock or an unauthorized exchange or tender offer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

Exhibit
No.	Description	Method of filing
2.1	Purchase and Sale Agreement, dated April 13, 2004, by and between the Company, Penley Inc. and certain individual parties thereto	Filed herewith

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed by the Company with the Securities and Exchange Commission (“the Commission”) on April 4, 2000, Registration No. 333-33992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”), Registration No. 333-33992)	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

31.1	Section 302 Certification by Mr. Paul F. Walsh	Filed herewith

31.2	Section 302 Certification by Mr. Thomas S. Liston	Filed herewith

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. Thomas S. Liston	Filed herewith

*Incorporated by reference

(b) Reports on Form 8-K

On May 5, 2004, the Company furnished a report on Form 8-K which included, pursuant to Items 7 and 9 of that form, a press release announcing the Company’s first quarter 2004 financial results. This press release included the Company’s condensed consolidated balance sheets at March 31, 2004 and December 31, 2003, and its condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2004 and March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFunds Corporation (Registrant)
Date: August 5, 2004	/s/ Paul F. Walsh
Paul F. Walsh
Chief Executive Officer and Chairman

Date: August 5, 2004	/s/ Thomas S. Liston
Thomas S. Liston
Chief Financial Officer

Index to Exhibits

Exhibit
No.	Description	Page Number
2.1	Purchase and Sale Agreement, dated April 13, 2004, by and between the Company, Penley Inc. and certain individual parties thereto

31.1	Section 302 Certification by Mr. Paul F. Walsh

31.2	Section 302 Certification by Mr. Thomas S. Liston

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. Thomas S. Liston