Form 10-Q
period 2004-09-30
EFUNDS CORP
filed 2004-11-05
CIK 1109190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [   ]

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, at October 29, 2004 was 48,831,054

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

eFUNDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(dollars in thousands)	2004	2003
Current assets:
Cash and cash equivalents	$202,135	$158,106
Deposits subject to compensating balance arrangements	1,657	472
Restricted custodial cash	2,932	4,168
Accounts receivable — net	66,267	63,841
Deferred income taxes	12,158	12,743
Prepaid expenses and other current assets	10,481	16,979
Assets held for sale	106,145	—

Total current assets	401,775	256,309

Property and equipment — net	48,008	49,629
Long-term investments	2,683	3,243
Goodwill	59,009	128,586
Other intangible assets — net	46,340	71,116
Other non-current assets	3,119	3,454

Total non-current assets	159,159	256,028

Total assets	$560,934	$512,337

Current liabilities:
Accounts payable	$16,050	$26,585
Accrued liabilities	56,116	51,646
Accrued contract losses	1,600	1,890
Deferred revenue	9,539	7,900
Long-term debt due within one year	2,007	5,586
Liabilities related to assets held for sale	9,744	—

Total current liabilities	95,056	93,607
Long-term debt	3,292	1,667
Deferred income taxes	9,592	11,400
Other long-term liabilities	2,614	4,001

Total liabilities	110,554	110,675

Commitments and contingencies (Notes 3, 4 & 12)
Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.01 par value (authorized: 250,000,000 shares; issued and outstanding: 48,735,585 shares at September 30, 2004 and 47,299,742 at December 31, 2003)	487	473
Additional paid-in capital	437,586	418,496
Retained earnings (accumulated deficit)	11,904	(17,587)
Accumulated other comprehensive income	403	280

Stockholders’ equity	450,380	401,662

Total liabilities and stockholders’ equity	$560,934	$512,337

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net revenue	$140,054	$133,141	$421,652	$396,625

Operating expenses:
Processing, communication and service costs	57,634	58,037	172,965	173,682
Employee costs	46,261	44,391	142,990	136,404
Depreciation and amortization	9,722	8,424	27,678	26,047
Other operating costs	11,230	9,714	34,661	34,426
Restructuring and asset impairment charges	—	2,645	752	2,645
Contract loss provision (reversal)	—	(2,250)	501	(2,250)

Total operating expenses	124,847	120,961	379,547	370,954

Income from operations	15,207	12,180	42,105	25,671
Other income (expense) — net	63	(915)	24	(55)

Income before income taxes	15,270	11,265	42,129	25,616
Provision for income taxes	(4,581)	(2,193)	(12,638)	(6,799)

Net income	$10,689	$9,072	$29,491	$18,817

Weighted average shares outstanding	48,258	46,848	47,944	46,769
Weighted average shares and potential dilutive shares outstanding	49,424	47,442	49,151	47,006
Net income per share — basic	$0.22	$0.19	$0.62	$0.40
Net income per share — diluted	$0.22	$0.19	$0.60	$0.40

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2004	2003
Cash flows from operating activities:
Net income	$29,491	$18,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,848	10,917
Amortization	16,830	15,130
Loss on impairment or disposals of assets	757	1,637
Contract loss provision (reversal)	501	(2,250)
Changes in assets and liabilities, net of acquisitions and classification of assets and liabilities related to assets held for sale:
Restricted custodial cash	1,236	1,964
Accounts receivable	(7,027)	767
Accounts payable	(1,442)	(11,047)
Accrued contract losses	(792)	(2,166)
Deferred revenue	1,332	3,033
Other assets and liabilities	7,864	20,514

Net cash provided by operating activities	59,598	57,316

Cash flows from investing activities:
Capital expenditures	(20,569)	(15,133)
Acquisitions	(6,079)	(2,218)
Proceeds from sale of property and equipment	—	11,938
Other	(682)	—

Net cash used in investing activities	(27,330)	(5,413)

Cash flows from financing activities:
Payments on long-term debt	(5,752)	(1,220)
Issuance of common stock	17,513	1,951

Net cash provided by financing activities	11,761	731

Net increase in cash and cash equivalents	44,029	52,634
Cash and cash equivalents at beginning of period	158,106	119,487

Cash and cash equivalents at end of period	$202,135	$172,121

Supplemental disclosures:
Cash paid for income taxes	$6,334	$1,333
Cash paid for interest	$331	$443
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$4,682	$5,795

See Notes to Condensed Consolidated Financial Statements

eFUNDS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

The goal of eFunds Corporation and its wholly-owned subsidiaries (the Company) is to enable trusted commerce by delivering integrated information, payment and technology solutions that strengthen their customers’ overall profitability through increased revenue, reduced costs and improved operating efficiency and technology performance. The Company’s principal focus is on issuers of transaction accounts, such as financial institutions, financial services companies, electronic funds transfer networks, retailers, government agencies, telecommunications companies and other businesses. The Company delivers information, payment and technology solutions through four basic business units and through combinations of the products and services offered by these units.

For the periods presented, the Company had four operating segments: Electronic Payments; Risk Management; Global Outsourcing; and Automated Teller Machine (ATM) Management. The Electronic Payments segment provides electronic funds transfer (EFT) processing services, including automated clearinghouse (ACH) processing and electronic benefit transfer (EBT) services for government agencies, EFT software, software applications development, maintenance and installation. The Risk Management segment provides data based risk management services and other related products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides business process outsourcing services and information technology services. The ATM Management segment provides ATM deployment, management and branding services. On September 20, 2004, the Company entered into a definitive agreement to sell a component of the ATM Management segment (Note 4).

The Company was incorporated in Delaware in December 1984. Prior to its initial public offering (the IPO) in June 2000, the Company was a wholly-owned subsidiary of Deluxe Corporation (Deluxe). In December 2000, Deluxe distributed all of its remaining shares of the Company’s common stock to its shareholders through a spin-off transaction (Spin-Off).

The unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation, which are of a normal recurring nature, have been included. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

NOTE 2 — EMPLOYEE STOCK-BASED COMPENSATION:

The Company accounts for the issuance of stock options to employees using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock option based employee compensation cost is reflected in net income as all options granted under the Company’s plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share that would result if the Company had applied the fair value recognition provision of Statement of Financial Accounting Standards

(SFAS) No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$10,689	$9,072	$29,491	$18,817
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(911)	(719)	(2,771)	(2,011)

Pro forma net income	$9,778	$8,353	$26,720	$16,806

Earnings per share:
Basic-as reported	$0.22	$0.19	$0.62	$0.40

Basic-pro forma	$0.20	$0.18	$0.56	$0.36

Diluted-as reported	$0.22	$0.19	$0.60	$0.40

Diluted-pro forma	$0.20	$0.18	$0.54	$0.36

For purposes of applying SFAS No. 123, the weighted average estimated fair value of stock options granted during the three and nine month periods ended September 30, 2004 was $7.74 and $7.82, respectively, and for the same periods in 2003 was $5.11 and $3.82, respectively. This value was estimated at the option grant date using a Black-Scholes option-pricing model.

From time to time the Company issues restricted stock unit awards to employees and directors that generally vest over periods ranging from one to three years. No consideration is paid for these awards. During the three and nine month periods ended September 30, 2004, the Company issued approximately 3,000 and 134,000 units of restricted stock, respectively, and for the same periods in 2003 issued approximately 1,000 and 19,000 units, respectively. The Company recorded compensation expense for restricted stock unit awards during the three and nine months ended September 30, 2004 of approximately $214,000 and $557,000, respectively, and for the same periods in 2003 the Company recorded compensation expense for restricted stock unit awards of approximately $67,000 and $193,000, respectively.

NOTE 3 — ACQUISITIONS:

In April of 2004, the Company acquired Penley, Inc. (Penley), which provides identity verification services, and Loss Control Solutions (LCS), which offers fraud investigation case management software for the financial services industry. The primary reason for these acquisitions was to expand the product suite and customer set within the Risk Management segment. The results of operations for the acquired entities have been included in the Company’s condensed consolidated statements of operations since the acquisition dates.

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

The results of operations of Penley and LCS are not material to the Company, and accordingly, pro forma results of operations for the acquisitions are not disclosed. The estimated fair value of the net assets acquired was approximately $6 million, which included approximately $5 million of goodwill and approximately $1 million of intangible assets related to acquired contracts which have an estimated life of approximately 6 years. All of the goodwill and intangible assets associated with this transaction were assigned to the Risk Management segment.

NOTE 4 — ASSETS AND LIABILITIES RELATED TO ASSETS HELD FOR SALE:

At such time as management determines that a material long-lived asset or a long-lived asset that is part of a group that includes other assets and liabilities (asset group) is to be disposed of within a twelve-month period and all other criteria required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” have been met, that material asset or asset group is reclassified on the condensed consolidated balance sheet as held for sale and recorded at the lower of its carrying amount or fair value less cost to sell.

On September 20, 2004, the Company entered into a definitive agreement (the Agreement) to sell the ATM machines and merchant contracts (the ATM Portfolio) associated with the ATM Management segment. The consummation of this transaction is subject to customary closing conditions and is currently expected to occur during the fourth quarter of 2004. The ATM Portfolio represents a significant component of the ATM Management segment and the Company does not expect to present the ATM Management segment as a separate operating segment in periods subsequent to the closing of the transaction. Amounts received by the Company that exceed the recorded book value of the ATM Portfolio will be deferred and recognized as revenues over the five year term of the Master Services Agreement discussed below.

Concurrently with the execution of the Agreement, the Company entered into a five year Master Services Agreement with the buyer of the ATM Portfolio that is to become effective upon the closing of the transactions contemplated by the Agreement. Pursuant to the Master Services Agreement, the Company will provide processing, help desk, monitoring and other ATM management services to the buyer. The processing service revenues and related costs will be reported within the Electronic Payments segment and the ATM management service revenues and related costs will be reported within the Global Outsourcing segment.

In accordance with SFAS No. 144, the assets and liabilities related to the ATM Portfolio asset group have been classified as assets held for sale and liabilities related to assets held for sale. The results of the ATM Portfolio are not recorded as discontinued operations because the Company will have significant continuing involvement in the operation of the asset group following the sale through the Master Services Agreement. The carrying amounts of the major classes of assets classified as held for sale are net accounts receivable of approximately $4.9 million, net property and equipment of approximately $6.3 million, goodwill of approximately $76.0 million, net other intangible assets of approximately $17.2 million and other current assets of approximately $1.7 million. The liabilities related to assets held for sale consist of accounts payable and other current liabilities of approximately $9.7 million.

NOTE 5 — INTANGIBLES:

Intangible assets consist primarily of goodwill, capitalized software costs and acquired contracts. Intangible assets, both acquired and developed, subject to amortization are presented below. Certain intangible assets presented in the table for 2003 have been reclassified to conform with current period presentation.

		September 30, 2004			December 31, 2003
	Wtd. Avg.
	Amort.	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net
Software-internal use	3.9	$87,117	$(61,026)	$26,091	$82,376	$(52,823)	$29,553
Software-licensing and resale	4.9	61,359	(46,708)	14,651	59,899	(43,959)	15,940
Acquired contracts and other	6.0	28,707	(23,109)	5,598	51,905	(26,282)	25,623

		$177,183	$(130,843)	$46,340	$194,180	$(123,064)	$71,116

For the three and nine month periods ended September 30, 2004, amortization expense for intangible assets was $5.4 million and $16.8 million, respectively, and for the three and nine month periods ended September 30, 2003 the amortization expense for intangible assets was $4.9 million and $15.1 million, respectively. The estimated amortization expense for intangible assets held at September 30, 2004 is $5 million for the three months ended December 31, 2004. For the years ended December 31, 2005, 2006, 2007, 2008 and 2009, the estimated amortization expense for intangible assets held at September 30, 2004 is $14 million, $9 million, $6 million, $3 million, and $1 million, respectively.

The change in the carrying amount of goodwill for the nine months ended September 30, 2004 is as follows:

	Electronic	Risk	Global	ATM
(in thousands)	Payments	Management	Outsourcing	Management	Other	Total
Balance as of December 31, 2003	$14,960	$5,724	$20,559	$77,982	$9,361	$128,586
Goodwill acquired	428	5,199	—	—	796	6,423
Reclassification of goodwill to assets held for sale	—	—	—	(76,000)	—	(76,000)

Balance as of September 30, 2004	$15,388	$10,923	$20,559	$1,982	$10,157	$59,009

NOTE 6 — RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGES:

During the third quarter of 2003, the Company recorded restructuring charges of $3.6 million for severance benefits related to business process improvement initiatives and reversed $0.9 million of lease related reserves to reflect the subleasing of certain properties for which a restructuring charge was initially recorded in 2002. During the three months ended June 30, 2004, the Company recorded approximately $0.8 million of restructuring charges related to severance benefits for approximately 35 employees. These charges are expected to be paid through 2005. The following table summarizes the change in the Company’s restructuring accruals for the nine months ended September 30, 2004, including the long-term portion of lease related accruals of approximately $1.3 million at September 30, 2004 that are payable through January 2010:

		Lease-Related
	Severance	Costs &
(in thousands)	Related	Other	Total
Balance at December 31, 2003	$1,568	$2,786	$4,354
Cash payments	(881)	(250)	(1,131)

Balance at March 31, 2004	687	2,536	3,223
Expense provision	752	—	752
Cash payments	(657)	(219)	(876)

Balance at June 30, 2004	782	2,317	3,099
Cash payments	(440)	(219)	(659)

Balance at September 30, 2004	$342	$2,098	$2,440

NOTE 7 — ACCRUED CONTRACT LOSSES:

Through March 31, 2004, the Company’s accrued contract losses pertained to long-term service contracts for electronic benefits processing in the Electronic Payments segment. In the third quarter of 2003, the Company recorded a $2.3 million benefit related to a reduction in the estimate of future losses on certain government EBT contracts.

During the second quarter of 2004, a $0.5 million provision for expected losses was recorded for certain long-term software contracts held by the Electronic Payments segment. These contracts require significant modification to the underlying software and the revenue associated with the contracts was recognized using the percentage-of-completion method, which relies on estimates of total expected contract costs. Unexpected increases in the scope of these projects resulted in unanticipated increases in the expense required to perform the contracts with the result that the Company now expects to incur losses in the performance of these contracts. The losses recorded are based on the Company’s best current estimates of the contracts’ ultimate revenues and expenses. Actual results may differ from the Company’s estimates. In the event such differences arise, a revision to the loss reserve would be required. The following table summarizes the activity of the accrued contract loss reserve:

(in thousands)	2004	2003
Balance at beginning of year	$1,890	$7,578
Charges to reserve	(345)	(1,003)

Balance at March 31	1,545	6,575
Provision for contract losses	501	—
Charges to reserve	(345)	(917)

Balance at June 30	1,701	5,658
Charges to reserve	(101)	(246)
Reversal of provision for contract losses	—	(2,250)

Balance at September 30	$1,600	$3,162

NOTE 8 — LONG-TERM DEBT:

Long-term debt was as follows:

	September 30,	December 31,
(in thousands)	2004	2003
Capital leases and other	$5,299	$7,253
Less amount due within one year	(2,007)	(5,586)

Total	$3,292	$1,667

Long-term debt consists of capital lease obligations related to purchased software and equipment. The range of interest rates on capital lease obligations is approximately 2% to 6%. Carrying value approximates fair value for these obligations, which are due through the year 2009.

NOTE 9 — INCOME PER SHARE:

The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income per share — basic
Net income	$10,689	$9,072	$29,491	$18,817

Weighted average shares outstanding	48,258	46,848	47,944	46,769

Net income per share — basic	$0.22	$0.19	$0.62	$0.40

Net income per share — diluted
Net income	$10,689	$9,072	$29,491	$18,817

Weighted average shares outstanding	48,258	46,848	47,944	46,769
Dilutive impact of options	1,166	594	1,207	237

Weighted average shares and potential dilutive shares outstanding	49,424	47,442	49,151	47,006

Net income per share — diluted	$0.22	$0.19	$0.60	$0.40

Options to purchase approximately 0.9 million shares and 0.2 million shares of common stock were excluded from the above calculations as they were antidilutive during the three and nine month periods ended September 30, 2004, respectively. Options to purchase approximately 3.1 million shares and 4.3 million shares of common stock were excluded from the above calculations as they were antidilutive during the three and nine month periods ended September 30, 2003, respectively.

NOTE 10 — COMPREHENSIVE INCOME:

The Company’s total comprehensive income for the three month periods ended September 30, 2004 and 2003 was $10.9 million and $9.6 million, respectively. The Company’s total comprehensive income for the nine month periods ended September 30, 2004 and 2003 was $29.6 million and $20.5 million, respectively. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.

NOTE 11 — BUSINESS SEGMENT INFORMATION:

The Company’s segment reporting was revised during the quarter ended March 31, 2004 to reflect additional organizational and cost group changes. Certain revenues and expenses from collection activities have been reclassified between the Electronic Payments, Risk Management and Global Outsourcing segments. Certain amortization cost groups were realigned with the respective business segments that benefited from the use of the related assets. During the periods presented, the Company’s business segments were: Electronic Payments; Risk Management; Global Outsourcing; and ATM Management. The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The Electronic Payments segment provides EFT processing services, including ACH processing, EBT services for government agencies, EFT software, software applications development, maintenance and installation. The Risk Management segment provides data based risk management services and other related products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides business process outsourcing and information technology services. The ATM Management segment provides ATM deployment, management and branding services.

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

Information concerning operations in the Company’s reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Net revenue:
Electronic payments	$49,276	$45,050	$150,678	$133,317
Risk management	36,839	33,931	106,996	97,955
Global outsourcing	20,305	17,974	60,611	58,994
ATM management[1]	33,634	36,186	103,367	106,359

Total net revenue	140,054	133,141	421,652	396,625

Operating expenses before restructuring, asset impairment and contract loss provision (reversal):
Electronic payments	38,480	33,374	117,718	99,752
Risk management	20,329	22,611	61,556	68,357
Global outsourcing	14,884	15,213	44,727	49,866
ATM management[1]	31,386	33,784	96,170	99,890

Total operating expenses before restructuring, asset impairment and contract loss provision (reversal)	105,079	104,982	320,171	317,865

Allocated overhead:
Electronic payments	3,228	2,260	8,799	5,755
Risk management	2,316	2,417	7,037	7,666
Global outsourcing	1,630	1,908	4,962	6,107
ATM management[1]	1,987	1,752	6,207	5,600
Corporate	10,607	7,247	31,118	27,566

Total allocated overhead	19,768	15,584	58,123	52,694

Restructuring, asset impairment and contract loss provision (reversal):
Electronic payments	—	(1,271)	1,178	(1,271)
Risk management	—	884	(8)	884
Global outsourcing	—	842	41	842
ATM management[1]	—	244	9	244
Corporate	—	(304)	33	(304)

Total restructuring, asset impairment and contract loss provision (reversal)	—	395	1,253	395

Income (loss) from operations:
Electronic payments	7,568	10,687	22,983	29,081
Risk management	14,194	8,019	38,411	21,048
Global outsourcing	3,791	11	10,881	2,179
ATM management[1]	261	406	981	625
Corporate	(10,607)	(6,943)	(31,151)	(27,262)

Income from operations	$15,207	$12,180	$42,105	$25,671

1 See Note 4.

The Company has not disclosed assets, interest income, interest expense or income taxes by segment because this information is not reviewed by the chief operating decision maker, produced internally nor practicable to prepare. Depreciation and amortization for each of the Company’s reporting segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Depreciation and amortization:
Electronic payments	$4,227	$2,610	$11,436	$8,182
Risk management	2,941	3,402	8,624	9,989
Global outsourcing	983	836	2,313	2,664
ATM management	1,150	1,151	4,168	3,817
Corporate	421	425	1,137	1,395

Total depreciation and amortization	$9,722	$8,424	$27,678	$26,047

Revenue is attributed to geographic areas based on the location of the assets producing the revenue. Certain amounts presented for 2003 have been reclassified to conform with current period presentation. The Company’s operations by geographic area are as follows:

	Total Net Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
United States	$123,617	$120,748	$370,323	$360,305
United Kingdom and other	6,425	4,666	19,524	14,174
India	5,783	4,606	16,365	13,618
Canada	4,229	3,121	15,440	8,528

Total consolidated	$140,054	$133,141	$421,652	$396,625

	Property and Equipment - Net
	September 30,	December 31,
(in thousands)	2004	2003
United States	$35,709	$38,594
United Kingdom and other	471	530
India	11,411	9,445
Canada	417	1,060

Total consolidated	$48,008	$49,629

NOTE 12 — COMMITMENTS AND CONTINGENCIES:

Future commercial commitments

In connection with the Company’s government services, collection and ATM placement activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at September 30, 2004 was $14.9 million.

At September 30, 2004, the Company provided guarantees of $0.5 million on certain equipment lease payments for Canadian customers of its ATM management business. These guarantees were established prior to the acquisition of Access Cash International, L.L.C. in 2001 and expire through 2008. The Company would be required to make payments under these guarantees in the event that these customers could not meet their own payment obligations. Through September 30, 2004, the Company has been required to make payments of approximately $0.3 million pursuant to these guarantees. The customers’ ATM equipment assets are utilized as collateral on these guarantees. There are no amounts being carried as liabilities for the Company’s obligations under these guarantees.

The Company uses cash collateral to secure letters of credit it issues in the ordinary course of business. The Company had $1.2 million in letters of credit outstanding in the United States at September 30, 2004, mostly related to leases. These letters of credit were secured by $1.3 million in cash collateral. In addition, the Company obtained bank guarantees of $0.5 million related to the performance on a customer contract and certain obligations related to local government requirements in India. These bank guarantees in India are collateralized by $0.5 million of time deposits.

Contractual cash obligations

As of September 30, 2004, the Company had contractual cash obligations for capital leases, operating leases, outsourcing and maintenance obligations in the aggregate amount of approximately $107.6 million. The following table sets forth the Company’s obligations as of September 30, 2004 for the time periods specified. The Company’s long-term debt consists of capital lease obligations related to purchased software and equipment.

	Payments Due by Period
		Three-months	Three Years	Three Years
		ended	ended	ended
		December 31,	December 31,	December 31,
(in thousands)	Total	2004	2007	2010	Thereafter
Capital lease obligations	$5,299	$555	$4,000	$744	$—
Operating lease obligations[1]	52,359	4,745	24,613	15,772	7,229
Vendor obligations	49,921	9,526	40,395	—	—

Total	$107,579	$14,826	$69,008	$16,516	$7,229

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $3.2 million due in the future under non-cancelable subleases.

Other commitments

The Company has vault cash agreements with various financial institutions who provide cash to certain of the ATMs owned or managed by the Company. Although some portion of this cash may be physically located in the ATMs managed by the Company, this cash is not included in cash and cash equivalents on the Company’s condensed consolidated balance sheet because the Company does not take title to the cash under the bailee/bailor relationship established by the agreements. Based upon the daily outstanding balance of funds provided to the ATMs, the Company generally pays a monthly fee ranging from prime, as defined, plus one half percent up to prime plus 3%. The average monthly rate paid during the first nine months of 2004 approximated 7%. The Company indemnifies the financial institutions against any loss of the cash in the ATMs. Two of the agreements require the Company to maintain a security deposit equal to 1% of the daily outstanding balance. The agreements may be terminated upon notice by either party and have various expiration dates ranging from November 2004 to June 2005. Total cash provided pursuant to these vault cash agreements was approximately $37 million at September 30, 2004 and approximately $41 million at December 31, 2003.

As part of its transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due to the Company are included in cash and cash equivalents. As of September 30, 2004, approximately $25 million was due to the Company and it received these funds in early October 2004.

The Company seeks to maintain cash balances that are adequate to ensure that it can advance funds to its processing customers if unusual circumstances prevent the Company from being able to process their settlement files in a timely fashion. Although highly infrequent, the Company has funded approximately $30 million under such a circumstance in the past. The Company currently seeks to maintain a cash balance of approximately $75 million to ensure that it can fund this obligation.

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

The Company’s amended and restated certificate of incorporation and by-laws require it to indemnify its directors and officers to the fullest extent permitted by Delaware law. Indemnification of the Company’s employees and other agents is permitted to the same extent. The Company’s amended and restated certificate of incorporation also permits the Company to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the amended and restated certificate of incorporation would permit such indemnification. These indemnification obligations are implicated with respect to the directors and officers of the Company named as defendants in the Federal Securities Action and Shareholder Derivative Actions described below, and could be implicated if any of the Company’s former officers are named as individual respondents in connection with the SEC investigation described below. Although the Company maintains insurance policies providing coverage for these types of matters, the Company’s insurance carriers may decline coverage, or the coverage may be insufficient to cover the Company’s expenses and liability.

Other contingencies

The Company is currently the subject of an investigation by the SEC with respect to restatements of its prior period financial statements that occurred in 2002. The Company has been cooperating fully with the SEC staff and intends to continue to do so. The Company may, however, become subject to a fine or other remedies in connection with the investigation and may be required to indemnify certain of its former officers for expenses incurred in connection with the SEC inquiry. The Company has incurred, and may continue to incur, significant additional legal expenses in connection with this investigation and the outcome of the SEC investigation may affect the course of the Federal Securities Action and the Shareholder Derivative Actions described below.

The Company, its former chief executive and chief financial officers and its current chief financial officer were defendants in a federal securities action (the Federal Securities Action) that was pending in the U.S. District Court for the District of Arizona. The Consolidated Amended Complaint (Complaint) filed in this Action alleged, among other things, that during the period from July 21, 2000 through October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiff and other members of a putative class of shareholders suffered damages as a result. This Complaint was dismissed by order of the Court on July 12, 2004. The plaintiffs appealed this order of dismissal to the Ninth Circuit Court of Appeals on August 11, 2004. At the request of the parties, the Court vacated the original briefing schedule of this appeal. The Court has not established a new briefing schedule.

The Company is a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholder Derivative Actions). The complaints in these actions allege, among other things, that certain of the Company’s current and former directors named in the complaints as defendants breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The complaints also name as a defendant the Company’s former external auditor. These actions were stayed pending the resolution of the motion to dismiss the Federal Securities Action that is discussed above and the parties are now considering the possible settlement of this litigation. The Company cannot, however, predict the ultimate outcome of these actions with certainty.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (MD&A) begins with an executive overview of our business. This overview includes a description of our business goals, the business models for our segments, key events during the quarter ended September 30, 2004 and certain trends, risks and challenges. We then discuss our results of operations for the three and nine month periods ended September 30, 2004 compared to the three and nine month periods ended September 30, 2003. This is followed by a discussion of our liquidity and capital resources, including cash resources, sources and uses of cash and commercial commitments. You should read the description of our Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ending December 31, 2003 because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods.

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

We currently deliver our information, payment and technology solutions through four basic business units and through combinations of the products and services offered by these units. Our most profitable business segments are Electronic Payments and Risk Management, although our Global Outsourcing and Automated Teller Machine (ATM) Management segments also contribute to our overall value proposition.

On September 20, 2004, we entered into a definitive agreement (the Agreement) to sell the ATM machines and merchant contracts (the ATM Portfolio) associated with our ATM Management segment. The consummation of this transaction is subject to customary closing conditions and is currently expected to occur during the fourth quarter of 2004. The ATM Portfolio represents a significant component of our ATM Management segment, and we do not expect to present the ATM Management segment as a separate operating segment in periods subsequent to the closing of this transaction. Amounts received by us that exceed the recorded book value of the ATM Portfolio will be deferred and recognized as revenues over the five year term of the Master Services Agreement discussed below.

Concurrently with the execution of the Agreement, we entered into a five year Master Services Agreement with the buyer of the ATM Portfolio that is to become effective upon the closing of the transactions contemplated by the Agreement. Pursuant to the Master Services Agreement, we will provide processing, help desk, monitoring and other ATM management services to the buyer. The processing service revenues and related costs will be reported within our Electronic Payments segment and the ATM management service revenues and related costs will be reported within our Global Outsourcing segment. We expect a significant reduction in revenues and the related controllable costs upon consummation of the sale of the ATM Portfolio because the revenues we expect to receive from the Master Services Agreement, including amounts recognized from the amortization of the gain on the ATM Portfolio sale, are not expected to initially exceed 15% of the revenues previously generated by the ATM Portfolio.

One of our goals is to enhance our ability to market and sell comprehensive solutions incorporating multiple elements of the products and services offered by our business lines to our customers. The business model of each of our segments is summarized below.

Electronic Payments

This segment derives its revenue based upon our customers’ needs to process electronic transactions. The majority of this segment’s revenue is derived from processing debit transactions that originate at an ATM or point-of-sale device. We also derive revenue from providing electronic benefit transfer (EBT) services for government agencies. The remaining revenue from this segment is derived from the licensing and maintenance of the electronic funds transfer (EFT) software that our customers use to process electronic debit transactions. The provision of EFT processing services requires substantial capital investment for computers and related peripherals, maintenance, system modifications and upgrades, security and redundancy. Although these requirements add barriers to competitive entrance, they also create a relatively high ratio of fixed operating costs to total costs. Processors are also required to maintain significant cash reserves to cover temporary imbalances in the flow of funds associated with electronic funds transfers. Additionally, the software applications used for processing at our data centers and which we license to our software customers are primarily developed in-house and require frequent compliance updates and competitive upgrades, creating a dependence upon experienced and qualified information technology (IT) personnel. Other operating expenses include telecommunications costs to support the transmission of electronic debit transactions and settlement. When evaluating the performance of this business, we focus primarily on increasing its recurring revenue base through, among other things, the retention of our current EFT and EBT processing customers and the acquisition of new processing relationships. Expanding our software sales and establishing a processing presence in foreign markets are also areas of management emphasis.

Risk Management

This segment derives its revenue from database inquiries primarily from financial institutions and retailers seeking to comply with regulations or mitigate the risk associated with accepting checks, providing credit or opening debit accounts for new consumers. Revenue from financial institutions represented the majority of this segment’s revenue during the three and nine month periods ended September 30, 2004, and the balance of the segment’s revenue was derived from retail customers using our check verification service. Operating costs generally include data acquisition costs, the cost of technology, regulatory compliance infrastructure and customer support centers. Our primary efforts in managing this business are directed towards increasing its revenues by improving customer usage rates and expanding our product suite and customer set.

Global Outsourcing

Our global outsourcing business derives its revenues from the need of companies to remain competitive by reducing costs while maintaining or improving service levels. Revenues in this segment can be from a variety of business process outsourcing (BPO) services (such as transaction account acquisition, credit card operations, brokerage support, customer support, credit decisioning, loan operations and collections) and IT outsourcing. Operating costs in this segment are primarily related to employee expense, telecommunications costs and facilities costs. Our principal goal for this business is to expand its customer base in our core target markets of financial services, retail and telecommunications companies.

ATM Management

Our ATM Management segment derived its revenues from the use, sale, branding and management of ATMs. Surcharge and interchange revenue represented the majority of our revenue from this segment during the three and nine month periods ended September 30, 2004. Equipment sales were non-recurring and, along with branding fees, represented a minority of the revenue in this segment. Operating costs in this segment primarily included processing and telecommunication costs, the cost of the equipment we sold and the residual payments we made to the merchants where the ATMs we managed were deployed. As noted above, we entered into a definitive agreement to sell certain assets and ownership interests of the ATM Management segment during the third quarter.

Key Events During the Three Months Ended September 30, 2004

•	We entered into a definitive agreement to sell the ATM Portfolio and a five year Master Services Agreement under which our Electronic Payments and Global Outsourcing segments will provide ATM processing and management services to the buyer.

•	We reached record levels of inquiry volumes in our Risk Management segment.

•	The District Court in Arizona dismissed a federal securities class action lawsuit filed against us and the plaintiffs in this case appealed this decision to the Ninth Circuit Court of Appeals.

•	Richard J. Lehmann and William J. Ryan joined our Board of Directors.

•	Oasis Technology Ltd. continued to incur operating losses and has not performed up to the original expectations developed during our acquisition of this Company.

Trends

Our strategic planning and forecasting processes include the consideration of economic, industry-wide and Company specific trends that may impact our customers, competitors and operations. We identify the more material positive and negative trends affecting our business below:

•	increased fraud and identity theft and regulatory requirements are driving an increasing need for risk management products;

•	consolidation in industries we serve is resulting in increasing competition and pricing pressures;

•	we are seeing an improving pipeline and volume growth in our electronic payment processing business;

•	increased outsourcing as a means to control costs is driving a demand for offshore outsourcing services as well as an increased level of interest in developing expanded offshore capabilities by industry participants;

•	the use of offshore outsourcing services continues to be a point of political debate;

•	a continued shift in the mix of payment mechanisms toward debit transactions is driving a need for electronic payment solutions and associated risk management services;

•	we have not been successful in obtaining new EBT contracts and expect our revenues from this business to begin to decline in 2005;

•	the demand from financial institutions for access to surcharge free ATMs is increasing;

•	our revenues from existing IT outsourcing customers continue to decline;

•	the rate of new ATM deployment and per ATM transaction volumes in the United States is declining;

•	there continues to be a migration from the use of traditional paper checks to electronic payments;

•	the independent ATM management industry is consolidating;

•	the market for EFT software is soft and sales in this area currently relate more to product enhancements, customization and maintenance rather than new software sales;

•	ATM markets outside the United States are growing; and

•	our India operations continue to experience pressure on compensation costs as competition increases.

Risks and Challenges

In addition to the trends affecting our industry and our Company as noted above, we consider risks and challenges that could impact the Company’s future financial results, including the following and those described in Part II, Item 5, “Risk Factors and Cautionary Statements”:

•	We are unable to predict the results of the investigation by the SEC, the stockholders litigation or the purported class action litigation filed in Florida.

•	Our business may be adversely affected if the proposed sale of our ATM Portfolio is not completed.

•	Estimates of future financial results are inherently unreliable.

•	Consolidation in the industries we serve may adversely affect our ability to sell our products and services.

•	Our ability to expand through acquisitions involves risks and may not be successful.

•	We face intense competition in all areas of our business, and if we do not compete effectively, our business will be harmed.

•	If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

•	Our sales of IT services have been declining and our largest IT services contract has been extended on less favorable terms than the original contract.

•	Legislation or regulation could harm our ability to collect and use data, increase our operating costs or otherwise harm our business.

•	If the security of our databases is compromised, our reputation could suffer and customers may not be willing to use our products and services.

•	We may experience software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability.

•	There are a number of risks associated with our international sales and operations that could harm our business.

•	Changes in Indian tax laws could adversely affect our results of operations.

•	We face termination and compliance risks with respect to our government contracts and we expect our revenues from this business to decline in upcoming periods.

•	We may be unable to protect our intellectual property rights.

•	Provisions in our charter documents and Delaware law may delay or prevent a change in control.

RESULTS OF OPERATIONS

The following table presents our condensed consolidated financial results for the three and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2004	2003	% Change	2004	2003	% Change
Net revenue	$140,054	$133,141	5.2%	$421,652	$396,625	6.3%

Operating expenses:
Processing, communication and service costs	57,634	58,037	(0.7)	172,965	173,682	(0.4)
Employee costs	46,261	44,391	4.2	142,990	136,404	4.8
Depreciation and amortization	9,722	8,424	15.4	27,678	26,047	6.3
Other operating costs	11,230	9,714	15.6	34,661	34,426	0.7
Restructuring and asset impairment charges	—	2,645	*	752	2,645	(71.6)
Contract loss provision (reversal)	—	(2,250)	*	501	(2,250)	*

Total operating expenses	124,847	120,961	3.2	379,547	370,954	2.3

Income from operations	15,207	12,180	24.9	42,105	25,671	64.0
Other income (expense) – net	63	(915)	*	24	(55)	*

Income before income taxes	15,270	11,265	35.6	42,129	25,616	64.5
Provision for income taxes	(4,581)	(2,193)	*	(12,638)	(6,799)	85.9

Net income	$10,689	$9,072	17.8	$29,491	$18,817	56.7

*	Represents an increase or decrease in excess of 100%.

Net Revenue

Net revenue by reportable segment and for the Company as a whole for the three and nine month periods ended September 30, 2004 and 2003 was as follows:

	Three Months Ended September 30,					Nine Months Ended September 30,
(in millions)	2004		2003		% Change	2004	2003		% Change
Electronic Payments
EFT processing	$27.0		$25.0		8.0%	$81.2	$74.4		9.1%
Government services (EBT)	14.2		13.5		5.2	42.9	36.9		16.3
Software sales	8.1		6.6		22.7	26.6	22.0		20.9

	49.3		45.1		9.3	150.7	133.3		13.1

Risk Management
Financial institution products	32.1		29.1		10.3	93.0	82.1		13.3
Retail products	4.7		4.8		(2.1)	14.0	15.9		(11.9)

	36.8		33.9		8.6	107.0	98.0		9.2

Global Outsourcing
BPO	13.0		9.9		31.3	39.0	29.5		32.2
IT services	7.3		8.1		(9.9)	21.6	29.5		(26.8)

	20.3		18.0		12.8	60.6	59.0		2.7

ATM Management	33.6		36.2		(7.2)	103.4	106.4		(2.8)

Total net revenue	$140.1	(1)	$133.1	(1)	5.2	$421.7	396.6	(1)	6.3

(1)	Amounts do not sum due to rounding.

In conjunction with our enhanced segment revenue presentation, customer reimbursed fees have been included in the related product lines within the Electronic Payments and Global Outsourcing segments. Amounts in prior periods have been reclassified to conform with this presentation.

Electronic Payments

The increase in the Electronic Payments segment revenues during the three and nine months ended September 30, 2004 as compared to the same periods in 2003 is due to:

•	an increase in EFT processing revenues resulting from higher transaction volumes and customer reimbursed fees;

•	an increase in EBT processing revenues from new contracts that commenced primarily during the second and third quarter of 2003; and

•	an increase in software revenues from open systems software sales attributable to our acquisition of Oasis Technology Ltd. in November 2003.

The following table provides further detail regarding the revenue we generated from our software business during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2004	2003	2004	2003
License fees	$1,477	$1,606	$5,354	$5,877
Maintenance	5,011	3,498	15,315	10,901
Software services	1,626	1,495	5,968	5,270

	$8,114	$6,599	$26,637	$22,048

We expect the total revenues from our Electronic Payments segment to be higher in 2004 as compared to 2003 due to increased volumes from our existing financial institution processing customers, our success in securing new financial institution customers and higher software sales. Additionally, we expect revenues generated through EBT contracts that began in 2003 will contribute to the increase in revenues in 2004. Although we continue to pursue new EBT contracts, we cannot predict whether our bids will be successful and, in any event, we expect the revenues we receive from EBT activities to begin to decline due to scheduled contract expirations in future periods. We expect this trend to begin in 2005.

Risk Management

An increase in ChexSystems(SM) transaction volumes associated with new debit account openings resulted in an improvement in our financial institution product revenues of 10% and 13% during the three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. The increase in revenues from our financial institution products was partially offset by declines in revenues from our retail check verification customers during the three and nine months ended September 30, 2004 due to price concessions and customer attrition. Revenues from our Risk Management segment are expected to be higher in 2004 as compared to 2003 due to increased demand for our financial institution products and services offset somewhat by lower retail products revenues due to the impact of price concessions and customer attrition. We expect that future revenues from our retail products will be relatively flat.

Global Outsourcing

Revenues from our outsourcing business increased during the three and nine months ended September 30, 2004 as compared to the same periods in 2003 due to an increase in BPO service volumes and the impact of new BPO client contracts that commenced subsequent to the third quarter of 2003. The increase in BPO revenues was partially offset by decreases in our IT services revenues. We continue to focus on obtaining revenue growth in our BPO business by establishing new client relationships and through an expansion of the services provided to our existing clients. For the full year 2004, we expect net revenue from our Global Outsourcing segment will increase as compared to 2003 because of growth in our BPO business.

ATM Management

The decrease in the revenues we received from our ATM business during the three and nine month periods ended September 30, 2004 as compared to the same periods in 2003 is due to a general decline in transaction volumes. The revenues for this segment are expected to decline for the full year 2004 as compared to 2003 due to the anticipated completion of the ATM Portfolio sale in the fourth quarter and lower transaction volumes.

Business Segment Margin Contributions

The following table presents our operating income (loss) by segment and total operating income for the three and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2004	2003	% Change	2004	2003	% Change
Operating income (loss)
Electronic payments	$7,568	$10,687	(29.2)%	$22,983	$29,081	(21.0)%
Risk management	14,194	8,019	77.0	38,411	21,048	82.5
Global outsourcing	3,791	11	*	10,881	2,179	*
ATM management	261	406	(35.7)	981	625	57.0
Corporate	(10,607)	(6,943)	(52.8)	(31,151)	(27,262)	(14.3)

Total operating income	$15,207	$12,180	24.9	$42,105	$25,671	64.0

*	Represents an increase or decrease in excess of 100%.

Electronic Payments

The decline in margins during the three and nine months ended September 30, 2004 as compared to the same periods in 2003 is primarily due to the favorable impact of a $2.3 million reduction of a loss contract provision during the third quarter of 2003. There was no similar benefit recorded in 2004. Also contributing to the decline in margins was an increase in our fixed costs associated with our acquisition of Oasis Technology in November 2003. The decrease in margins was somewhat offset by improvements in our EFT processing and EBT revenues during the quarter and nine months ended September 30, 2004 as compared to the same periods in 2003. Operating margins for the Electronic Payments segment for 2004 are expected to be lower than those seen in 2003 due to a smaller proportion of the revenues from this business being derived from software license fees and the absence of the loss contract reversals we recorded in 2003. We continue to focus on reducing expenses associated with our open systems software product line in order to improve the operating margins of this segment.

Risk Management

We achieved higher margins in our Risk Management segment during the three and nine months ended September 30, 2004 as compared to the same periods in 2003 from an increase in ChexSystems(SM) revenues and a reduction in costs through the utilization of our India operations for contact center and software development work. We expect that cost reductions and higher transaction volumes from our ChexSystems(SM) products will result in higher margins for this segment in 2004 as compared to 2003.

Global Outsourcing

The margins for our global outsourcing business improved during the three and nine months ended September 30, 2004 as compared to the same periods in 2003 due to an increase in BPO revenues and from cost reductions related to increased productivity and capacity utilization. We expect that margins in this business will increase in 2004 as compared to 2003 due to increased BPO revenues, continued cost reductions and increased shortfall fees under our primary IT services contract that will be recognized in the fourth quarter of 2004. We have recently amended our primary IT services contract to extend its scheduled expiration date of March 31, 2005 by one year. There are, however, no minimum spending targets associated with this extension period. We expect that the revenues we receive from this contract will continue to decline.

ATM Management

The decline in operating margins in this segment during the third quarter of 2004 as compared to the third quarter of 2003 is due to the decrease in processing revenues resulting from lower transaction volumes. The increase in operating margins during the nine month period ended September 30, 2004 as compared to the same period in 2003 is attributable to cost reduction efforts. We expect that the operating margins for the ATM Management segment for the full year 2004 will be consistent with the 2003 operating margins.

Corporate

Unallocated corporate overhead includes, among other things, the cost of executive leadership, investor relations, shared legal, consulting, accounting and finance functions and certain technology expenses. Corporate expenses during the three and nine months ended September 30, 2003 were unusually low due to benefits from reductions in telecommunication costs and other certain non-recurring cost reductions specific to those periods in 2003. We did not experience a similar level of cost reductions during the three and nine months ended September 30, 2004. Corporate overhead costs incurred for the remainder of 2004 are expected to be generally consistent with the costs experienced during the first nine months of 2004.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2004	2003	% Change	2004	2003	% Change
Operating expenses:
Processing, communication and service costs	$57,634	$58,037	(0.7)%	$172,965	$173,682	(0.4)%
Employee costs	46,261	44,391	4.2	142,990	136,404	4.8
Depreciation and amortization	9,722	8,424	15.4	27,678	26,047	6.3
Other operating costs	11,230	9,714	15.6	34,661	34,426	0.7
Restructuring and asset impairment charges	—	2,645	*	752	2,645	(71.6)
Contract loss provision (reversal)	—	(2,250)	*	501	(2,250)	*

Total operating expenses	$124,847	$120,961	3.2	$379,547	$370,954	2.3

*	Represents an increase or decrease in excess of 100%.

Processing, communication and service costs

This category includes the cost of transaction processing, telecommunications, computer equipment and promotional services. This category also includes the residual payments we make to the occupants of the properties where the ATMs that we own or manage are located.

Processing, communication and service costs decreased slightly during the three and nine months ended September 30, 2004 as compared to the same periods in 2003 due to reductions in costs related to outside processing fees, ATM residual costs and fees associated with certain equipment leases. These cost reductions were partially offset by higher customer reimbursed fees. Processing, communication and service costs for the full 2004 fiscal year are expected to be consistent with amounts incurred in 2003.

Employee costs

Expenses in this category represent employee compensation, payroll taxes, medical costs and other related employee costs. Employee costs increased during the three and nine month periods ended September 30, 2004 as compared to the same periods in 2003 due to higher performance-based compensation expenses and increases in our India-based employee headcount. These increases were partially offset by reductions in employee costs related to business improvement initiatives undertaken in 2003. Company-wide headcount increased approximately 600 from the third quarter of 2003 due to acquisition activity and growth in our BPO business. At September 30, 2004, approximately 71% of our employees were located in India. We expect employee costs for 2004 will increase as compared to 2003 as a result of the increased headcount needed to support anticipated business growth and increased accruals related to our performance-based compensation plans.

Depreciation and amortization

These costs represent the depreciation of our facilities and equipment and the amortization of our intangible assets, such as capitalized software costs and acquired contracts. Depreciation and amortization expenses during the three and nine months ended September 30, 2004 increased as compared to the same periods in 2003 due to the additional depreciation and amortization costs related to acquisitions completed in the fourth quarter of 2003 and during the first half of 2004. The increase was partially offset by a reduction in expenses of approximately $0.4 million from the cessation of depreciation and amortization for the month of September 2004 on assets held for sale. We expect depreciation and amortization costs to be higher for the full year 2004 as compared to 2003 due to the acquisitions discussed above and due to an increase in our capital expenditures.

Other operating costs

Expenditures in this category include facilities costs, professional, consulting and temporary services, bad debt write-offs and certain administrative costs. The increase in other operating costs during the third quarter of 2004 as compared to the same quarter in 2003 is due to additional infrastructure security improvement projects. Other operating costs during the nine months ended September 30, 2004 remained consistent with costs during the same period in 2003. We expect other operating costs in 2004 will be higher than they were in 2003 due to legal and other expenses associated with the SEC investigation and outstanding litigation and for costs related to compliance with Section 404 of the Sarbanes-Oxley Act.

Restructuring and asset impairment charges

During the nine months ended September 30, 2004, we incurred approximately $0.8 million of restructuring charges in severance benefits for approximately 35 employees who primarily support our open systems software product line. We continue to seek opportunities to reduce employee costs as part of our ongoing business improvement initiatives.

During the third quarter of 2003, we recorded restructuring charges of $3.6 million for severance benefits related to business process improvement initiatives and reversed $0.9 million of lease related reserves to reflect the subleasing of certain properties for which a restructuring charge was initially recorded in 2002.

Contract loss provision (reversal)

We recorded a $0.5 million provision for contract loss charge for certain long-term software contracts during the nine months ended September 30, 2004. These contracts require significant modification to the underlying software and the revenue associated with the contracts was recognized using the percentage-of-completion method, which relies on estimates of total expected contract costs. Increases in the scope of these projects resulted in unanticipated increases in the expense required to perform the contracts with the result that we now expect to incur losses in the performance of these contracts. The losses recorded are based on our best current estimates of the contracts’ ultimate revenues and expenses. Actual results may differ from our estimates. In the event such differences arise, a revision to the loss reserve would be required.

During the third quarter of 2003, we recorded a $2.3 million benefit related to a reduction in our estimate of future losses on certain government EBT contracts.

Other income (expense) — net

Other income (expense) — net primarily includes interest and investment income, interest and investment expense and foreign currency translation adjustments. Interest earned on cash and cash equivalents was $0.4 million and $1.3 million for the three and nine month periods ended September 30, 2004, respectively, as compared to $0.4 million and $1.6 million for the same periods in 2003, respectively. Other income (expense) — net during the nine months ended September 30, 2004 increased to an income of $24,000 from an expense of $55,000 for the same period in 2003. We recorded other income during the third quarter of 2004 as compared to an other expense during the same quarter in 2003 due to a $1.2 million write down in 2003 of an investment in order to reduce the carrying value of that investment to its estimated fair value.

Provision for income taxes

Our annualized effective tax rate for the three and nine months ended September 30, 2004 was 30.0%. For the three and nine month periods ended September 30, 2003, the annualized effective tax rates were 19.5% and 26.5%, respectively. These rates reflect the benefit of certain permanent deductions taken by us in the third quarter of 2003, some of which related to prior tax years. Our effective tax rate is largely determined by our Indian subsidiary’s proportional share of our projected consolidated income. Our Indian software development and business process outsourcing operations qualify for tax incentives associated with businesses that operate within designated geographic locations in India. These incentives generally provide us with exemptions from Indian income tax on certain business income generated from these operations and phase out through March 2009. We are currently performing an analysis to determine if we are eligible for certain tax credits and other benefits, which may result in possible beneficial adjustments to our tax rate. The amount, timing and likelihood of any such benefits cannot be currently determined.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Information about our financial position as of September 30, 2004 and December 31, 2003 is presented below:

	September 30,	December 31,
(dollars in thousands)	2004	2003	% Change
Cash and cash equivalents	$202,135	$158,106	27.8%
Long-term debt due within one year	2,007	5,586	(64.1)
Long-term debt	3,292	1,667	97.5
Stockholders’ equity	450,380	401,662	12.1
Net working capital	306,719	162,702	88.5

Cash Resources

We expect our cash balance and cash provided from operations in future periods to be sufficient to meet our normal operating commitments and to fund planned capital expenditures and complementary acquisitions. Cash and cash equivalents at September 30, 2004 included cash in ATMs of approximately $5 million and cash in India of approximately $13 million. The funds in India are held in Indian bank accounts denominated in Indian rupees or U.S. dollars. These funds are available for use in our Indian operations and investments. We have no current intention of repatriating these funds to the United States. We would be required to pay taxes on these funds were we to do so.

As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with an ATM, point-of-sale or EBT transaction and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due us are included in cash and cash equivalents on our consolidated balance sheets. As of September 30, 2004, approximately $25 million of settlement payments were due to us and we received these funds in early October 2004. We are required to maintain sufficient cash on hand to fund the daily settlement advances we make against the payments we receive through the settlement process. The typical overnight settlement balance due to us ranges from $25 million to $35 million. We also seek to maintain an additional cash balance of approximately $75 million to ensure that we can advance funds to our processing customers if unusual circumstances prevent us from processing their settlement files in a timely fashion. We are considering an overnight credit facility to fund these potential obligations.

We have vault cash agreements with various financial institutions that provide cash to certain of the ATMs owned or managed by us. Although some portion of this cash may be physically located in the ATMs that we own or manage, these funds are not included in cash and cash equivalents on our consolidated balance sheet because we do not take title to it under the bailee/bailor relationship as established by the agreements. Based upon the daily outstanding balance of funds provided to the ATMs, we generally pay a monthly fee ranging from prime, as defined, plus one half percent up to prime plus 3%. The average monthly rate paid during the nine months ended September 30, 2004 approximated 7%. We indemnify the financial institutions against any loss of the vault cash in the ATMs. Two of the agreements require us to maintain a security deposit equal to 1% of the daily outstanding balance. Our vault cash agreements may be terminated upon notice by either party and have various expiration dates through June 2005. Cash provided at September 30, 2004 and December 31, 2003 pursuant to agreements with third-party vault cash providers was approximately $37 million and $41 million, respectively. We expect to terminate these agreements in connection with the planned sale of our ATM Portfolio.

The following table sets forth our contractual cash obligations as of September 30, 2004 in total and for the time periods specified. Our long-term debt consists of capital lease obligations related to purchased software and equipment.

	Payments Due by Period
		Three-months	Three Years	Three Years
		ended	ended	ended
		December 31,	December 31,	December 31,
(in thousands)	Total	2004	2007	2010	Thereafter
Capital lease obligations	$5,299	$555	$4,000	$744	$—
Operating lease obligations[1]	52,359	4,745	24,613	15,772	7,229
Vendor obligations	49,921	9,526	40,395	—	—

Total	$107,579	$14,826	$69,008	$16,516	$7,229

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $3.2 million due in the future under non-cancelable subleases.

For the purposes of this table, contractual obligations for purchases of services are defined as agreements that are enforceable and legally binding and that specify all significant terms, such as fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase orders for goods and services are not included in this table, because they may represent authorizations to purchase rather than binding agreements. These orders are based upon our current service needs and are generally fulfilled by our vendors within one or two months.

We are party to certain other contracts with third parties whereby the third party provides services to us. These services are operational in nature and our obligations under these contracts vary from period to period based on our utilization of the services. These commitments are not reflected in the table above as the associated amounts are not currently determinable.

Sources and Uses of Cash

The following table sets forth a summary of our cash flow activity for the nine months ended September 30, 2004 and 2003. This table should be read in conjunction with our condensed consolidated statements of cash flows:

	Summary of Cash Flows
	For the Nine Months
	Ended September 30,
(in thousands)	2004	2003
Cash provided by operating activities	$59,598	$57,316
Cash used in investing activities	(27,330)	(5,413)
Cash provided by financing activities	11,761	731

Net increase in cash and cash equivalents	$44,029	$52,634

Our current priorities for use of our cash are:

•	investment in projects intended to increase our product delivery and operational effectiveness, enhance our product suite and the redundancy of our systems;

•	complementary acquisitions; and

•	ensuring we can fund our settlement obligations.

We have no present intention of using our available funds to pay cash dividends or repurchase shares of our common stock.

Operating Activities

Our primary source of liquidity is the profits we generate from our business. Operating cash outflows include payments to vendors for processing and telecommunications services, consulting services and supplies. We also pay salaries and benefits to our employees and income taxes.

Positive cash flows generated from our operating income represents the primary source of cash provided by operating activities during the nine months ended September 30, 2004. The increase in cash flows was partially offset by the payment of performance-based bonuses during the first quarter of 2004 resulting in a cash outflow of approximately $13.9 million. Cash flow from operations was also reduced by an increase in extended accounts receivables associated with our EFT software business.

Investing Activities

Cash used in or provided by our investing activities generally reflects the sale or acquisition of assets. During the first nine months of 2004, we disbursed approximately $6.1 million for our acquisitions of Penley, LCS and Benton Consulting Partners and approximately $20.6 million to purchase fixed assets and develop software.

Financing Activities

We receive funds from the exercise of stock options and the sale of our shares through our employee stock purchase plan. Financing outflows generally include the repayment of debt. During the nine months ended September 30, 2004, we used cash to repay debt of approximately $5.8 million and we received approximately $17.5 million in proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan.

Commercial Commitments

The following table sets forth our future commercial commitments as of September 30, 2004:

	Commitment Expiration by Period*
(in thousands)	Total	2004	2005	2006	2007	2008	Thereafter
Letters of credit and other	$1,706	$793	$899	$14	$—	$—	$—
Guarantees	543	2	140	268	117	16	—
Performance bonds	14,921	1,050	13,701	135	35	—	—

Total commitments	$17,170	$1,845	$14,740	$417	$152	$16	$—

*	Represents commercial commitment expirations during the last quarter of 2004 and the respective years ending December 31, 2005 through 2008 and thereafter.

Prior to our acquisition of Access Cash International, L.L.C. (ACI) in 2001, we had committed to guarantee up to approximately $1.8 million of equipment lease payments for Canadian customers of our ATM management business and as of September 30, 2004, were guaranteeing lease payments amounting to approximately $0.5 million. Through September 30, 2004, we have been required to make payments of $0.3 million pursuant to these guarantees.

We use cash collateral to secure letters of credit we issue in the ordinary course of business. We had $1.2 million in letters of credit outstanding in the United States at September 30, 2004, mostly related to leases. These letters of credit were secured by $1.3 million in cash collateral. In addition, we obtained bank guarantees of $0.5 million related to the performance on a customer contract and certain obligations related to local government requirements in India. These bank guarantees in India are collateralized by $0.5 million of time deposits.

In connection with our government services business, collection and ATM placement activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at September 30, 2004 was $14.9 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. These statements have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, reserves and allowances, income taxes and stock-based compensation. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical accounting policies during the first nine months of 2004. These policies are described in our Annual Report on Form 10-K for the year ended December 31, 2003.

FORWARD-LOOKING STATEMENTS -

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

The Company expects its three core business segments, Electronic Payments, Risk Management and Global Outsourcing, will achieve full year net revenues for 2004 of approximately $425 million to $435 million. Full year 2004 revenues for the ATM Management segment will depend upon the consummation date of the ATM Portfolio sale. This segment had revenues of $103 million during the nine months ended September 30, 2004. The Company does not provide quarterly guidance and has not revised its previous guidance that it expects full year diluted earnings per share to increase 25 to 30 percent in 2004 over the diluted earnings per share of $0.61 reported in 2003. The Company expects to generate operating cash flows in 2004 in line with the level achieved in 2003. Capital expenditures are expected to be approximately $30 million to $35 million for 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates. These exposures may change over time as our business evolves and could have an adverse impact on our financial results. We have not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency or interest rate changes, although we may do so in the future. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. For the three and nine months ended September 30, 2004, approximately 7% and 8% of our net revenues, respectively, and approximately 15% and 16% of our operating expenses, respectively, were denominated in these three currencies.

We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the three and nine months ended September 30, 2004. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, Indian rupee and Canadian dollar would have reduced our reported income before taxes in the three and nine month periods ended September 30, 2004 by approximately $1 million and $4 million, respectively. A 10% change in the exchange rate for the British pound, Indian rupee and Canadian dollar would also have an impact on the foreign net assets reflected in our balance sheet, but we would not expect this change to be material to our total assets.

Changes in interest rates could impact our anticipated interest income on cash equivalents and monthly vault cash fee on our ATM vault cash agreements. A 10% adverse change in interest rates from the interest rates in effect at September 30, 2004 would not, however, have had a material adverse effect on our net income or financial condition for the three or nine month periods ended September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in the internal controls related to financial reporting that have materially affected, or are reasonably likely to materially affect, these controls since September 30, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the discussion of the SEC investigation, the Federal Securities Action, the Shareholder Derivative Actions, and the Florida litigation discussed in Note 12 to the Financial Statements included in this Quarterly Report on Form 10-Q.

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

WE ARE UNABLE TO PREDICT THE RESULTS OF THE INVESTIGATION BY THE SEC AND THE STOCKHOLDERS LITIGATION.

The Company is currently the subject of an investigation by the Securities and Exchange Commission (the SEC) with respect to restatements of its prior period financial statements that occurred in 2002. The Company has been cooperating fully with the SEC staff and intends to continue to do so. The Company may, however, become subject to a fine or other remedies in connection with the investigation and may be required to indemnify certain of its former officers for expenses incurred in connection with the SEC inquiry. The Company has incurred, and may continue to incur, significant legal expenses in connection with this investigation and the findings and outcome of the SEC investigation may affect the course of the Federal Securities Action and the Shareholder Derivative Actions described below.

The Company, its former chief executive and chief financial officers and its current chief financial officer were defendants in a federal securities action (the Federal Securities Action) that was pending in the U.S. District Court for the District of Arizona. The Consolidated Amended Complaint (Complaint) filed in this Action alleged, among other things, that during the period from July 21, 2000 through October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiff and other members of a putative class of shareholders suffered damages as a result. This Complaint was dismissed by order of the Court on July 12, 2004. The plaintiffs appealed this order of dismissal to the Ninth Circuit Court of Appeals on August 11, 2004. At the request of the parties, the Court vacated the original briefing schedule of this appeal. The Court has not established a new briefing schedule.

The Company is a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholder Derivative Actions). The complaints in these actions allege, among other things, that certain of the Company’s current and former directors named in the complaints as defendants breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The complaints also name as a defendant the Company’s former external auditor. These actions were stayed pending the resolution of the motion to dismiss the Federal Securities Action and the parties are now considering the possible settlement of this litigation. The Company cannot, however, predict the outcome of these actions with certainty.

In addition, the Company’s insurance carriers may decline coverage, or the coverage may be insufficient to cover the Company’s expenses and liability, in some or all of the matters described above. At this time, it is not possible to estimate the amount of loss or probable losses, if any, that might result from an adverse resolution of these matters.

OUR BUSINESS MAY BE ADVERSELY AFFECTED IF THE PROPOSED SALE OF OUR ATM PORTFOLIO IS NOT COMPLETED.

Our ATM Management segment currently operates one of the largest networks of off-premise ATMs in North America. For the nine months ended September 30, 2004, this business segment contributed revenues of $103.4 million, or 24% of our total revenues.

On September 20, 2004, we entered into a definitive agreement (the Agreement) to sell our portfolio of ATM machines and ATM management contracts (the ATM Portfolio) to TRM Corporation. The consummation of this transaction is subject to customary closing conditions and is currently expected to occur during the fourth quarter of 2004. Concurrently with the execution of the Agreement, we entered into a Master Services Agreement with the buyer that is to become effective upon the closing of the transactions contemplated by the Agreement. Pursuant to the Master Services Agreement, we will provide processing and other ATM management services to the buyer for an initial contract period of five years.

The negotiation of this transaction and the activities that we are undertaking in order to close it have somewhat diverted the attention of some of the members of the Company’s senior management and employees from the Company’s day-to-day business and there is the potential of employee turnover due to the inevitable uncertainties associated with these types of transactions. Additionally, if the transaction is not completed, we will not realize the benefits we expect from the sale of our ATM Portfolio or the Master Services Agreement with the buyer. A failure to consummate the sale could also depress the expected growth rate of our business in future periods.

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

WE ARE UNABLE TO PREDICT THE RESULTS OF THE PURPORTED CLASS ACTION LAWSUIT FILED IN FLORIDA.

The Company, along with numerous other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs are seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees. The plaintiffs are also asking for injunctive relief to prevent further alleged violations of the Federal Act. On March 11, 2004, the Company joined in a motion to dismiss this case filed by a co-defendant and the Company filed its own further motion to dismiss a portion of this case on June 23, 2004. On June 25, 2004, the Company filed a motion for summary judgment. All these motions are pending before the court. The Company cannot predict whether the plaintiffs in this case will be successful in certifying their complaint as a class action. The Company believes that it has meritorious defenses with regard to the allegations made in this lawsuit and intends to vigorously defend this action. Litigation is, however, by its nature uncertain and an unfavorable resolution of this lawsuit could materially adversely affect our business, results of operation or financial condition.

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

In the electronic payments market, our principal competitors include:

-	third-party debit network processors, including First Data Corporation, VISA Debit Processing Services, Midwest Payment Systems and Fiserv;

-	financial institutions that have developed in-house processing capabilities or services similar to ours, including Wells Fargo, M&I Bank and Fifth Third National Bank;

-	electronic funds transfer software providers, including Transaction System Architects, S2 and Mosaic; and

-	government service (EBT) providers including J.P. Morgan Chase and ACS.

In the risk management market, our principal competitors include:

-	providers of fraud management data and software including Primary Payment Systems (a subsidiary of First Data Corporation), Equifax, Experian, TransUnion and RiskWise (a division of Lexis-Nexis of Reed Elsevier); and

-	retail check verification and electronic check processing providers, including Certegy and Telecheck, a subsidiary of First Data Corporation.

In the ATM management market, our competitors include Cardtronics, First Data Corporation, Genpass, certain ATM equipment manufacturers and numerous independent service organizations (ISOs).

In the global outsourcing market, our competitors include:

-	outsourcing solutions companies, including IBM (which has recently acquired another of our competitors, Daksh eServices), Spectramind/Wipro Ltd, Intelenet Global Services Ltd. and Infosys Technologies.

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

In the market for ATM deployment, processing and management services, the primary basis of competition is industry knowledge and experience, price and service levels. Our ability to sell additional ATM management contracts in this market is dependant on our ability to control our costs while maintaining effective levels of customer service. If we are not successful in these efforts we will not achieve the objectives we have for our ATM management business.

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

OUR SALES OF IT SERVICES HAVE BEEN DECLINING AND OUR LARGEST IT SERVICES CONTRACT HAS BEEN EXTENDED ON LESS FAVORABLE TERMS THAN THE ORIGINAL CONTRACT.

The revenues we received under our largest IT services contract declined approximately 30% during the nine months ended September 30, 2004 as compared to the same period in 2003. Although the original version of this contract contains minimum spending targets of $43 million per year for the software development and maintenance services, this contract was scheduled to expire on March 31, 2005. We have recently entered into an amendment to this agreement that extends its term for an additional year, but there are no minimum spending targets associated with this extension. We expect that the revenues we receive from this relationship will continue to decline.

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

Regulations are currently being considered regarding the application of the Americans with Disabilities Act (“ADA”) to ATM networks. In addition, the network rules that govern the transmission of transactions originating at ATMs will require us and the customers of our ATM management business to upgrade the encryption capabilities of our collective ATM devices by the end of 2006. If we cannot complete the sale of our ATM Portfolio, these regulations and requirements could require us to retire or retrofit portions of the ATM base we own and could motivate some of our customers to elect to retire their ATMs. It is also possible that existing ATM networks will be exempted from any future regulations under the ADA. We are unable at this time to determine whether, and to what extent, any final regulations issued under the ADA or the network rule revisions will impact our business.

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

Our services and products are based on sophisticated software and computing systems and we often encounter delays when developing new products and services. Further, the software underlying our products and services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our products and technologies on platforms used by our customers or in new environments, such as the Internet. These types of issues required us to record a $0.5 million provision for anticipated contract losses in the second quarter of 2004. Defects in our software products, errors or delays in the processing of electronic transactions or other difficulties could result in:

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

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR BUSINESS.

Because we currently sell some of our products and services on a global basis and provide outsourcing services from India, our business is subject to risks associated with doing business internationally. During the first nine months of 2004, we generated approximately 12% of our net sales outside of the United States and we presently anticipate that our international efforts will constitute a higher percentage of our net sales in future periods. Our future results could be harmed by a variety of factors, including:

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

We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the three and nine months ended September 30, 2004. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, Indian rupee and Canadian dollar would have reduced our reported income before taxes in the three and nine month periods ended September 30, 2004 by approximately $1 million and $4 million, respectively.

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

All of our government EBT contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized approximately 10% of our net sales in the first nine months of 2004 pursuant to contracts of this type. If a government contract is so terminated, we are generally entitled only to receive compensation for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines.

Although we continue to pursue new EBT contracts, we cannot predict whether our bids will be successful and, in any event, we expect the revenues we receive from EBT activities to decline during the remainder of 2004 due to scheduled contract expirations. We expect this trend to accelerate during 2005. In addition, if we are not successful in introducing additional EBT-related services, we would anticipate that the revenues from our government services business will continue to decline for the foreseeable future.

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT A CHANGE IN CONTROL.

Provisions of our certificate of incorporation and bylaws and Delaware law may delay or prevent a change in control of our Company that you may consider favorable. These provisions include the following:

-	no cumulative voting by stockholders for directors;

-	a classified board of directors with three-year staggered terms;

-	the ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies;

-	the ability of our board to issue preferred stock, without stockholder approval, with rights and preferences that may be superior to our common stock;

-	the ability of our board to amend our bylaws;

-	a prohibition of stockholder action by written consent;

-	advance notice requirements for stockholder proposals and for nominating candidates to our board;

-	restrictions under Delaware law on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock;

-	a requirement that 66-2/3% of our stockholders and 66-2/3% of our directors approve certain corporate transactions, including mergers and consolidations, sales of assets or amendments to our certificate of incorporation; and

-	we have adopted a stockholder rights plan, which discourages the unauthorized acquisition of 15% or more of our common stock or an unauthorized exchange or tender offer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

Exhibit No.	Description	Method of filing
2.1	Purchase Agreement, made as of September 20, 2004, by and among eFunds Corporation, eFunds (Canada) Corporation, TRM ATM Corporation and TRM Canada Corporation	Filed herewith

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed by the Company with the Securities and Exchange Commission (“the Commission”) on April 4, 2000, Registration No. 333-33992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”), Registration No. 333-33992)	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

10.1	eFunds Corporation 2000 Stock Incentive Plan, as amended as of September 17, 2004	Filed herewith

10.2	eFunds Corporation Deferred Compensation Plan as Amended and Restated Effective January 1, 2004	Filed herewith

31.1	Section 302 Certification by Mr. Paul F. Walsh	Filed herewith

31.2	Section 302 Certification by Mr. Thomas S. Liston	Filed herewith

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. Thomas S. Liston	Filed herewith

*	Incorporated by reference

(b) Reports on Form 8-K

On July 13, 2004, the Company furnished a report on Form 8-K which included, pursuant to Item 5 of that form, an announcement that the Company was meeting with current and potential investors and that the Company was not revising its previously issued revenue and earnings guidance for the current year.

On August 4, 2004, the Company furnished a report on Form 8-K which included, pursuant to Items 7 and 12 of that form, a press release announcing the Company’s second quarter 2004 financial results. This press release included the Company’s condensed consolidated balance sheets at June 30, 2004 and December 31, 2003, its condensed consolidated statements of operations for the three month periods ended June 30, 2004 and June 30, 2003, and the condensed consolidated statements of operations and cash flows for the six month periods ended June 30, 2004 and June 30, 2003.

On September 16, 2004, the Company furnished a report on Form 8-K which announced, pursuant to Item 5.02 of that form, that the Board of Directors had appointed Richard J. Lehmann and William J. Ryan to our Board of Directors. Mr. Lehmann and Mr. Ryan were both elected to the Nominating and Corporate Governance Committee of the Board. Mr. Lehmann was also elected to the Board’s Compensation Committee and Mr. Ryan joined the Audit Committee.

On September 23, 2004, the Company furnished a report on Form 8-K a press release announcing, pursuant to Item 1.01 and 9 of that form, the Company’s entry into a definitive Purchase Agreement to sell certain ATM Management segment assets and interests to TRM Corporation and certain of its subsidiaries (TRM). In connection with the Purchase Agreement, the Company entered into a Master Services Agreement with TRM to provide processing and management services to TRM for a period of five years. This Services Agreement will become effective upon the closing of the transactions contemplated by the Purchase Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFunds Corporation
(Registrant)

Date: November 5, 2004	/s/ Paul F. Walsh

Paul F. Walsh
Chief Executive Officer and Chairman

Date: November 5, 2004	/s/ Thomas S. Liston

Thomas S. Liston
Chief Financial Officer

Index to Exhibits

Exhibit No.	Description	Page Number
2.1	Purchase Agreement, made as of September 20, 2004, by and among eFunds Corporation, eFunds (Canada) Corporation, TRM ATM Corporation and TRM Canada Corporation

10.1	eFunds Corporation 2000 Stock Incentive Plan, as amended as of September 17, 2004

10.2	eFunds Corporation Deferred Compensation Plan as Amended and Restated Effective January 1, 2004

31.1	Section 302 Certification by Mr. Paul F. Walsh

31.2	Section 302 Certification by Mr. Thomas S. Liston

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. Thomas S. Liston