Form 10-K
period 2004-12-31
EFUNDS CORP
filed 2005-03-16
CIK 1109190

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number 1-31951.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Act). ☑ Yes ☐ No

The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $840.0 million. Affiliates of the Company beneficially owned, in aggregate, approximately 1.2 percent of such shares. There were 49,420,658 shares of voting common stock with a par value of $0.01 outstanding at February 28, 2005.

Documents Incorporated by Reference

A portion of the Proxy Statement for the Annual Meeting of Stockholders of eFunds Corporation to be held May 19, 2005 is incorporated by reference into Part III of this report.

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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEMS 10, 11, 12, 13 AND 14. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.20
EX-10.24
EX-21.1
EX-23.1
EX-23.2
EX-23.3
EX-24.1
EX-31.1
EX-31.2
EX-32.1
EX-99.1

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

Our goal is to enable trusted commerce by delivering risk management, payment and outsourcing solutions that strengthen our customers’ overall profitability through increased revenue, reduced costs and improved operating efficiency and technology performance.

We have historically delivered products and services through the four segments described below and combinations of the products and services offered by these businesses. Our most profitable business segments have been Electronic Payments, Risk Management and Global Outsourcing. As part of our strategy to focus on our higher growth and high-margin businesses we sold our automated teller machine (ATM) portfolio and concurrently entered into a five-year management services agreement with the buyer in November 2004. We are providing the buyer with certain ATM management and processing services under this managed services agreement.

Our principal executive offices are located at Gainey Center II, 8501 N. Scottsdale Road, Suite 300, Scottsdale, Arizona 85253 and our telephone number is 480-629-7700. Our Internet address is www.efunds.com. The information contained on our web site is not a part of this document.

OUR BUSINESS

Our principal focus is on issuers of transaction accounts, such as financial institutions, financial services companies, electronic funds networks, retailers, government agencies, telecommunications companies and other businesses. Our strategy is to offer products and services that are directed at enhancing the ability of our customers to manage the entire span of the transaction account lifecycle, from customer acquisition and screening, to account transaction processing and authorization through account closure and collections. During the historical periods presented herein, our four principal business lines were:

–	Electronic Payments

–	Risk Management

–	Global Outsourcing

–	ATM Management

Following the sale of our ATM portfolio in November 2004, we stopped treating our ATM support operations as a separate segment. Our ATM management and processing activities have now been integrated into our Global Outsourcing and Electronic Payments segments.

The business model of each of our segments is summarized below.

Electronic Payments

Our Electronic Payments segment derives its revenue from processing electronic debit transactions including electronic funds transfers (EFT), automated clearinghouse (ACH) and other payment processing services. This segment also generates revenues from providing electronic benefit transfer (EBT) services to government agencies and through the licensing, maintenance and support of our EFT software. This segment had net revenues of $204 million in 2004, which represented approximately 37% of our total net revenues in that year.

We process transactions for national and regional ATM networks and financial institutions. We also provide transaction processing for retail point-of-sale terminals that accept payments from debit cards and paper checks that have been converted into electronic transactions. Transaction processing involves electronically transferring money from a person’s checking or savings account according to his or her instructions. For example, when a cardholder inserts his or her debit card into an ATM machine and enters his or her PIN and the type and amount of the transaction, the device contacts our systems and transmits the request. We identify the institution that issued the card and work through the necessary validation and authorization routines, such as ensuring that the cardholder has entered the correct PIN, that the transaction is within the cardholder’s limits on withdrawals and that there are sufficient funds in the cardholder’s account. If all the routines are executed successfully, we signal the ATM or point-of-sale device to complete the transaction.

To carry out the tasks required, each ATM or point-of-sale device is typically connected to several computer networks. These networks include private networks that connect the devices of a single owner and national shared networks that provide access to devices owned by numerous device owners. Each shared network has numerous financial institution members. For example, we provide network switching services for the CO-OP Network and processing services for 1,800 of its member credit unions. As part of our transaction processing services, we, and other gateway service providers like us, provide cardholders with access across these multiple networks.

We process virtually all types of debit-based transactions for our financial institution customers, including cash withdrawals, cash deposits, balance inquiries, purchases, purchases with cash back and purchase returns. In addition, we authorize cash advances and purchases initiated with credit cards at ATM or point-of-sale locations. We also provide 24 hour a day, 7 day a week monitoring of ATMs for system irregularities. Our processing systems are designed to operate continuously and in 2004 our systems were available over 99.9% of the time. We are seeking to extend our processing business by expanding our processing products to include stored value cards and more comprehensive ACH solutions. We are also actively pursuing international processing opportunities.

Our government services business was started in response to federal mandates that require state and local governmental agencies to convert to electronic payment methods for the distribution of benefits under entitlement programs, primarily food stamps and Transitional Aid to Needy Families (formerly Aid to Families with Dependant Children). Our EBT processing system manages, supports and controls the electronic payment and distribution of cash benefits to program participants through ATMs and point-of-sale networks. Our services reduce operating costs and fraud for the government agency administering the benefits program, eliminate the food stamp stigma for recipients through the use of a plastic ATM-like card and make benefits more readily available to recipients at retail point-of-sale terminals and ATMs. Through this business, we drive or operate approximately 48,000 dedicated electronic benefits transfer terminals and approximately 9,000 retail terminals.

We were providing services for 26 state and local governments at the end of 2004. All of our government services contracts relate to government entitlement programs. Our government contracts are for scheduled service periods of five to seven years, although all of these contracts are terminable by the contracting governmental entity at any time. The contracts are typically based on a fixed price per recipient, variable volume models. In some jurisdictions, we serve as a subcontractor.

We have previously recorded loss contract reserves for some of our long-term government services contracts. We have not recorded a provision for contract losses related to our long-term government services contracts since 2001. During 2003, 2002 and 2001, we recorded net reductions to our previous estimates for the expected future losses on our government services contracts of $3.7 million, $2.0 million and $2.5 million, respectively. Deluxe has agreed to indemnify us under certain circumstances if we are required to increase our loss contract reserve for government services contracts that were in a loss position at the time of our IPO. We have not asserted any claims for indemnification to date and have no present expectation of doing so.

We license our electronic funds transfer software, the same software that drives our processing business, to in-house processors, national and regional networks, financial institutions and retailers in foreign countries and in the United States. Our electronic funds transfer software runs on proprietary and open system computing platforms. We also provide related software maintenance and support services.

Risk Management

Our Risk Management segment provides risk management based data and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check at a point-of-sale device, physical branch location or through the Internet. This segment had net revenues of $140 million in 2004, which represented approximately 25% of our total net revenues for that year. This segment offers products and services that help:

–	determine the likelihood and manage the investigation and risk of account fraud and identity manipulation; and

–	assess the overall risks involved in opening new accounts or accepting payment transactions.

These products and services are based on or enhanced by our DebitBureau® database. DebitBureau contains over three billion records and includes data from our ChexSystems(SM) and SCAN(SM), or Shared Check Authorization Network, databases as well as from other sources. We use the data in DebitBureau to screen for potentially incorrect, inconsistent or fraudulent social security numbers, home addresses, telephone numbers, driver license information and other indicators of possible identity manipulation. Using our data, we can perform various tests to validate a consumer’s identity and assess and rank the risk of fraud associated with opening an account for or accepting a payment from that consumer.

Our ChexSystems business is a provider of new account applicant verification services for financial institutions. ChexSystems provides access to more than 19 million closed-for-cause accounts. An account is considered closed-for-cause when, for example, a consumer refuses to pay the account fee and the bank closes the account. ChexSystems helps financial institutions assess the risks involved in opening an account for a new customer by supporting real-time inquiries to our database of consumer debit account performance. The ChexSystems service is used by more than 8,500 financial institutions. Financial institutions may access the service through a variety of online options including the Internet or by telephone. Service fees for our new account verification services are based on the number of inquiries a financial institution makes each month.

ChexSystems also offers DebitReport, a service pursuant to which our DebitBureau data is made available to credit grantors and telecommunications providers, directly and through credit bureaus or other data providers, to supplement their credit decisioning processes and for use in making pre-approved offers of credit.

Our SCAN product helps retailers reduce the risk of write-offs for dishonored checks due to insufficient funds and other forms of account fraud. When a check is presented at the point-of-sale, SCAN members run the check through a scanner. The information on the check is then compared to the SCAN database and information (such as whether there have been previous payment problems with the check writer or his or her account) from the database is provided to the merchant so that they can decide whether they wish to accept the check. As of December 31, 2004, SCAN served 12 of the 20 largest retailers in the United States based on recent market data. More than 68,000 retail locations reported returned check activity to the SCAN network as of December 31, 2004. Our larger retail customers host our SCAN database on their own computers. Others access the database through our SCAN Online product. Merchants pay a monthly service fee for SCAN based on their net monthly check sales, if they host the SCAN file themselves, or by the number of inquiries submitted, if they use SCAN Online. Additional fees apply for inquiries by the retailers or consumers to our call centers.

We recently acquired ClearCommerce Corporation, a provider of fraud prevention and payment processing solutions, to expand the product suite of our risk management division.

Global Outsourcing

Our Global Outsourcing segment provides business process and information technology (IT) outsourcing services. Net revenues in this segment were $87 million in 2004, which represented 16% of our total net revenues for that year.

We provide a variety of customer account management services to the financial services, retail, telecommunications and government sectors through our U.S. and India based delivery centers. Our services include business process outsourcing (BPO) services such as account acquisition assistance, credit card and brokerage support, call centers, loan processing, data entry, collections, customer support and ATM management services as well as IT development, systems integration and systems maintenance. We build long-term continuing relationships with our clients, allowing them to significantly reduce the costs and improve the quality and efficiency of their business processes.

As of December 31, 2004, we had over 3,600 associates directly assigned to our outsourcing business, approximately 95% of which worked out of our India locations. Our global outsourcing business also supports our other lines of business by processing back office transactions and providing call center support for the users of the products and services supplied by those businesses.

Historically, our former parent company has been the largest customer for our global outsourcing offerings. We signed a five-year software development and business process outsourcing agreement with Deluxe in 2000. If Deluxe failed to spend a minimum of $43 million for software development services under this agreement in any year, it was obligated to make payments to us based on a schedule in the contract that is reflective of our estimates of our lost profits. For the year ended December 31, 2004, Deluxe’s spending attributable to the software development component of this agreement was below this minimum threshold and so shortfall fees were accrued. This agreement also calls for us to provide business process outsourcing services, including accounts receivable, accounts payable and other general accounting and data entry services to Deluxe. The provision of services by us under the software development and business process outsourcing agreement is non-exclusive, and Deluxe may contract with any third party for the provision of professional services. Our contract with Deluxe was originally scheduled to expire in March 2005, but it has been extended for an additional year. There are no minimum spending targets or shortfall fees associated with this extension period.

ATM Management

Our ATM Management segment sold ATM equipment and provided ATM deployment, management and branding services to retailers and financial institutions. Our net revenues in this segment were $121 million, which represented approximately 22% of our total net revenues, in 2004. As an independent provider of ATMs, we placed ATMs with financial institutions, convenience, grocery, general merchandise and drug stores, as well as gas stations, located throughout the United States and Canada. We collected both ATM surcharge fees from consumers using ATMs deployed by us and interchange fees from their banks. We also derived revenue from ATM equipment sales and maintenance services. We sold our ATM portfolio in November 2004, and we ceased to consider our ongoing ATM management activities as a separate segment after the consummation of this sale.

Sales and Marketing

We market our products and services through a direct sales force and indirect sales channels, such as distributors, resellers and targeted alliances. We organize our direct sales force along our three remaining business segments.

Our direct sales personnel generally operate out of their homes or on our customers’ premises. We also have some direct sales personnel who work out of our offices in Milwaukee, Wisconsin; Woodbury, Minnesota; Weston, Florida and Scottsdale, Arizona. Our international sales offices are located in Sydney and Melbourne, Australia; Mumbai, India; Daresbury and Watford, England; and North York and Toronto, Canada. We build awareness of our products and services and the eFunds corporate name through targeted advertising, public relations, participating in trade shows and conferences and providing product information through our web site.

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

Our products are configured to run on operating systems common in our industries. Our EFT software products are interoperable with a wide range of terminal types and computer networks and support a variety of communications protocols, such as TCP/IP as well as other protocols.

We operate two highly secure data centers in New Berlin, Wisconsin and Phoenix, Arizona with fault tolerant transaction processing capabilities. Our data centers have been engineered to ensure minimal exposure to system failures and unauthorized access. Each of our data centers contains multiple separate computer rooms to provide containment and isolation. Physical security is maintained through restricted card key access and closed circuit T.V. cameras. We use redundant uninterruptible power supplies with battery backup and redundant generators to ensure continuous flow of power to each data center in the event of any component failure or power outage. The facilities have dual-entrance, fiber optic SONET service for telecom redundancy. We have been devoting and plan to continue to devote significant efforts to enhancing the interoperability of our data centers.

Competition

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

In the electronic payments market, our principal competitors include:

–	third-party debit network processors, including First Data Corporation, VISA Debit Processing Services, Fifth Third Processing Solutions, Metavante Corporation and Fiserv;

–	financial institutions that have developed in house processing capabilities or services similar to ours, including Bank of America, M&I Bank and Fifth Third National Bank;

–	electronic funds transfer software providers, including Transaction System Architects, S2 and S1; and

–	government service (EBT) providers including J.P. Morgan Chase and ACS.

In the risk management market, our principal competitors include:

–	providers of fraud management data and software including Primary Payment Systems (a subsidiary of First Data Corporation), Equifax, Experian, TransUnion and RiskWise (a division of Lexis-Nexis of Reed Elsevier); and

–	retail check verification and electronic check processing providers, including Certegy and Telecheck, a subsidiary of First Data Corporation.

In the global outsourcing market, our competitors include Spectramind/Wipro Ltd, Intelenet Global Services Ltd., Progeon Ltd. (an Infosys Technologies company), WNS Global Services, Daksh eServices (a subsidiary of IBM) and numerous other business process and IT outsourcing service providers.

The principal factors on which we compete in the electronic payments industry are price and service levels and the features and functionality associated with our EFT software and processing services. Competition for our risk management products is based primarily on the quantity and quality of the data available to us for this purpose and, to a somewhat lesser degree, price. Our business process outsourcing service offerings compete primarily on the basis of the quality of our service levels, price and the expertise we have with the process being outsourced to us.

We believe that we have competed effectively to date. In order to compete effectively in the future we will be required to effectively manage our costs, respond promptly and effectively to changes in the marketplace as well as innovations by our competitors and efficiently introduce new products, services and combinations of our new and existing products and services that are reflective of the current needs of our customers.

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

Employees

We had approximately 5,500 full and part-time employees as of February 1, 2005. We have a number of employee benefit plans, including a 401(k) plan, stock option and stock purchase plans, profit sharing plans and medical and hospitalization plans. We have never experienced a work stoppage or strike and consider our employee relations to be good.

Financial Information About Industry Segment; Financial Information About Domestic Operations and Export Sales

Information about these matters appears in “Note 12 — BUSINESS SEGMENT INFORMATION” to the financial statements included in Part II of this Annual Report on Form 10-K.

Executive Officers

The executive officers of our Company are elected by the Board of Directors each year. The term of office of each executive officer will expire at the annual meeting of the Board of Directors that will be held after the regular shareholders meeting on May 19, 2005. The principal occupation of each executive officer is with the Company and their positions are as follows:

			EXECUTIVE OFFICER
NAME	POSITION	AGE	SINCE
Paul F. Walsh	Chairman of the Board and Chief Executive Officer	55	2002

Thomas S. Liston	Chief Financial Officer	66	2002

Tommy L. Andrews	Senior Vice President, Corporate Development	54	2003

John B. (Jack) Benton	Senior Vice President, Solutions Group	62	2004

Steven F. Coleman	Senior Vice President, General Counsel and Secretary	46	2000

Kathleen Flanagan	Senior Vice President, Global Services	45	2002

Rahul Gupta	Senior Vice President, Payment Account Solutions (Risk and Electronic Payments)	45	2003

Michele J. Langstaff	Senior Vice President, Human Resources and Administration	50	2003

Clyde L. Thomas	Chief Information Officer, Senior Vice President, Technology	52	2002

Paul F. Walsh has served as Chairman of our Board of Directors and our Chief Executive Officer since September 2002. Between March 2000 and September 2002, Mr. Walsh was chairman and chief executive officer of Clareon Corporation (Clareon), an electronic payments provider. Mr. Walsh served as chairman and chief executive officer of MaineStay Holdings L.L.C., a private equity investment firm, from September 1998 until January 1999, when MaineStay formed iDeal Partners (iDeal Partners), an equity investment partnership between MaineStay, Berkshire Partners and BancBoston Capital. Mr. Walsh served as chairman and chief executive officer of iDeal Partners until he joined Clareon. Prior to these positions, Mr. Walsh held executive positions with Wright Express Corporation (Wright Express), an information and financial services company, and BancOne, a financial services company.

Thomas S. Liston has served as our Chief Financial Officer since July 2002. Between February and June 2001 and from December 2001 until he joined our Company, Mr. Liston served as interim chief financial officer of PETsMART, Inc., a retail chain of pet supply stores. From 1997 to 1998, Mr. Liston served as vice president and chief financial officer of Little Switzerland, a specialty jewelry and gift retail company. Prior to this position, Mr. Liston held a variety of executive finance positions, primarily in the retail industry. Mr. Liston will be retiring from his position as our Chief Financial Officer on March 31, 2005. George W. Gresham, age 38, who has served as our Vice President, Finance since January 2004 and served as our Corporate Controller from April 2002 to January 2004, will serve as the successor to Mr. Liston.

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

John B. (Jack) Benton served as our Senior Vice President, International from February 2004 until January 2005, when he became our Senior Vice President, Solutions Group. In this role, Mr. Benton manages our key enterprise accounts and strategic relationships and will oversee the development of our consulting activities. From 1978 until joining our Company, Mr. Benton directed Benton International, Inc. and Benton Consulting Partners, consulting firms in the electronic payments industry. Mr. Benton has spent more than 30 years as an executive active within the EFT industry.

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

Kathleen Flanagan served as Senior Vice President, Division Executive-Global Outsourcing from December 2002 until January 2005, when she became our Senior Vice President, Global Services. In her current role, Ms. Flanagan is responsible for managing our outsourcing, ATM management and international operations. From March 2000 until December 2002, Ms. Flanagan served as the chief operations officer for Clareon, and she was employed as senior vice president of client operations for Wright Express from February 1996 until November 1999. Ms. Flanagan has also held senior positions at Portland Glass and Melville Corporation.

Rahul Gupta served as Senior Vice President, Division Executive-Risk Management from January 2003 until November 2004, when he also assumed responsibility for our Electronic Payments business. From October to November 2000 and from January to August 2002, Mr. Gupta served as vice president, network/ASP services of i2 Technologies, Inc. (i2), a provider of supply chain management software. From December 2000 to December 2001, Mr. Gupta served as chief executive officer of Financial Settlement Matrix, a joint venture between i2 and several financial institutions that provided business-to-business payment services. Prior to this position, Mr. Gupta served as the president and chief operating officer for Summitt Marketing Group, a database, promotions and targeted marketing service company from January 1998 until September 2000. Mr. Gupta’s previous experience includes senior management positions at Fidelity Investments and PriceWaterhouse Consulting.

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

Agreements with Deluxe

In connection with the IPO and the Spin Off, we and Deluxe entered into various agreements that addressed the allocation of assets and liabilities between us and that defined our relationship after the separation. The agreements related to matters such as consummation of the IPO and the distribution of our stock by Deluxe, registration rights for Deluxe, intercompany loans, information technology consulting, business process outsourcing services, indemnification, data sharing, real estate matters, tax sharing and transition services. For transition services, we and Deluxe compensated each other for providing services. The transition period varied depending on the agreement, but most transition services terminated following the Spin Off.

The following is a summary description of the remaining relevant agreements between our Company and Deluxe. This description, which summarizes the material terms of the agreements, is not complete. Interested parties should read the full text of the agreements, which have been filed with the Securities and Exchange Commission.

Tax Sharing Agreement

In general, we were included in Deluxe’s consolidated group for federal income tax purposes for the year 2000 and prior periods. Each member of a consolidated group is jointly and severally liable for the federal income tax liability of each other member of the group. We entered into a tax sharing agreement with Deluxe which allocates tax liabilities between us and Deluxe during the periods in which we were included in Deluxe’s consolidated group. We could, however, be liable in the event that any federal tax liability is incurred, but not discharged, by other members of Deluxe’s consolidated group.

We and Deluxe made payments to each other such that the amount of taxes to be paid by us would generally be determined as though we had filed separate federal, state and local income tax returns. We are responsible for our share of any taxes with respect to tax returns that include us and our subsidiaries. In determining the amount of our sharing payments, Deluxe prepared for us pro forma returns with respect to federal and applicable state and local income taxes for periods prior to 2001. We reconcile whether we owe Deluxe or Deluxe owes us money in respect of tax liabilities on a rolling basis under this agreement as these returns are filed and audits completed.

Deluxe continues to have all the rights as our parent for purposes of federal, state and local tax law and will be the sole and exclusive agent for us in any and all matters relating to our income, franchise and similar tax liabilities during the periods prior to the Spin Off and Deluxe will have sole and exclusive responsibility for the preparation and filing of any related consolidated federal and consolidated or combined or unitary state income tax returns or amended returns. For periods prior to the Spin Off, Deluxe retains the power, in its sole discretion, to contest, compromise or settle any asserted tax adjustment or deficiency and to file, litigate or compromise any claim for a refund on our behalf.

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

Our current network access agreement with Deluxe is scheduled to expire at the end of 2005. Under this agreement, we pay Deluxe a per transaction fee for each electronic submission sent through its network by customers of ChexSystems. The per transaction fee varies depending on the number of transactions submitted during any given month, subject to a minimum monthly fee of $183,333 per month during 2002, $175,000 per month during 2003, $158,333 per month during 2004 and $150,000 per month during 2005. We also pay Deluxe an hourly rate for development and electronic delivery support and a fee of $4,000 per month for standard data contribution transmissions. We are seeking to negotiate an extension of this agreement but we are unable to predict whether this contract will be extended past its currently scheduled expiration date.

ITEM 2. PROPERTIES

The following table sets forth a description of our principal facilities:

	Approximate	Owned or Lease
Location	Square Feet	Expiration Date	Function
Scottsdale, Arizona	57,500	February 2012	Corporate Headquarters
Phoenix, Arizona*	94,400	Owned	Data center
New Berlin, Wisconsin	82,600	Owned	Data center
Milwaukee, Wisconsin	82,500	November 2013	Software development center
Woodbury, Minnesota	105,300	September 2012	Customer contact center, DebitBureau, IT consulting and ATM management services
Austin, Texas	19,100	December 2007	Retail solutions
Chennai, India	18,600	January/June 2008	Software development center
Chennai, India	48,600	September 2008	Software development center
Mumbai, India	52,500	July 2007	Outsourcing services
Mumbai, India	32,600	July 2006	Outsourcing services
Mumbai, India	49,300	July 2006	Outsourcing services
Gurgaon, India	62,200	Various January 2006 - October 2007	Outsourcing and ATM management services
Toronto, Canada	27,200	October 2008	Software development center
Bothell, Washington	24,700	August 2006	Vacant

*	Approximately 42,100 square feet of this facility is leased to a third party.

We believe that additional space will be available at a reasonable cost to meet our expected needs.

ITEM 3. LEGAL PROCEEDINGS

The Company was previously the subject of an investigation by the Securities and Exchange Commission (SEC) with respect to restatements of its prior period financial statements that occurred in 2002. The Company settled this investigation in November 2004 without admitting or denying the SEC’s findings in respect of these restatements by agreeing to cease and desist from any future violations of the Securities laws.

The Company, its former chief executive and chief financial officers and its current chief financial officer were defendants in a federal securities action (the Federal Securities Action) that was pending in the U.S. District Court for the District of Arizona. The Consolidated Amended Complaint (Complaint) filed in this Action alleged, among other things, that during the period from July 21, 2000 through October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiff and other members of a putative class of shareholders suffered damages as a result. This Complaint was dismissed by order of the Court on July 12, 2004. The plaintiffs appealed this order of dismissal to the Ninth Circuit Court of Appeals on August 11, 2004. At the request of the parties, the Court vacated the original briefing schedule of this appeal and the Court has not established a new briefing schedule. The plaintiffs and the defendants in this action have reached a tentative settlement of this matter under which the defendants would pay the class $2.55 million. The tentative settlement is subject to initial documentation confirmatory discovery, final documentation and approval by the Court. Assuming that this settlement is ultimately consummated by the parties and approved by the Court, the Company expects that its insurance will cover the entire settlement amount.

The Company is a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholder Derivative Actions). The complaints in these actions allege, among other things, that certain of the Company’s current and former directors named in the complaints as defendants breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The complaints also name as a defendant the Company’s former external auditor. These actions were stayed pending the resolution of the motion to dismiss the Federal Securities Action that is discussed above. The parties have agreed in principle to a settlement of this litigation whereby the defendants will pay up to $150,000 of the plaintiffs’ attorney fees. The tentative settlement is subject to confirmatory discover, documentation and approval by the Court. Assuming that this settlement is ultimately consummated by the parties and approved by the Court, the Company expects that its insurance will cover the entire settlement amount.

The Company, along with numerous other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs are seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees. The plaintiffs are also asking for injunctive relief to prevent further alleged violations of the Federal Act. In March 2004, the Company joined in a motion to dismiss this case filed by a co-defendant and the Company filed its own further motion to dismiss a portion of this case and a motion for summary judgment in June 2004. All of these motions are pending before the Court. The Court has stayed all further proceedings in this case pending the decision by the Eleventh Circuit of Appeals in Kehoe v. Fidelity Federal Bank & Trust. The Company cannot predict whether the plaintiffs in this case will be successful in certifying their complaint as a class action. The Company believes that it has meritorious defenses with regard to the allegations made in this lawsuit and intends to vigorously defend this action.

The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Through December 31, 2003, the shares of our Company were listed on the Nasdaq National Market under the symbol “EFDS.” Effective January 2, 2004, the shares of our Company were listed on the New York Stock Exchange under the symbol “EFD.” The following table sets forth the high and low prices of our common stock, as reported by the New York Stock Exchange and Nasdaq National Market, for the calendar quarters indicated and the last sales price of our shares at the close of each such quarter.

2004	High	Low	Close
First Quarter	$18.75	$15.11	$16.40
Second Quarter	$17.78	$15.09	$17.50
Third Quarter	$18.85	$14.35	$18.59
Fourth Quarter	$24.40	$18.29	$24.01

2003	High	Low	Close
First Quarter	$9.46	$5.65	$6.87
Second Quarter	$13.42	$6.87	$11.55
Third Quarter	$13.45	$11.03	$12.37
Fourth Quarter	$17.95	$12.30	$17.35

As of February 24, 2005, the closing price of our shares was $22.44 and we had 8,971 record holders of our common stock.

Dividend Policy

We have never paid a dividend on our common stock and do not presently anticipate doing so.

Stock Repurchase Plan

We have announced our intention to repurchase up to $100 million of our common stock by making purchases in the open market, through negotiated arrangements and as block transactions in accordance with the applicable laws at prices not to exceed $25 per share.

Annual Meeting

The annual meeting of our stockholders will be held at 11:30 a.m. EST time, on May 19, 2005, at The Charles Hotel, One Bennett Street, Cambridge, Massachusetts, 02138.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The selected statement of income data shown below for each of the years in the five-year period ended December 31, 2004 and the selected balance sheet data for each of the five years ended December 31, 2004, are derived from our audited consolidated financial statements.

	Year Ended December 31,
(in millions, except net income per share data)	2004	2003	2002	2001	2000 (1)
Statement of Income Data:
Net revenue	$552.1	$532.1	$543.1	$537.2	$439.3
Operating expenses	493.6	493.3	507.7	486.3	430.9

Income from operations (2)	58.5	38.7	35.4	50.8	8.4
Other (expense) income – net	(0.2)	1.2	0.7	0.2	(1.6)

Income before income taxes (2)	58.3	39.9	36.2	51.0	6.8
Provision for income taxes	(17.5)	(11.0)	(11.6)	(17.7)	(3.3)

Net income	$40.8	$28.9	$24.6	$33.3	$3.5

Net income per share – basic	$0.85	$0.62	$0.53	$0.72	$0.08

Net income per share - diluted	$0.83	$0.61	$0.53	$0.70	$0.08

Shares used in computing:
Net income per share – basic	48.2	46.9	46.6	46.0	42.8
Net income per share - diluted	49.4	47.2	46.7	47.4	42.9

(1)	Prior to 2000, purchase and sale transactions between us and Deluxe were executed at either current market pricing or agreed-upon transfer prices and Deluxe allocated expenses to us for the cost of corporate services provided. These common costs to us and Deluxe were allocated because specific identification of the actual costs incurred was not practicable. We and Deluxe believed that this allocation method was reasonable. During 2000, certain of the costs for these support functions were incurred directly by us. The remaining corporate services provided by Deluxe were allocated to us based on estimates of the costs that would have been incurred by us if we were a stand-alone, independent company. The allocation of costs to us by Deluxe ceased at the Spin-Off in December 2000.

(2)	Amounts may not sum due to rounding.

	December 31,
(in millions)	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$274.5	$104.5	$119.5	$101.9	$78.7
Short-term investments	88.1	53.7	—	—	—
Working capital	343.2	162.7	149.8	118.6	70.9
Total assets	643.0	512.3	459.4	442.9	389.1
Long-term debt, excluding current portion	3.6	1.7	1.3	2.5	2.2
Stockholders’ equity	474.2	401.7	363.5	334.3	286.2

Non-GAAP Financial Measures – Return on Invested Capital

Return on invested capital (ROIC) is a performance measure that we use to evaluate whether our shareholders are receiving an attractive return on their investment in our Company. Among other things, we consider ROIC when we are evaluating whether to purchase a capital asset, acquire a business, invest resources in a project or enter into customer and vendor arrangements.

The numerator in our calculation of ROIC uses net operating profit based on Accounting Principles Generally Accepted in the United States (GAAP) adjusted for certain non-GAAP items (net operating profit after tax, or NOPAT). The denominator in our calculation of ROIC uses our average total assets for the trailing four quarters based on GAAP adjusted for certain non-GAAP items (invested capital). We believe including certain non-GAAP adjustments in the NOPAT and invested capital component of the calculation ensures that the ROIC measure reflects return on capital without considering whether our business is financed with debt or equity. Our calculation of ROIC may not be comparable to similarly titled measures reported by other companies and the calculation may include amounts that may or may not be calculated from GAAP amounts presented in the financial statements.

ROIC should be considered in addition to, but not as a substitute for or superior to, the published financial measures we present and prepare in accordance with GAAP. We would consider return on assets (ROA) to be the most directly comparable GAAP financial measure to our calculation of ROIC. Presented below is our calculation of ROIC as well as a reconciliation of ROIC to a comparable ROA measure.

	ROIC		ROA
	Year Ended December 31,		Year Ended December 31,
(amounts in millions)	2004	2003	2004	2003
Numerator
Adjustments to reconcile net income to NOPAT:
Income from operations	$58.5	$38.7	$58.5	$38.7
Other (expense) income - net	—	—	(0.2)	1.2
Add: Implied interest on future obligations[1]	5.0	4.1	—	—

	63.5	42.8	58.3	39.9
Provision for income taxes[2]	(19.1)	(11.8)	(17.5)	(11.0)

	$44.4	$31.0	$40.8	$28.9

Denominator
Average total assets[3]	$564.4	$486.3	$564.4	$486.3
Less average cash, cash equivalents and short-term investments[3]	(225.7)	(156.0)	—	—
Less average current liabilities excluding debt[4]	(95.7)	(83.3)	—	—
Plus average cash deployed in the business[5]	46.8	39.3	—	—
Plus average net present value of future obligations[1]	110.3	101.5	—	—

	$400.1	$387.8	$564.4	$486.3

Return on invested capital	11.1%	8.0%	7.2%	5.9%

[1]	Implied interest on future obligations represents the assumed implicit interest charge on the average present value of the future obligations using the Company’s assumed implicit interest rate (approximately 5% and 4% for 2004 and 2003, respectively). The average present value of future obligations represents the average for the trailing four quarters of the present value of total operating lease and vendor obligations discounted at the Company’s assumed implicit interest rate.

[2]	The tax rates used for this calculation are equal to our annualized effective tax rates for the periods shown of 30.0% for 2004 and 27.5% for 2003.

[3]	Average total assets, cash, cash equivalents and short-term investments is the average of the amounts shown in the Company’s financial statements at the end of the four quarters preceding the date of the calculation.

[4]	Average current liabilities excluding debt is the average of the current liabilities recorded on the Company’s balance sheet (excluding the current portion of long-term debt) at the end of the four quarters preceding the date of the calculation.

[5]	Average cash deployed in the business is calculated as the average balance at the end of the four fiscal quarters preceding the date of the calculation of the total amount of cash we had in ATMs and India plus the cash we had advanced to support the settlement obligations of our processing customers.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Discussion and Analysis of Financial Condition and Results of Operations (MD&A) begins with an executive overview of our business. This overview includes a description of our business goals, the business models for our segments, key events of 2004 and certain trends, risks and challenges. We then discuss our results of operations for 2004 and 2003 compared to 2003 and 2002, respectively. This is followed by a discussion of our liquidity and capital resources, including cash resources, sources and uses of cash and commercial commitments. We conclude with a discussion of Critical Accounting Policies and Estimates that we believe are important to an understanding of our reported financial results and our business outlook for 2005.

You should read the MD&A together with “Selected Financial Data” and our consolidated financial statements and the notes to those financial statements included in this Annual Report. In addition to historical and pro forma information, the MD&A contains forward-looking information that involves risks and uncertainties. Our actual future results could differ materially from those presently anticipated due to a variety of factors, including those discussed in Exhibit 99.1 to this Annual Report on Form 10-K. The forward-looking statements included in this discussion do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that may be completed after the date of this Annual Report.

EXECUTIVE OVERVIEW

Our Business

Our goal is to enable a better way for trusted commerce by delivering risk management, payment and outsourcing solutions that strengthen our customers’ overall profitability through increased revenue, reduced costs and improved operating efficiency and technology performance. Our principal focus is on issuers of transaction accounts, such as financial institutions, financial services companies, electronic funds networks, retailers, government agencies, telecommunications companies and other businesses. In evaluating our financial condition and operating results, our management focuses on revenues, operating income, return on invested capital (ROIC) and cash flows.

During the historical periods presented herein, our four principal business lines were:

–	Electronic Payments

–	Risk Management

–	Global Outsourcing

–	Automated Teller Machine (ATM) Management

Our most profitable business segments were Electronic Payments, Risk Management and Global Outsourcing.

On November 19, 2004, we sold the portfolio of ATM machines and merchant contracts (the ATM Portfolio) associated with our former ATM Management segment and entered into a five year Master Services Agreement (MSA) with the buyer. The ATM Portfolio represented a significant component of our ATM Management segment and we are not presenting our ATM management business as a separate operating segment in periods subsequent to the consummation of this transaction. Pursuant to the MSA, we are providing processing, help desk, cash management, and other services to the buyer. The processing service revenues and related costs of the MSA have been reported within our Electronic Payments segment and the ATM management service revenues and related costs have been reported within our Global Outsourcing segment.

Amounts received by us in connection with the sale of the ATM Portfolio and the MSA exceeded the book value of the ATM Portfolio by approximately $48 million. These excess proceeds were recorded as a deferred gain and are being amortized as a reduction in the other operating costs of our Global Outsourcing segment on a straight-line basis over the initial five year term of the MSA beginning on the consummation date of that agreement. As of December 31, 2004, the total deferred gain related to the excess proceeds was $47 million of which $10 million was recorded as current deferred revenues and gains and the remainder was included in long-term deferred gains. The amortization of the deferred gain will increase the operating income of our Global Outsourcing segment by approximately $10 million per year during the five year term of that agreement. We have, however, modified our prior approach to accounting for this agreement and we will not be recognizing any revenues as a result of this amortization in future periods.

The business model of each of our segments is summarized below.

Electronic Payments

This segment derives its revenue based upon our customers’ needs to process electronic transactions. The majority of this segment’s revenue is derived from processing debit transactions that originate at an ATM or point-of-sale device. We also derive revenue from providing electronic benefit transfer (EBT) services to government agencies. The remaining revenue from this segment is derived from the licensing, maintenance and support of our electronic funds transfer (EFT) software.

The provision of EFT processing services requires substantial capital investment for computers and related peripherals, maintenance, system modifications and upgrades, security and redundancy. Although these requirements add barriers to competitive entrance, they also create a relatively high ratio of fixed operating costs to total costs. Processors are also required to maintain significant cash reserves to cover temporary differences in the flow of funds associated with electronic funds transfers. Additionally, the software applications used for processing at our data centers and which we license to our software customers are primarily developed in-house and require frequent compliance updates and competitive upgrades, creating a dependence upon experienced and qualified information technology (IT) personnel. The costs we incur for technology improvement are necessary for us to ensure our products are continuously enhanced to provide our customers with up-to-date processing capabilities. We are also required to incur compliance costs in connection with national and regional network requirements. Other operating expenses include telecommunications costs to support the transmission of electronic debit transactions and settlement. We focus on increasing the recurring revenue base of this business through, among other things, the retention of our current EFT and EBT processing customers and the acquisition of new processing relationships. Expanding our software sales, enhancing our processing product suite and establishing a processing presence in foreign markets are also areas of management emphasis.

Risk Management

This segment derives its revenue from database inquiries from financial institutions and retailers seeking to comply with regulations or mitigate the risk associated with accepting checks, providing credit or opening debit accounts for new consumers. Revenue from financial institutions represented the majority of this segment’s revenue in 2004 and the balance of the segment’s revenue was derived from retail customers using our check verification service. Operating costs generally include data acquisition and analytic development costs, the cost of technology, regulatory compliance infrastructure and customer support centers. Our primary efforts in managing this business are directed towards increasing its revenues by improving customer usage rates and expanding our product suite and customer set.

Global Outsourcing

Our global outsourcing business derives its revenues from the need of companies to remain competitive through reducing costs while maintaining or improving service levels. Revenues in this segment were derived from a variety of business process outsourcing (BPO) services to the financial services, retail, telecommunications and government sectors through our U.S. and India based delivery centers. Our BPO services include account acquisition assistance, credit card and brokerage support, call centers, loan processing, data entry and systems maintenance. Operating costs in this segment are primarily related to employee expense, telecommunications and facilities costs. Our principal goal for this business is to expand its customer base in our core target markets of financial services, retail and telecommunications companies. Additionally, we continually pursue opportunities to expand our service offerings to existing customers.

ATM Management

Our ATM Management segment derived its revenues from the use, sale and maintenance of ATMs. Surcharge and interchange revenue represented the majority of our revenue from this segment in 2004. Equipment sales were non-recurring and, along with branding fees, represented a minority of the revenue in this segment. Operating costs in this segment primarily included processing and telecommunication costs, the cost of the equipment we sold and the residual payments we made to the merchants where the ATMs we managed were deployed. We sold our ATM Portfolio during the fourth quarter of 2004 and we have not treated our ATM management activities as a separate operating segment after this sale.

Key Events in 2004

•	We sold our ATM Portfolio and entered into a five year Master Services Agreement under which we provide ATM processing and management services to the buyer;

•	We reached a final settlement with respect to the investigation by the Securities and Exchange Commission (SEC) regarding the restatement of our prior period financial statements in 2002;

•	The U.S. District Court dismissed a federal securities action that had been filed against us related to these restatements;

•	Richard J. Almeida became the Chairman of the Audit Committee of our Board of Directors, succeeding Jack Robinson;

•	Hatim A. Tyabji, Richard J. Lehmann and William J. Ryan joined our Board of Directors;

•	We transferred the listing of our common stock to the New York Stock Exchange;

•	We acquired Penley Inc., which provides identity verification services to financial institutions, Loss Control Solutions, which offers fraud investigation case management software, and Benton Consulting Partners, a provider of consulting services to the electronic payments industry;

•	We executed an EFT software license with the United States Postal Service;

•	Through our alliance with MasterCard, we signed a contract with a Tier I financial institution; and

•	The open systems software provider we acquired during 2003 did not meet our expectations.

Trends

Our strategic planning and forecasting processes include the consideration of economic, industry-wide and Company specific trends that may impact our customers, competitors and operations. We would identify the more material positive and negative trends affecting our business as the following:

•	increased fraud and identity theft and regulatory requirements are driving a sustained need for risk management products, although the rate of growth in this business is slowing as many customers and potential customers have already implemented required screening procedures;

•	revenues from our legacy check verification business have been declining. We expect this trend to continue;

•	there continues to be a migration from the use of traditional paper checks to electronic payments and we are seeing an improving pipeline for our electronic payment processing business;

•	we expect our revenues from our government service EBT business to decline significantly in 2005;

•	our EFT software sales have tended to relate to product enhancements, customization and maintenance as opposed to new installations;

•	increased outsourcing as a means to control costs is driving demand for offshore outsourcing services as well as an increased level of interest in developing expanded offshore capabilities by industry participants;

•	the use of offshore outsourcing services continues to be a point of political debate;

•	our India operations continue to experience pressure on compensation costs as competition increases;

•	our revenues from existing IT outsourcing customers declined substantially in 2004 and will likely continue to decline;

•	our earnings per share have increased proportionately more than our revenues because we have effectively managed our costs, and we expect this trend to continue; and

•	consolidation in industries we serve is resulting in increasing competition and pricing pressures.

Risks and Challenges

In addition to the trends affecting our industry and Company as noted above, we consider risks and challenges that could impact the Company’s future financial results, including the following and those described in Exhibit 99.1 to this Annual Report on Form 10-K:

•	Estimates of future financial results are inherently unreliable.

•	Our ability to expand through acquisitions involves risks and may not be successful.

•	Consolidation in the industries we serve may adversely affect our ability to sell our products and services.

•	We are unable to predict the results of the purported class action lawsuit filed in Florida.

•	We face intense competition in all areas of our business, and if we do not compete effectively, our business will be harmed.

•	If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

•	Legislation or regulation would harm our ability to collect and use data, increase our operating costs or otherwise harm our business.

•	If the security of our databases is compromised, our reputation could suffer and customers may not be willing to use our products and services.

•	We may experience software defects, development delays and installation difficulties, which would harm our business and reputation and expose us to potential liability.

•	There are a number of risks associated with our international sales and operations that could harm our business.

•	Changes in India tax laws could adversely affect our results of operations.

•	We face termination and compliance risks with respect to our government contracts and we expect our revenues from this business to decline in upcoming periods.

•	We may be unable to protect our intellectual property rights.

•	Provisions in our charter documents and Delaware law may delay or prevent a change in control in our Company that you may consider favorable.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results for the three years ended December 31, 2004:

	Year Ended December 31,			% Change
(dollars in millions)	2004	2003	2002	‘04-‘03	‘03-‘02
Net revenue	$552.1	$532.1	$543.1	4%	(2)%

Operating expenses:
Processing, communication and service costs	217.7	230.7	226.2	(6)	2
Employee costs	189.8	179.9	185.7	6	(3)
Depreciation and amortization	36.2	35.4	37.0	2	(4)
Other operating costs	46.3	46.8	44.3	(1)	6
Restructuring, asset impairment and other charges	3.1	4.2	16.5	(26)	(75)
Contract loss provision (reversal)	0.5	(3.7)	(2.0)	*	(85)

Total operating expenses	493.6	493.3	507.7	—	(3)

Income from operations	58.5	38.7 (1)	35.4	51	9
Other (expense) income – net	(0.2)	1.2	0.7	*	71

Income before income taxes	58.3	39.9	36.2 (1)	46	10
Provision for income taxes	(17.5)	(11.0)	(11.6)	59	(5)

Net income	$40.8	$28.9	$24.6	41	17

(1)	Amounts do not sum due to rounding.
*	Represents an increase or decrease in excess of 100%.

Net Revenue

The following table presents the net revenue by reportable segment and for the Company as a whole for the three years ended December 31, 2004. As discussed in Note 12 of the Notes to the Consolidated Financial Statements, prior year amounts have been reclassified to conform with current period classification.

	Year Ended December 31,			% Change
(dollars in millions)	2004	2003	2002	‘04-‘03	‘03-‘02
Electronic Payments
EFT processing	$111.0	$102.2	$122.3	9%	(16)%
Government services (EBT)	56.4	50.3	55.4	12	(9)
Software sales	36.2	31.1	33.0	16	(6)

	203.6	183.6	210.7	11	(13)

Risk Management
Financial institution products	121.6	108.7	92.4	12	18
Retail products	18.5	20.9	31.6	(11)	(34)

	140.1	129.6	124.0	8	5

Global Outsourcing
BPO	54.1	39.3	40.6	38	(3)
IT services	33.0	39.8	52.2	(17)	(24)

	87.1	79.1	92.8	10	(15)

ATM Management*	121.3	139.8	115.6	(13)	21

Total net revenue	$552.1	$532.1	$543.1	4	(2)

*	Includes revenues through November 18, 2004.

In conjunction with our enhanced segment revenue presentation, customer reimbursed fees have been included in the related product lines within the Electronic Payments and Global Outsourcing segments. Product line amounts in prior periods have been reclassified to conform with this presentation. Customer reimbursed fees represent certain telecommunications costs, network fees and travel, maintenance and repair costs that are billed to and reimbursed by our customers.

Electronic Payments

Electronic Payments segment revenues increased during 2004 as compared to 2003 because of:

•	higher EFT transaction volumes and a corresponding increase in customer reimbursed fees;

•	an increase in EBT processing revenues from contracts that commenced in 2003; and

•	an increase in software revenues and the fees for software related maintenance and support due to our acquisition of an EFT software provider in late 2003.

The following table provides further detail regarding the revenue we generated from our software business during the periods indicated:

	Year Ended December 31,
(in millions)	2004	2003	2002
License fees	$7.0	$7.9	$12.8
Maintenance	20.3	15.2	13.4
Software services	8.9	8.0	6.8

	$36.2	$31.1	$33.0

We expect our Electronic Payments segment revenues to improve in 2005 as compared to 2004 primarily due to higher revenues generated from our EFT processing services and software sales. These increases will be somewhat offset by a decrease in our government services revenues due to contract expirations.

The decline in our Electronic Payments segment revenues in 2003 as compared to 2002 was due to the expiration of certain EFT processing and government service contracts in late 2002. Competitive pricing pressures also contributed to the decline in EFT processing revenues. Our software license sales also declined, although our acquisition of an EFT software company in November of 2003 reduced the amount of this decline somewhat.

Risk Management

The growth in the revenues from our Risk Management segment in 2004 as compared to 2003 is due to increased revenues from our ChexSystems(SM) products. This increase was driven by an increase in inquiries associated with new debit account openings and increased utilization rates by our financial institution customers in response to regulatory requirements. This growth was somewhat offset by a decrease in revenues from our retail check verification products due to pricing concessions and customer attrition caused by declining check volumes.

Revenues for this segment are expected to increase in 2005 as compared to 2004 due to increased revenues from our ChexSystems(SM) suite of products and our retail products. Growth in our retail risk management business should be driven by incremental revenues generated from our acquisition of ClearCommerce Corporation.

The increase in revenues in this segment in 2003 as compared to 2002 was also the result of higher ChexSystems(SM) revenues due to inquiry volume growth and an increase in customer screening by financial institutions in response to the requirements of the USA Patriot Act. Retail check verification revenues were lower in 2003 than 2002 due to price concessions and customer attrition.

Global Outsourcing

Revenues from our Global Outsourcing segment increased in 2004 as compared to 2003 due to increased service volumes and the receipt of a full year of revenue from new customer contracts that originated during the latter half of 2003 and in 2004. We also recorded a shortfall fee during the fourth quarter of 2004 from our largest IT services customer because the customer failed to reach certain contractually required minimum spending target levels. This fee somewhat offset a substantial reduction in the IT services revenues we received from this customer in 2004 as compared to 2003.

We expect revenues in the Global Outsourcing segment to improve in 2005 as compared to 2004 through the expansion of our customer base and the provision of additional services to existing customers. These increases in revenues are expected to be partially offset by continued declines in our IT services revenues.

Lower IT services revenues resulted in an overall decline in our global outsourcing business revenue in 2003 as compared to 2002. BPO revenues in 2003 were consistent with revenues in 2002 as increases in revenues related to business outsourcing services were offset by a decline in our collection service revenues.

ATM Management

The decline in revenues from the ATM Management segment in 2004 is primarily due to the sale of our ATM Portfolio in November of 2004 and, to a lesser extent, a general decline in transaction volumes as compared to 2003. Revenues from ATM management services are presented in the Global Outsourcing segment subsequent to the consummation of the ATM Portfolio sale.

ATM management revenues increased in 2003 as compared to 2002 due to our receipt of a full year of revenue from acquisitions we completed in this segment in 2002 as well as from an increase in equipment sales and branding revenues.

Business Segment Margin Contributions

The following table presents our operating income (loss) by segment, unallocated corporate expenses and consolidated operating income for the three years ended December 31, 2004:

	Year Ended December 31,			% Change
(dollars in millions)	2004	2003	2002	‘04-‘03	‘03-‘02
Operating income (loss)
Electronic payments	$32.7	$40.5	$50.6	(19)%	(20)%
Risk management	50.0	29.5	11.8	69	*
Global outsourcing	18.6	6.1	17.0	*	(64)
ATM management	(0.4)	0.2	(4.3)	*	*
Corporate	(42.4)	(37.6)	(39.6)	(13)	5

Total operating income	$58.5	$38.7	$35.4 (1)	51	9

*	Represents an increase or decrease in excess of 100%.
(1)	Amount does not sum due to rounding.

Electronic Payments

The decline in the margins associated with our electronic payments business in 2004 as compared to 2003 is primarily attributable to an increase in software development and support costs that we experienced last year. This increase relates to the operational costs associated with the open systems EFT software business we acquired in late 2003 and our efforts to integrate this software with our legacy software products. The decline in our Electronic Payments segment margins in 2004 as compared to the prior year is also due to the reversal in 2003 of an EBT contract loss reserve which resulted in a non-recurring benefit to the segment of approximately $3.7 million in 2003. No such benefit occurred in 2004. To the contrary, we recorded a $0.5 million loss contract charge in the first half of that year. These declines in margins were partially offset by margin improvements that resulted from processing more EFT and EBT transactions using a relatively fixed cost infrastructure.

Our operating margins in the Electronic Payments segment are expected to increase in 2005 as compared to 2004 because the effect of anticipated increases in our EFT processing revenues and software sales should offset the impact of the expected decline in our EBT revenues due to contract expirations.

The decline in the margins of our electronic payments business in 2003 as compared to 2002 was largely due to pricing concessions associated with contract renewals. An increase in performance-based compensation expense as well as a decline in higher margin software revenues also contributed to the decline in margins.

Risk Management

The improvement in Risk Management segment margins in 2004 as compared to the prior year is due to the increase in revenues from our ChexSystems(SM) suite of products. This improvement is also attributable to cost reductions realized through increased utilization of our India operations for contact center and development activities.

We expect margins in our Risk Management segment to improve slightly in 2005 as compared to 2004.

The increase in margins in 2003 as compared to 2002 was achieved through the elimination of low margin product lines and reducing expenses related to employee and third party service provider costs through cost control initiatives, including the transition of contact center work to our India operations. Additionally, certain restructuring costs and asset impairment charges of approximately $5 million incurred by the segment in 2002 were not incurred in 2003.

Global Outsourcing

An increase in BPO revenues and improved productivity and capacity utilization drove an increase in our Global Outsourcing segment margins in 2004 as compared to 2003. This increase in margins was partially offset the decline in IT services revenues.

Margins for our Global Outsourcing segment in 2005 are expected to increase from 2004 due the impact of the gain amortization associated with the Master Services Agreement we signed with the buyer of our ATM Portfolio. This impact will be somewhat offset by anticipated declines in the revenues we receive under our largest IT services contract.

The decrease in margins in 2003 as compared to 2002 was attributable to a decline in revenues derived from the provision of IT services to our largest customer, pricing concessions on existing contracts and an increase in employee compensation costs.

ATM Management

Consistent with our expectations, the margins derived from our ATM Management segment remained relatively consistent during 2004 as compared to 2003. The increase in margins in 2003 as compared to 2002 was primarily due to an improvement in equipment sales margins and the expansion of the ATM branding services we provided to our customers. The operating results of the ATM management business are presented in with the Global Outsourcing segment subsequent to the sale of our ATM Portfolio in November 2004.

Corporate

Unallocated corporate overhead includes, among other things, executive leadership costs, investor relations, and certain shared legal, consulting, accounting, finance and technology expenses. The increase in corporate overhead costs in 2004 as compared to 2003 is primarily due to an increase in legal and other expenses related to the SEC investigation and indemnification obligations associated with its resolution as well as higher expenses associated with and complying with the requirements of Section 404 of the Sarbanes-Oxley Act.

Corporate overhead costs in 2005 are expected to decline from the levels seen in 2004 due to the resolution of the SEC investigation and ongoing cost reduction efforts.

The decrease in corporate overhead expenses in 2003 as compared to 2002 is due to the $6.8 million in severance benefits and lease impairment charges that were incurred in 2002. No such charges were incurred in 2003. Additionally, corporate overhead costs were higher in 2002 as compared to 2003 due to the additional costs incurred in the latter part of 2002 for the transition of executive leadership and the relocation of certain administration functions from Wisconsin to Arizona.

Operating Expenses

Operating expenses for the three years ended December 31, 2004 were as follows:

	Year Ended December 31,			% Change
(dollars in millions)	2004	2003	2002	‘04-‘03	‘03-‘02
Operating expenses:
Processing, communication and service costs	$217.7	$230.7	$226.2	(6)%	2%
Employee costs	189.8	179.9	185.7	6	(3)
Depreciation and amortization	36.2	35.4	37.0	2	(4)
Other operating costs	46.3	46.8	44.3	(1)	6
Restructuring, asset impairment and other charges	3.1	4.2	16.5	(26)	(75)
Contract loss provision (reversal)	0.5	(3.7)	(2.0)	*	(85)

Total operating expenses	$493.6	$493.3	$507.7	—	(3)

*	Represents an increase or decrease in excess of 100%.

Processing, communication and service costs

This category includes the cost of transaction processing, telecommunications, computer equipment and promotional services. This category also included the residual payments we made to the occupants of the properties where the ATMs that we owned or managed prior to the sale of our ATM Portfolio were located.

The decrease in processing, communication and service costs in 2004 is primarily due to lower residual payments and other ATM operational costs due to the sale of our ATM Portfolio in late 2004. Additional cost reductions were realized from greater utilization of our India based resources. This decline in costs was partially offset by an increase in customer reimbursed fees.

Processing, communications and service costs are expected to be lower in 2005 as compared to 2004 due to the sale of the ATM Portfolio as well as cost reduction initiatives.

During 2003, processing, communication and service costs increased as compared to 2002 due to higher ATM processing and service expenses associated with a full year of processing for the ATM network acquisitions that we completed in 2002. These additional costs were partially offset by a decline in third party expenses due to the migration of support services for our risk management business to our India operations as well as a reduction in equipment rental, maintenance and telecommunications costs achieved through contract renegotiations.

Employee costs

Expenses in this category represent employee compensation, payroll taxes, medical costs and other employee related costs. The increases in these costs in 2004 as compared to 2003 are attributable to an increase in our performance based compensation costs, including commissions, as well as an increase in employee headcount in our BPO business. Company-wide headcount increased to 5,500 employees at December 31, 2004 from 5,200 employees at December 31, 2003. Excluding the impact of acquisitions, employee costs in 2005 are expected to decline as compared to 2004 due to headcount reductions associated with the ATM Portfolio sale.

Employee costs decreased in 2003 as compared to 2002 primarily due to reductions in the U.S. employee headcount. The reduction in employee costs was offset somewhat by higher performance-based compensation in 2003 as compared to 2002.

Depreciation and amortization

These costs represent the depreciation of the buildings and equipment we own and the amortization of our intangible assets, such as capitalized software costs and acquired contracts. The increase in these costs in 2004 as compared to 2003 is due to additional depreciation and amortization on assets associated with businesses we acquired during the fourth quarter of 2003 and during the first half of 2004. This increase was partially offset by a decline in depreciation and amortization expenses due to the cessation of depreciation on the assets included in the ATM Portfolio following the execution of the related sales agreement in September 2004.

Depreciation and amortization costs in 2005 are expected to be consistent with the levels seen in 2004 because the decrease in depreciation and amortization expense following the sale of our ATM Portfolio is expected to be offset by an increase in depreciation and amortization expense related to assets we acquired during the first half of 2004 and the acquisitions we expect will occur in 2005.

The decrease in depreciation and amortization costs in 2003 as compared to 2002 is primarily due to a reduction in depreciation expense following the sale of buildings during 2003.

Other operating costs

Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt expense and certain administrative costs. Other operating costs in 2004 remained relatively flat with the corresponding expenses incurred in 2003 because the increase in costs from legal and other expenses related to the SEC investigation and its resolution and the costs incurred to comply with the requirements of Section 404 of the Sarbanes-Oxley Act were offset by a reduction in certain facility and insurance costs due to cost reduction efforts.

Other operating costs in 2005 are expected to decline as compared to 2004 due to, among other things, the impact of the gain amortization associated with the Master Services Agreement we signed with the buyer of our ATM Portfolio, the resolution of the SEC investigation in 2004 and a reduction in costs related to compliance with Section 404 of the Sarbanes-Oxley Act.

The increase in other operating costs during 2003 as compared to 2002 was due to an increase in external consulting costs related to strategic planning efforts and business performance improvement initiatives. This increase was offset somewhat by reductions in legal and accounting expenses.

Restructuring, asset impairment and other charges

During 2002, we initiated a significant effort to reduce our cost structure by eliminating unprofitable product lines, improving our internal business processes and increasing the utilization of our India based resources. These measures resulted in restructuring and asset impairment charges of $16.5 million in that year. The charges were comprised of expected severance benefits totaling $4.5 million for the elimination of approximately 300 positions primarily in the United States, impairment of fixed assets totaling $5.1 million (including a $3.0 million charge to write-down a building in Glendale, Wisconsin that was held for sale), lease related costs of $4.8 million related to the consolidation of facilities and a charge of $2.1 million for software impairment related to products that were discontinued.

During 2003, we reversed $0.9 million of the lease related charges that we recorded in 2002 to reflect the successful subletting of a portion of the properties subject to those leases. Due to the business process improvement initiatives identified during 2003, we recorded restructuring charges for severance benefits of $3.6 million. We also recorded a $1.5 million charge for the write-off of in-process research and development in connection with our acquisition of a developer of transaction processing software in late 2003.

We incurred severance charges of approximately $3.1 million in 2004 related to the elimination of approximately 158 positions. These charges are expected to be paid through 2005. We continue to explore opportunities to reduce costs as part of our ongoing business improvement initiatives.

Contract loss provision (reversal)

We recorded a $0.5 million loss contact charge for certain long-term software contracts during the second quarter of 2004. These are fixed price contracts that require us to make significant modifications to the underlying software and increases in the scope of these projects resulted in unanticipated increases in the expense required to complete these modifications. As a result, we now expect to incur losses in their performance.

In 2003, we recorded a $3.7 million benefit related to a reduction in our estimate of future losses on certain government EBT contracts. A similar net benefit of $2.0 million was taken in the third quarter of 2002. Actual results on these government EBT contracts have been better than previously estimated due to higher than expected case counts and savings on costs such as telecommunications. The government service contracts for which the loss reserve was established are approaching their expiration dates and, accordingly, our ability to accurately estimate the required balance of the loss contract reserve has been improving. At December 31, 2004 the balance of the contract loss reserve for the software and government EBT contracts was approximately $1.2 million.

Other (expense) income — net

Other (expense) income — net primarily includes interest and investment income, interest and investment expense and foreign currency translation adjustments. Interest earned on cash, cash equivalents and short-term investments was $3.2 million in 2004, $2.1 million in 2003 and $1.7 million in 2002. We incurred an expense in 2004 as compared to income in 2003 from unfavorable changes in foreign currency rates, primarily attributable to changes in the exchange rate between the India rupee and the U.S. dollar. We are considering whether to enter into a hedging arrangement to limit our exposure to unfavorable exchange rate fluctuations.

Provision for income taxes

The annualized effective tax rates for 2004, 2003 and 2002 were 30.0%, 27.5% and 32.1%, respectively. The lower effective tax rate in 2003 relative to 2004 and 2002 reflects the benefit of certain permanent deductions taken by the Company in 2003, some of which related to prior tax years. We expect our annualized effective tax rate to approximate 33% in 2005 although the actual rate incurred may vary significantly.

Our effective tax rate is largely determined by our India subsidiary’s proportional share of our projected consolidated income. Our India software development and business process outsourcing operations qualify for tax incentives associated with businesses that operate within designated geographic locations within India. These incentives generally provide us with exemptions from India income tax on certain business income generated from these operations and phase out through March 2009. The effect of these tax incentives was to reduce our income tax expense by approximately $2.8 million in 2004, $2.7 million in 2003 and $2.7 million in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Information about our financial position as of December 31, 2004 and 2003 is presented below:

(dollars in millions)	2004	2003	% Change
Cash and cash equivalents	$274.5	$104.5	*
Short-term investments	88.1	53.7	64%
Long-term debt due within one year	2.0	5.6	(64)
Long-term debt	3.6	1.7	*
Stockholders’ equity	474.2	401.7	18
Net working capital	343.2	162.7	*

*	Represents an increase or decrease in excess of 100%.

Cash Resources

In 2005, our beginning cash balance and cash provided from operations are expected to be sufficient to meet our recurring operating commitments and to fund planned capital expenditures, share repurchases and acquisitions. Cash and cash equivalents at December 31, 2004 included cash in India of approximately $14 million. The funds in India are held in India bank accounts denominated in India rupees or U.S. dollars. These funds are available for use in our India operations and investments. Under the American Jobs Creation Act of 2004 (the Act), we have the opportunity to receive a special one-time tax deduction on the repatriation of certain foreign earnings during 2005. Although we are still assessing the repatriation provisions of the Act, we do not currently anticipate repatriating funds from India during 2005.

As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with an ATM, point-of-sale or EBT transaction and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due us are included in cash on our consolidated balance sheets. As of December 31, 2004, approximately $36 million of settlement payments were due to us and we received these funds in early January 2005. We are required to maintain sufficient available cash to fund the daily settlement advances we make against the payments we receive through the settlement process. The typical overnight settlement balance due to us ranges from $5 million to $40 million. We also seek to maintain approximately $75 million available to ensure that we can advance funds to our processing customers if unusual circumstances prevent us from timely processing their settlement files. We plan to satisfy these liquidity requirements using the cash and cash equivalents we have on hand as well as through the Credit Agreement described below.

On February 18, 2005, we entered into a credit agreement (the Credit Agreement) with a syndicate of banks. The Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $100 million. We have the option to increase this commitment to $175 million if certain requirements of the Credit Agreement are satisfied. We may use amounts borrowed under the Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Credit Agreement provides for two optional interest rates on any borrowings thereunder. The first rate is equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5% depending on certain conditions set forth in the Credit Agreement. The second rate is equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate plus an additional percentage based on our leverage ratio. The terms of the agreement include certain defined negative and affirmative covenants customary for facilities of this type. The Credit Agreement will mature in 2008 and, upon the lenders’ approval, we may receive two one year extensions of the maturity date.

On February 23, 2005, we announced that our Board of Directors had approved a plan to buy back up to $100 million of our common stock at prices not to exceed $25 per share over an estimated six to 18 month period beginning during the first quarter of 2005. The repurchases will be made using our available cash. We will be making purchases in the open market, and through negotiated arrangements and block transactions in accordance with applicable laws and regulations.

We have no present intention of using our available funds to pay cash dividends.

The following table sets forth our contractual cash obligations as of December 31, 2004 in total and for the time periods specified. Our long-term debt consists principally of capital lease obligations related to purchased software and equipment.

	Payments Due by Period
(in millions)	Total	2005	2006	2007	2008	2009	Thereafter
Capital lease obligations	$5.5	$2.0	$1.6	$1.0	$0.8	$0.1	$—
Operating lease
obligations[1]	52.0	10.6	9.0	9.0	6.9	4.9	11.6
Vendor obligations	94.8	43.2	25.9	10.2	4.5	4.5	6.5

Total	$152.3	$55.8	$36.5	$20.2	$12.2	$9.5	$18.1

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $3.0 million due in the future under non-cancelable subleases.

Purchase orders for goods and services are not included in this table. Our purchase orders may represent authorizations to purchase rather than binding agreements and are based upon current service needs. Purchase orders are generally fulfilled by our vendors within one or two months. For the purposes of this table, contractual obligations for purchases of services are defined as agreements that are enforceable and legally binding and that specify all significant terms, such as fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction.

We are party to certain other contracts with third parties whereby the third party provides services to us. These services are operational in nature and our obligations under these contracts vary from period to period based on our utilization of these services. These commitments are not reflected in the table above as the associated amounts are not currently determinable.

Sources and Uses of Cash

The following table sets forth a summary of our cash flow activity for the three years ended December 31, 2004 and should be read in conjunction with our consolidated statements of cash flows:

	Summary of Cash Flows
	Year Ended December 31,
(in millions)	2004	2003	2002
Cash provided by operating activities	$69.6	$73.5	$74.8
Cash provided by (used in) investing activities	82.1	(91.5)	(57.5)
Cash provided by financing activities	18.3	3.0	0.3

Net increase (decrease) in cash and cash equivalents	$170.0	$(15.0)	$17.6

Our current priorities for use of our cash are:

•	investment in projects intended to increase our product delivery and operational effectiveness, enhance our product suite and the redundancy of our systems;

•	funding our liquidity needs;

•	complementary acquisitions; and

•	executing our share repurchase plan.

Operating Activities

Our primary source of operating cash flow is the profits we generate from our business. Operating cash outflows include payments to vendors for telecommunications services, consulting services and supplies. We also pay salaries and benefits to our employees and income taxes.

Cash flows from operations decreased to $70 million in 2004 as compared to $73 million in 2003. Although our business generated more gross profits in 2004, this higher profitability was offset by the impact from the payment of approximately $14 million of performance bonuses in 2004. We did not pay incentive bonuses in 2003. Additionally, the cash flow from our operations was reduced by an increase in our accounts receivable balance due to an increase in our international operations, which have historically had a longer collection cycle. We expect to pay approximately $23 million in income taxes in 2005 primarily related to the sale of the ATM Portfolio. This payment is expected to offset the cash flow increase generated from the improved operating results we anticipate in 2005 and so we believe operating cash flows in 2005 will be consistent with the levels achieved in 2004.

The cash we earned from operating activities was approximately the same for 2003 and 2002. The benefit from the elimination of incentive payments in 2003 as compared to 2002 was offset somewhat by a decrease in our accounts payable, primarily as a result of the migration from the use of vendors for outside services to the utilization of our employee workforce in India and from a general reduction in expenses overall.

Investing Activities

Cash provided by or used in our investing activities generally includes cash effects from the sale or acquisition of assets. In 2004, we generated approximately $152 million from the sale of our ATM Portfolio and the execution of the related Master Services Agreement with the buyer. We used approximately $29 million for capital expenditures, approximately $34 million to purchase short-term investments and approximately $6 million for the acquisition of Penley, Inc. and Loss Control Solutions. We expect to acquire additional complementary businesses in 2005 and, although we cannot predict the amount we will spend on this activity with a great degree of certainty, we would generally expect to expend between $75-$125 million in this regard. We also expect our capital expenditures to increase to approximately $40 million in 2005 primarily as a result of the continued re-architecture of our technical infrastructure and product development activities.

During 2003 we used approximately $54 million to purchase short-term investments, $27 million to acquire an open systems software company and approximately $22 million to purchase fixed assets and develop software. These expenditures were offset by approximately $13 million in proceeds we received from the sale of buildings that were classified as held for sale at December 31, 2002. Acquisitions resulted in the cash outflows of approximately $35 million in 2002 and capital expenditures accounted for $21 million of cash used in investing activities in that year.

Financing Activities

We receive funds from the exercise of stock options and the sale of our shares through our employee stock purchase plan. Financing outflows generally include the repayment of capital lease obligations. In 2004, we received approximately $25 million in proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan and we used approximately $6 million to pay down capital leases. We expect to spend approximately $100 million to repurchase shares of our common stock during 2005, although the specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors.

In 2003, we received approximately $6 million in proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan and we used approximately $3 million to repay capital lease obligations. Proceeds from exercise of stock options and the sale of shares through our employee stock purchase plan was approximately $3 million in 2002 offset by approximately $3 million of cash outflows for the repayment of capital leases.

Impact from ATM Portfolio Sale

The sale of our ATM Portfolio and the execution of the related Master Services Agreement in November 2004 resulted in cash inflows of approximately $152 million which has been classified as cash flows received from investing activities in our 2004 Consolidated Statements of Cash Flows. The sale of the ATM Portfolio also eliminated our guarantees on certain equipment lease payments for Canadian customers serviced in connection with this business and the termination of the vault cash agreements we had with the financial institutions that provided cash to certain of the ATMs that were previously owned or managed by us.

Future cash flows from operations are not expected to be significantly impacted by the sale of the ATM Portfolio because the operating cash flow generated by the Managed Services Agreement is expected to approximate the operating cash flows previously generated by our ATM business. Cash flows from investing and financing activities are also not expected to be materially impacted in future periods from the sale of the ATM Portfolio.

Future Commercial Commitments

The following table sets forth our future commercial commitments as of December 31, 2004:

	Commitment Expiration by Period
(in millions)	Total	2005	2006	2007	2008	2009	Thereafter
Letters of credit and other	$0.9	$0.8	$0.1	$—	$—	$—	$—
Performance bonds	14.9	14.6	0.2	0.1	—	—	—

Total commitments	$15.8	$15.4	$0.3	$0.1	$—	$—	$—

We use cash collateral to secure letters of credit we issue in the ordinary course of business. We had $0.4 million in letters of credit outstanding at December 31, 2004, mostly related to leases. These letters of credit were secured by $0.4 million in cash collateral. In addition, we have obtained $0.5 million of bank guarantees in India related to our performance of a customer contract and certain obligations related to local government requirements. These guarantees are collateralized by $0.5 million of time deposits at the banks issuing the guarantees.

In connection with our government services business, collection and ATM management activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at December 31, 2004 was $15 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The foregoing discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, reserves and allowances, income taxes and stock-based compensation. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Our net revenues consist of fees for transaction processing and related services, risk management, software and data licensing, maintenance and support, government benefit distribution, business process outsourcing and information technology consulting services. Revenue arrangements entered into subsequent to June 15, 2003 with multiple deliverables are divided into separate units of accounting. A delivered item is considered a separate unit of accounting if the item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered item and delivery of the item is considered probable and substantially in our control if a general right of return on the delivered unit exists. The total consideration associated with the arrangement is allocated among each of the separate units of accounting based on their relative fair values if determinable or using a residual method if only the fair value of the undelivered item exists. The applicable revenue recognition criteria is considered separately for each unit of accounting. Our revenue recognition policies for the various types of fees our business receives are as follows:

•	Transaction processing and service fees are recognized in the period that the service is rendered. These services consist of processing our customers’ electronic debit transactions and settling the funds with the financial institutions involved in the transactions. Transaction processing and service fees are charged on a per transaction basis, depending on the contractual arrangement with the customer. Government services fees are recognized in the period services are rendered based on monthly fees per benefits recipient.

•	In connection with the provision of services in the ATM management services segment, we earned surcharge and interchange fees as the primary service provider. Surcharge fees are the familiar fees the user of an ATM pays at the time of a transaction. Interchange fees are paid by that user’s financial institution. We assumed the credit risk associated with collection of these fees. Generally, our arrangements called for us to pay a fee to the occupants of the property at which the ATM was physically located. The amount of this fee typically had some relationship to the surcharge and interchange fees that were collected by us on individual transactions. Based upon the underlying contractual provisions associated with our arrangements, we recorded the surcharge and interchange fees that we collected at their gross amounts as revenue and the residual payments to the occupant of the property at which the ATM was physically located as a processing, communication and service cost. Effective as of the date of the sale of our ATM Portfolio, our ATM management services business is longer reported as a separate operating segment. Following this sale, we no longer provide services that earn surcharge or interchange fees.

•	Risk management fees are recognized as revenue in the period the services are rendered. Risk management services consist of new account applicant and check verification screenings to manage the risk associated with account openings and check acceptance. Risk management fees are based on the number of inquiries against the databases used for screening purposes or monthly fees based on the net monthly sales of the retailer using our check verification products or other similar measures, depending on the product and service.

•	We provide business process outsourcing and information technology consulting services. Revenue from providing these services is generally recognized under one of two methods, depending on the relevant contractual terms. Under the time and materials method, which is applied to a significant portion of our professional services contracts, revenue is based on a fee per hour basis and is recognized as hours are completed. Under the fixed contract method, which represents an insignificant portion of our revenues, a pre-set fee is agreed upon for a project and revenue is recognized proportionately to the percentage of completion of the project. If the information technology consulting services involve the significant modification, customization or production of the software that has been licensed from us, the license fee and related service fees are also recognized proportionately to the percentage of completion of the project. Service contracts in which the fees are recognized proportionately to the percentage of completion of the project typically use the expended method for measuring progress toward completion of the project. This method typically measures progress toward completion using the number of labor hours or days incurred compared to the total estimated number of hours or days required to complete the project. This method relies on estimates of the total effort necessary to complete the project and these estimates are subject to revision as the projects progress towards completion. Revisions to these estimates that result in a material impact to our results of operations or financial position are recorded in the periods in which we determine that a revision is probable and subject to reasonable estimation. A material increase in efforts to complete the project will result in a reduction in that project’s profit.

•	Software and data license fees for standard products are recognized when evidence of an arrangement exists, the license fee is fixed or determinable, collectibility of the license fee is probable and delivery has occurred. If a license contains customer acceptance criteria for which significant uncertainties exist, the revenue is recognized upon the earlier of customer acceptance or the satisfaction of the customer acceptance criteria. Certain software products include multiple modules and the license fee charged to the customer is based on the modules licensed. If a customer contract requires that we deliver multiple elements, then upfront fees related to the delivered element may be recognized as revenue if vendor specific objective evidence of fair value exists for each of the undelivered elements. In these instances, the total fair value of the undelivered elements, based on vendor specific objective evidence, is recorded as deferred revenue. The difference between the total arrangement fee and the amount recorded as deferred revenue is recognized as revenue related to the delivered elements. If vendor specific objective evidence of fair value does not exist, then the total fees of the arrangement are recognized ratably over the entire term of the underlying agreement.

•	Software maintenance and support revenue is recognized ratably over the term of the contract or as the services are rendered.

The process involved in evaluating the appropriateness of revenue recognition involves judgments about the sufficiency of the evidence regarding the fair value of each of the various elements required to be delivered in a sale that has multiple components, the collectibility of our fees and the costs required to complete projects for our customers.

Disposition of ATM Portfolio

On November 19, 2004, we consummated an agreement (the Agreement) to sell the ATM Portfolio associated with our ATM Management segment. Concurrently with the consummation of the sale of the ATM Portfolio, we entered into a five year ATM Master Services Agreement (MSA) with the buyer. Pursuant to the MSA, we are providing the buyer with transaction processing, residual administration, cash and telecommunications management, help desk and other ATM management services. The ATM Portfolio represented a significant portion of the ATM Management segment and we ceased presenting this business as a separate operating segment following the ATM Portfolio sale. The services provided in accordance with the MSA are presented within our remaining segments with processing service revenues and related costs being recorded within the Electronic Payments segment and revenues from ATM management services, and related costs reported within the Global Outsourcing segment. The operating results of the ATM Portfolio have not been presented as discontinued operations because we have significant continuing involvement in the operations of the asset group through the MSA. The major asset categories and related carrying amounts sold and disposed of included net accounts receivable of $4 million, net property and equipment of $7 million, goodwill of approximately $76 million, net other intangible assets of approximately $17 million, other current assets of approximately $2 million and accounts payable and other current liabilities of approximately $7 million. We incurred approximately $5 million of costs in connection with the transaction that primarily consisted of professional service fees.

The amounts received by us in connection with the Agreement exceeded the book value of the ATM Portfolio by approximately $48 million. In considering the appropriate method for accounting for the excess proceeds from this arrangement, we considered the analogous authoritative literature. The most directly applicable pronouncement was considered to be Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 indicates that in arrangements with multiple elements that are deemed to be in substance one arrangement, any income or gain associated with the arrangement should be deferred and recognized over the period of the remaining obligations unless there is sufficient, objective and reliable evidence of the fair value of the undelivered contractual elements. We consider the ATM Portfolio sale and the MSA to be components of a single arrangement because these transactions were negotiated simultaneously without regard to their individual economic characteristics. Although both factual and anecdotal evidence was considered, we were unable to determine the fair value of the MSA with a reasonable degree of certainty due to, among other things, the uniqueness of that contract, the lack of similar arrangements in the industry and because the contractual cash flows expected to be generated by the MSA are not representative of the contract’s intrinsic fair value absent the compensating benefits associated with the entirety of the arrangement represented by the ATM Portfolio sale and the MSA. Due to the lack of sufficient, objective and reliable evidence of the fair value of the MSA, we determined that the only appropriate method of accounting for the arrangement was to defer the entirety of the implied gain from the transactions and amortize this amount as a reduction in the other operating costs of our Global Outsourcing segment over the period of the remaining undelivered elements of the obligations of the arrangement (the initial five year term of the MSA). At December 31, 2004, approximately $47 million of the implied gain was recorded as a deferred gain of which $10 million was recorded as current liabilities and the remainder is included in long-term liabilities. The long-term deferred gain will be amortized beginning in 2006 and continuing through the expiration of the MSA. However, in the event the MSA is terminated early and our services thereunder are discontinued, the entire unamortized deferred gain would be recognized. We have modified our prior approach to accounting for this agreement and we will not be recognizing any revenues as a result of this amortization in future periods.

Intangible Assets

Our intangible assets consist primarily of capitalized software costs, acquired contracts and goodwill.

Software-internal use

We capitalize the cost of software developed or obtained for internal use once the preliminary project stage has been completed, management commits to funding the project, it is probable that the project will be completed and that the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and the software is ready for its intended use. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), we assess internal use software for potential impairment when events or changes in circumstances indicate that the carrying value of these assets may not be recovered. For example, in 2002 we discontinued certain product lines which resulted in a charge of approximately $2 million for the impairment of the related software. There have been no subsequent impairment charges for internal use software.

Software-licensing and resale

We capitalize the cost of software developed for licensing and resale once technological feasibility has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when we have completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications. Capitalization of costs ceases when the product is available for general release to customers. Such costs are amortized on a product-by-product basis normally over three years and no longer than five years. Software developed for resale is carried at the lesser of amortized cost or net realizable value. Although we have never recorded an impairment charge for software developed for resale, these capitalized costs could be impaired if the net realizable value of that software became less than its net book value. Such an impairment could occur if our sales of that software declined significantly.

Acquired contracts and other

Contracts acquired through acquisitions are specifically identified in connection with that acquisition. The amount recorded as intangible assets in respect of acquired contracts represents the estimated fair value of these relationships. This estimate is based on the present value of the estimated future net cash flows from the contracts, including expected renewals. The majority of these intangibles are amortized on an accelerated method that is intended to mirror the cash flow patterns used in estimating the value of the acquired contract. Where appropriate, we use third-party valuation professionals to assist us in determining the fair value and amortizable life of contracts at the time of their acquisition. This type of intangible asset could be impaired if the attrition rate associated with the acquired contracts materially exceeds the rate used to estimate the fair value of the acquired contract portfolio. To date, we have not incurred any significant impairments with regard to our acquired contracts.

Other intangibles also include other assets obtained in connection with the acquisition of other companies, typically non-competition agreements. Non-competition agreements are recorded at their estimated fair value at the date of acquisition and amortized ratably over the period of the non-competition agreement.

We assess acquired contracts and other intangible assets for impairment in accordance with SFAS No. 144.

Goodwill

When we acquire other companies, accounting principles generally accepted in the United States of America require that we make estimates regarding the fair value of the acquired company’s tangible assets and liabilities and its identifiable intangible assets. Based upon these estimates, we then allocate the purchase price to the assets and liabilities of the acquired company for the purpose of recording these items in our financial records. Any unallocated portion of the purchase price is recorded as goodwill. The distinction between the amount of the purchase price allocated either to tangible assets and liabilities or identifiable intangible assets and goodwill is significant because goodwill is not amortized to our income statements but is instead subject to an annual impairment test. Estimates inherent in the process of this purchase price allocation include assumptions regarding the timing and amounts of future cash inflows and outflows, the salability of inventories, selection of discount rates, contract renewal rates and general market conditions. Where appropriate, we use third-party valuation professionals to assist us in making these estimates.

We perform an annual review in the fourth quarter of each year, or more frequently if changes in circumstances indicate a potential impairment, to determine if the goodwill we have recorded in respect of our reporting segments is impaired. If changes in circumstances indicate a potential impairment of our recorded goodwill, we compare the fair value of the segment to its carrying value, including its associated goodwill. The carrying value of the segment includes an allocation of those corporate assets and liabilities that have not been specifically identified with the segment, based upon its pro-rata percentage of our total net revenue. We primarily rely on the income method to determine a segment’s fair value. This valuation approach uses estimates of the segment’s future revenue and costs and a discount rate based upon the estimated weighted average cost of capital for that segment. Our estimates of a segment’s future cash flows are based upon historical data, various internal estimates and external sources. We develop these estimates as part of our routine long-term strategic planning. We test the reasonableness of the assumptions underlying our discounted cash flow analysis by the available and comparable market data. We have not recorded an impairment in the goodwill of our segments in the past.

Reserves and Allowances

Loss contract reserve

We maintain a reserve for expected future losses on certain of our long-term service contracts. Our estimates of these losses are based on our best estimate of the contract’s revenue and costs. Our established contract loss reserves relate to certain of our government service contracts and software development agreements. We use a variety of assumptions to estimate any future losses on our government services contracts, including assumptions about future welfare case levels, the number of transactions per case and the costs related to processing transactions and providing support services. For our software service contracts, our assumptions include among other things estimated costs and hours or days to complete the development project. These assumptions are subject to significant uncertainties and actual results may differ from our estimates. In the event such differences arise, a revision to the loss contract reserve would be required. Any such revision could have a material effect on our financial position or results of operations. Actual losses on individual long-term service contracts are compared with loss projections periodically, with any changes in the estimated total contract loss recognized as they become probable and reasonably estimable. We could record additional losses or record a reversal of the loss provision in the event that actual and projected revenues and expenses do not track with our original estimates. Although the timing of any additional provisions for contract losses and reversals of provisions for contract losses is not related to the contract’s life, our ability to more precisely estimate the future performance of any given contract improves as the remaining term of that contract shortens. Changes in estimates that could result in the need for additional losses could include lower than anticipated case levels and transactions per case for our government service long-term contracts or higher than expected hours or days to complete our software service contracts. During 2003 and 2002, we recorded a reversal of our loss contracts provision of $3.7 million and $2.0 million, respectively, for our government service contracts as a result of higher than originally estimated case levels as well as lower than expected costs of supporting the contracts.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts based on our estimates of how often our customers will fail to make their required payments. We develop this allowance based on our experience with specific customers, our understanding of their current economic circumstances and our own judgment as to the likelihood of their ultimate payment. We also consider our collection experience with the balance of our receivables portfolio and make estimates regarding collectibility based on trends in aging. If the financial condition of our customers were to deteriorate, thereby impairing their ability to make payments, an increase in this allowance could be required in a future period. Such an increase would reduce our income.

Income Taxes

Accounting for income taxes requires us to make significant judgments in estimating our future income taxes. These judgments include, but are not limited to, the likelihood we will realize the benefits of net operating loss carryforwards, the adequacy of our valuation allowances, the rates to be used to measure transactions with foreign subsidiaries and the valuation models to be used for measuring the value of certain transactions. Further, our operations are governed by and subject to government regulations in the United States and in foreign countries in which we operate, including laws and regulations relating to taxation and the judgments and estimates we use are subject to challenge by domestic and foreign taxing authorities. We recognize tax liabilities at the time that they are judged to be probable of being incurred and can be reasonably estimated. It is possible that either foreign or domestic taxing authorities could challenge our judgments and estimates and draw conclusions that would cause us to incur tax liabilities in excess of those currently recorded.

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

We consider the undistributed earnings of our foreign subsidiaries to be permanently invested and, accordingly, we have not provided for U.S. Federal, state income or applicable foreign withholding taxes on those amounts. Undistributed earnings of our foreign subsidiaries amounted to approximately $39.3 million at December 31, 2004. Absent the effect of the American Jobs Creation Act of 2004, upon any distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and applicable withholding taxes payable to the foreign countries. The Act provides us with the opportunity to receive a special one-time tax deduction on the repatriation of certain of the undistributed earnings of our foreign subsidiaries during 2005. Although we are still assessing the repatriation provisions of the Act, we do not currently anticipate repatriating funds from India during 2005.

Stock-based Compensation

We issue stock options to our employees under the terms of the eFunds Corporation 2000 Stock Option Plan. Accounting principles generally accepted in the United States of America (GAAP) provide two alternative methods of accounting for stock options issued under the terms and conditions that we typically issue them. One alternative is to estimate the fair value of the stock option at the date of grant and amortize that value as an expense to operations over the contractual vesting period. The other option currently available to companies reporting under GAAP is to estimate the fair value of the option at the grant date, but only reflect the impact of the amortization in a footnote to the financial statements and to forgo adjusting the statement of operations. The method a company chooses to apply is a matter of policy. Consistent with our past practices, we currently utilize the second of these options and we reflect the impact of option amortization in the footnotes to our financial statements. As illustrated in Note 2 to the financial statements, were we to change our accounting policy on this matter to reflect option expense in our statements of income, our results of operations would be materially and adversely affected. The Financial Accounting Standards Board (FASB) recently revised the current applicable accounting pronouncements related to accounting for stock options to require us to reflect our option expense in our statements of income no later than the third quarter of 2005 (see the discussion below regarding SFAS No. 123R under “Recent Accounting Pronouncements”). The amount of stock-based compensation expense we recognize would change if the underlying assumptions used to estimate this expense were to change. For instance, we would expect the expense to decrease if the expected life of the option or the volatility of our stock price were to decrease.

Recent Accounting Pronouncements

In December 2004, the FASB revised SFAS No. 123, “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R replaces SFAS No. 123 and, although the two pronouncements are similar in most respects, a key difference among the pronouncements, is that SFAS No. 123R generally requires companies to recognize the cost of employee services rendered in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123R is effective as of the beginning of the first interim reporting period that begins after June 15, 2005 and may be adopted earlier. We did not adopt SFAS No. 123R as of December 31, 2004 and as a result, SFAS No. 123R has not affected our consolidated financial position or results of operations to date. The adoption of SFAS No. 123R will result in an increase in our employee costs. We have not yet determined which option valuation approach we will use to estimate the fair value of our stock option grants and so we cannot precisely estimate the amount of this increase at this time.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and Staff Position No. FAS 109-2, “Accounting and Disclosure for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (collectively, the Provisions). The Provisions were issued in response to certain issues surrounding the Act. The Act provides certain domestic companies a temporary opportunity to repatriate previously undistributed earnings of controlled foreign subsidiaries at a reduced federal tax rate, approximating 5.25%. The reduced rate is achieved via an 85% dividends received deduction on earnings repatriated during a one-year period. The Provisions address the appropriate treatment of this tax deduction and related accounting and disclosure requirements. Although we are still assessing the repatriation provisions of the Act, we do not currently anticipate repatriating funds from India during 2005.

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, “Accounting for Preexisting Relationships Between the Parties to a Business Combination” (EITF 04-1). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.

FORWARD LOOKING STATEMENTS

When used in this Annual Report on Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in our press releases, letters and reports to stockholders and in oral statements made by our representatives, the words or phrases “should,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed in Exhibit 99.1 to this Annual Report on Form 10-K, that could cause our actual results to differ materially from our historical experience and our present expectations or projections. Such differences could be material and adverse. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Business Outlook for 2005

The Company expects full year net revenues for 2005 to increase approximately 8 to 12 percent on a combined organic and acquisitive basis over the $431 million baseline revenue achieved across the Company’s three remaining segments following the sale of its ATM Portfolio in November 2004. The Company expects net income to increase 17 to 22 percent in 2005 over the net income of $40.8 million reported in 2004 and to generate operating cash flows in 2005 consistent with the level achieved in 2004.

The foregoing expectations reflect the following assumptions:

•	An effective annualized tax rate of approximately 33 percent;

•	Cash outlays for capital expenditures and product development of approximately $40 million;

•	Cash outlays for acquisitions are expected to approximate $75 — $125 million; and

•	The substantial completion of the Company’s $100 million stock buyback program.

The foregoing does not give effect to the adoption of the recent accounting pronouncements requiring the expensing of stock based compensation in 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as our business evolves and could have an adverse or positive impact on our financial results. We have not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency rate or interest rate changes, although we may do so in the future. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses primarily in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, India rupee and Canadian dollar. For the year ended December 31, 2004, approximately 8% of our net revenues and 18% of our operating expenses were denominated in these three currencies.

We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the year ended December 31, 2004. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, India rupee and Canadian dollar would have reduced our reported income before taxes during 2004 by approximately $5 million. A 10% change in the exchange rate for the British pound, India rupee and Canadian dollar would also have an impact on the foreign net assets reflected in our balance sheet, but we would not expect this change to be material to our total assets.

Changes in interest rates could impact our anticipated interest income on cash, cash equivalents and short-term investments. A 10% adverse change in interest rates from the interest rates in effect at the end of 2004 would not, however, have had a material adverse effect on our results of operations or financial condition for 2004.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
eFunds Corporation:

We have audited the accompanying consolidated balance sheets of eFunds Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years ended December 31, 2004 and 2003. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eFunds Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of eFunds Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Phoenix, Arizona
March 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
eFunds Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that eFunds Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). eFunds Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that eFunds Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, eFunds Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on, criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eFunds Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Phoenix, Arizona
March 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
eFunds Corporation
Scottsdale, Arizona

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of eFunds Corporation and subsidiaries (the “Company”) for the year ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We did not audit the financial statements of iDLX Holdings BV (a consolidated subsidiary), which statements reflect net revenue constituting 6 percent of consolidated net revenue and net income constituting 30 percent of consolidated net income for the year ended December 31, 2002. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for iDLX Holdings BV, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of eFunds Corporation and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audit and (as to the amounts included for iDLX Holdings BV) the report of the other auditors, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 14, 2003
(March 14, 2005 as to the effect of the reclass of segment information as described in Note 12)

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EFUNDS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2004	2003
Current assets:
Cash and cash equivalents	$274,477	$104,456
Short-term investments	88,140	53,650
Restricted custodial cash	2,392	4,168
Accounts receivable – net	73,505	63,841
Deferred income taxes	14,340	12,743
Prepaid expenses and other current assets	15,710	17,451

Total current assets	468,564	256,309

Property and equipment – net	50,320	49,629
Long-term deferred income taxes	13,964	—
Intangibles:
Goodwill	59,262	128,586
Other intangible assets	44,410	71,116

Total intangibles – net	103,672	199,702

Other non-current assets	6,441	6,697

Total non-current assets	174,397	256,028

Total assets	$642,961	$512,337

Current liabilities:
Accounts payable	$21,984	$26,585
Accrued liabilities:
Accrued compensation and employee benefits	24,914	16,552
Accrued contract losses	1,162	1,890
Accrued income taxes	40,879	15,037
Deferred revenue and gains	16,445	7,900
Restructuring accruals	3,261	2,475
Other	14,805	17,582
Long-term debt due within one year	1,955	5,586

Total current liabilities	125,405	93,607
Long-term deferred gains	37,539	—
Long-term debt	3,569	1,667
Deferred income taxes	—	11,400
Other long-term liabilities	2,244	4,001

Total liabilities	168,757	110,675

Commitments and contingencies (Notes 3, 7, 10, 13, 14 and 15)
Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.01 par value (authorized: 250,000,000 shares; issued and outstanding: 49,305,446 and 47,299,742 shares at December 31, 2004 and 2003, respectively)	493	473
Additional paid-in capital	446,825	418,496
Retained earnings (accumulated deficit)	23,231	(17,587)
Accumulated other comprehensive income	3,655	280

Stockholders’ equity	474,204	401,662

Total liabilities and stockholders’ equity	$642,961	$512,337

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
Net revenue	$552,148	$532,054	$543,107

Operating expenses:
Processing, communication and service costs	217,736	230,724	226,151
Employee costs	189,762	179,896	185,719
Depreciation and amortization	36,201	35,385	36,972
Other operating costs	46,325	46,780	44,321
Restructuring, asset impairment and other charges	3,093	4,209	16,525
Contract loss provision (reversal)	501	(3,650)	(2,000)

Total operating expenses	493,618	493,344	507,688

Income from operations	58,530	38,710	35,419
Other (expense) income – net	(218)	1,157	734

Income before income taxes	58,312	39,867	36,153
Provision for income taxes	(17,494)	(10,959)	(11,599)

Net income	$40,818	$28,908	$24,554

Weighted average shares outstanding:
Basic	48,201	46,854	46,588

Diluted	49,405	47,239	46,738

Net income per share:
Basic	$0.85	$0.62	$0.53

Diluted	$0.83	$0.61	$0.53

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2004	2003	2002
Net income	$40,818	$28,908	$24,554
Other comprehensive income:
Foreign currency translation adjustments	3,375	2,183	407

Comprehensive income	$44,193	$31,091	$24,961

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Retained	Accumulated
			Additional	earnings	other	Total
	Common Stock		paid-in	(accumulated	comprehensive	stockholders’
(in thousands)	Shares	Amount	capital	deficit)	income (loss)	equity
Balance, December 31, 2001	46,380	$464	$407,210	$(71,049)	$(2,310)	$334,315
Net income	—	—	—	24,554	—	24,554
Proceeds from exercise of stock options	105	1	1,309	—	—	1,310
Restricted stock units	24	—	217	—	—	217
Proceeds from employee stock purchase plan	194	2	1,817	—	—	1,819
Tax benefits attributable to stock options exercised	—	—	898	—	—	898
Translation adjustment	—	—	—	—	407	407

Balance, December 31, 2002	46,703	467	411,451	(46,495)	(1,903)	363,520
Net income	—	—	—	28,908	—	28,908
Proceeds from exercise of stock options	440	4	5,204	—	—	5,208
Restricted stock units	17	1	166	—	—	167
Proceeds from employee stock purchase plan	140	1	1,058	—	—	1,059
Tax benefits attributable to stock options exercised	—	—	617	—	—	617
Translation adjustment	—	—	—	—	2,183	2,183

Balance, December 31, 2003	47,300	473	418,496	(17,587)	280	401,662
Net income	—	—	—	40,818	—	40,818
Proceeds from exercise of stock options	1,879	19	23,217	—	—	23,236
Restricted stock units	29	—	323	—	—	323
Proceeds from employee stock purchase plan	97	1	1,431	—	—	1,432
Tax benefits attributable to stock options exercised	—	—	3,358	—	—	3,358
Translation adjustment	—	—	—	—	3,375	3,375

Balance, December 31, 2004	49,305	$493	$446,825	$23,231	$3,655	$474,204

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2004	2003	2002
Cash flows from operating activities:
Net income	$40,818	$28,908	$24,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,689	14,768	17,725
Amortization	21,512	20,617	19,247
Loss on impairment or disposals of property, equipment and intangibles	769	1,731	7,980
Deferred income taxes	(26,961)	1,035	2,430
Write-off of purchased in-process research and development	—	1,493	—
Provision (reversal) for contract losses	501	(3,650)	(2,000)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Restricted custodial cash	1,776	(1,122)	(1,922)
Accounts receivable	(13,801)	(209)	20,199
Accounts payable	(1,999)	(8,130)	7,285
Accrued compensation and employee benefits	7,944	12,502	(12,975)
Income taxes receivable/payable	29,201	7,714	2,302
Accrued contract losses	(1,230)	(2,038)	(5,199)
Other assets and liabilities	(3,623)	(171)	(4,834)

Net cash provided by operating activities	69,596	73,448	74,792

Cash flows from investing activities:
Capital expenditures	(28,651)	(21,954)	(20,861)
Payments for acquisitions and investments, net of cash acquired	(6,079)	(27,456)	(35,184)
Proceeds from sales of property and equipment	—	13,310	—
Proceeds from sale of ATM portfolio	152,056	—	—
Net purchases of short-term investments	(34,490)	(53,650)	—
Other	(712)	(1,748)	(1,425)

Net cash provided by (used in) investing activities	82,124	(91,498)	(57,470)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	24,668	6,267	3,129
Payments on long-term debt	(6,367)	(3,248)	(2,835)

Net cash provided by financing activities	18,301	3,019	294

Net increase (decrease) in cash and cash equivalents	170,021	(15,031)	17,616
Cash and cash equivalents at beginning of period	104,456	119,487	101,871

Cash and cash equivalents at end of period	$274,477	$104,456	$119,487

Supplemental cash flow data
Cash paid during the year for:
Interest	$548	$527	$390
Income taxes	16,268	2,702	5,407
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$5,524	$7,762	$—

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

NOTE 1 — DESCRIPTION OF BUSINESS:

The goal of eFunds Corporation and its wholly-owned subsidiaries (the Company) is to enable trusted commerce by delivering risk management, payment and outsourcing solutions that strengthen their customers’ overall profitability through increased revenue, reduced costs and improved operating efficiency and technology performance. The Company’s principal focus is on issuers of transaction accounts, such as financial institutions, financial services companies, electronic funds transfer networks, retailers, government agencies, telecommunications companies and other businesses.

During the first ten months of 2004 and during the years ended December 31, 2003 and 2002, the Company had four operating segments: Electronic Payments; Risk Management; Global Outsourcing; and Automated Teller Machine (ATM) Management. The Electronic Payments segment provides electronic funds transfer (EFT) processing services, including automated clearinghouse (ACH) processing and electronic benefit transfer (EBT) services for government agencies, EFT software, software applications development, maintenance and installation. The Risk Management segment provides data based risk management services and other related products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides business process outsourcing services and information technology services. The ATM Management segment provided ATM deployment, management and branding services. On November 19, 2004, the Company sold a significant component of the ATM Management segment and has not considered its ATM management business as a separate operating segment since that date (see Note 4).

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

Use of estimates

The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As part of this process, management is required to make certain assumptions and estimates that affect the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all information available using management’s best efforts. It is reasonably possible that there will be changes in these assumptions and estimates in the near term if it becomes reasonably possible that a condition, situation or set of circumstances that existed at the date of the financial statements changes in the near term due to one or more future confirming events and the effect of the change would be material to the financial statements. These estimates and assumptions include, but are not limited to:

-	estimates of the fair value of the Company’s reporting segments that are used to determine whether the goodwill recorded in respect of these segments has been impaired;

-	estimates of the fair value and estimated costs of disposal of assets held for sale and their related liabilities;

-	estimates of the useful lives and residual values of property and equipment;

-	estimates of the fair value of intangible assets;

-	estimates of the fair value of stock options granted to employees;

-	estimates surrounding contract performance variables when determining whether a long-term service contract is in a loss position; and

-	estimates regarding the likelihood and the extent to which the benefits associated with deferred tax assets will be realized.

Cash and cash equivalents

The Company considers all cash on hand, money market funds and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Interest earned on cash, cash equivalents and short-term investments (discussed below) was $3.2 million in 2004,

$2.1 million in 2003 and $1.7 million in 2002 and is included in “Other (expense) income – net.” As part of the Company’s transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due the Company are included in cash and cash equivalents. As of December 31, 2004, approximately $35.5 million of settlement payments were due to the Company and it received these funds in early January 2005. As of December 31, 2003, approximately $23.0 million was due to the Company and it received these funds in early January 2004.

Short-term investments

Short-term investments consist of auction rate securities with remaining time to maturity greater than 90 days that are available for sale. The investments are classified in the consolidated balance sheets as current assets because they can be readily converted into cash or into securities with a shorter remaining time to maturity and because the Company is not committed to holding the investments until maturity. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such designations as of each balance sheet date. Short-term investments are stated at amounts that approximate fair market value, based on quoted market prices.

The Company has reclassified its consolidated balance sheet at December 31, 2003 and consolidated statement of cash flow for the year ended December 31, 2003 to conform to its presentation of short-term investments in 2004. The Company did not have any short-term investments in 2002.

Restricted custodial cash

In connection with the Company’s electronic payments business, the Company also has cash belonging to customers that temporarily resides in custodial accounts maintained by the Company. The Company records these amounts as current restricted custodial cash with a corresponding liability within other accrued liabilities in the consolidated balance sheets.

Accounts receivable

Accounts receivable are stated net of allowances for uncollectible accounts of $2.4 million and $3.1 million at December 31, 2004 and 2003, respectively. Management develops its estimate of this allowance based on the Company’s experience with specific customers, its understanding of their current economic circumstances and its own judgment as to the likelihood of their ultimate payment. Management also considers the Company’s collection experience with the balance of its receivables portfolio and makes estimates regarding collectibility based on trends in aging. Bad debt is reflected as a component of other operating costs in the consolidated income statements and represents accounts receivables that are deemed uncollectible by the Company’s management, net of amounts recovered during the period that were previously deemed uncollectible and changes in management’s estimates related to the collectibility of accounts receivable. Bad debt expense was $0.9 million in 2003. Bad debt expense was not material in 2004 or 2002. When a specific account receivable is determined to be uncollectible, the Company reduces both its accounts receivable and allowances for uncollectible accounts accordingly. At December 31, 2004, one customer accounted for approximately 10% of the Company’s total receivables.

Assets and liabilities related to assets held for sale

When management determines that a material long-lived asset or a long-lived asset that is part of a group that includes other assets and liabilities (an asset group) is to be disposed of within a twelve-month period and all other criteria required under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), have been met, that material asset or asset group is reclassified to assets held for sale. Depreciation and amortization on any related property and equipment of that asset or asset group is discontinued. Assets and liabilities related to assets held for sale are valued at the lower of their carrying amount or estimated fair value less cost to sell.

As of December 31, 2002, the Company had classified two administrative facilities as assets held for sale, one located in Glendale, Wisconsin and the other located in Runcorn, United Kingdom. In estimating the properties’ fair value less cost to sell, management considered recent appraisals and offers relative to these assets. As a result of these considerations, the Company recorded a pre-tax loss of $3.0 million to write-down these assets during 2002 (see Note 6). This amount is reflected in the 2002 “Restructuring, asset impairment and other charges” in the accompanying consolidated statements of income.

During the first quarter of 2003, the Glendale, Wisconsin facility was sold for net proceeds of approximately $12 million. The Company also entered into an agreement with the buyer for a short-term leaseback. The gain of approximately $0.6 million from this sale was amortized over the term of the leaseback. In October 2003, the Company completed the sale of its facility in Runcorn, United Kingdom and recorded an approximate $0.5 million gain on the sale of this property. The gains from these sales are reflected in 2003 “Other (expense) income – net” in the accompanying consolidated statements of income.

In the third quarter of 2004, the Company entered into a definitive agreement to sell the ATM machines and merchant contracts (the ATM Portfolio) associated with its ATM Management segment. Following the execution of this agreement, the Company classified the assets and liabilities related to the ATM Portfolio as held for sale. The Company sold the ATM Portfolio during the fourth quarter of 2004 (see Note 4). There are no items recorded as assets held for sale at December 31, 2004.

Property and equipment

Property and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are capitalized and stated at historical cost. Buildings with 40-year lives and computer and other equipment with lives of three to eight years are generally depreciated using accelerated methods. Leasehold and building improvements are depreciated on a straight-line basis over the estimated useful lives of the property or the life of the lease, whichever is shorter. Machinery and equipment is depreciated on a straight-line basis over the estimated useful live of the asset, which is typically three to eight years. Property and equipment are tested for impairment in accordance with SFAS No. 144 (see Note 6).

At December 31, property and equipment consisted of the following:

(in thousands)	2004	2003
Land and improvements	$3,070	$3,070
Buildings and improvements	31,206	29,776
Machinery and equipment	31,485	31,957
Computer equipment	76,912	81,875

Total property and equipment	142,673	146,678
Accumulated depreciation and amortization	(92,353)	(97,049)

Property and equipment — net	$50,320	$49,629

Intangible assets and goodwill

Intangible assets with finite lives are stated at cost, net of accumulated amortization, and are subject to impairment testing under certain circumstances in accordance with SFAS No. 144 and other applicable pronouncements. These assets are amortized on the straight-line and accelerated methods, as appropriate, over their estimated useful lives or period of expected benefit. Effective January 1, 2002, intangible assets with indefinite lives are no longer amortized but instead are subject to periodic impairment testing in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).

In accordance with SFAS No. 142, goodwill is no longer amortized but instead is subject to periodic impairment testing. Goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired. The impairment test consists of a comparison of the estimated fair value of the reporting segment with its carrying amount, including its goodwill. The Company reviewed its recorded goodwill for potential impairment as of December 31, 2004 and concluded that its goodwill was not impaired.

Fair value of financial instruments

The fair value of the Company’s financial instruments was not materially different from their carrying or contract values at December 31, 2004 and 2003.

Accrued contract losses

Provisions for anticipated losses on long-term service contracts are recorded in full in the period in which such losses become probable and reasonably estimable. On a periodic basis, the Company compares the actual losses on any long-term service contracts that are projected to be in a loss position with the associated loss estimates and assumptions used to record the provision. Reversals or increases in the estimated loss are recognized as changes to those loss provisions become probable and reasonably estimable. Although the timing of any reversals or increases in the provision for anticipated losses is not related to the contract’s life, the Company’s ability to more precisely estimate the future performance of any given contract improves as the remaining term of that contract shortens (see Note 7).

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

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $39.3 million at December 31, 2004. Those earnings are currently considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided for these undistributed earnings. The American Jobs Creation Act of 2004 (the Act) provides for a special one-time tax deduction on the repatriation of certain of the undistributed earnings of the Company’s foreign subsidiaries during 2005. Although the Company is still assessing the repatriation provisions of the Act, it does not currently anticipate repatriating funds from India during 2005.

Revenue recognition

The Company’s net revenues consist of fees for transaction processing and related services, risk management, software and data licensing, maintenance and support, government benefit distribution, business process outsourcing and information technology consulting services. Revenue arrangements entered into subsequent to June 15, 2003 with multiple deliverables are divided into separate units of accounting. A delivered item is considered a separate unit of accounting if the item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered item, and delivery of the item is considered probable and substantially in the control of the Company if a general right of return on the delivered unit exists. The total consideration associated with the arrangement is allocated among each of the separate units of accounting based on their relative fair values if determinable or using a residual method if only the fair value of the undelivered item exists. The applicable revenue recognition criteria is considered separately for each unit of accounting. The Company’s revenue recognition policies for the various types of fees it receives are as follows:

•	Transaction processing and service fees are recognized in the period that the service is rendered. These services consist of processing customers’ electronic debit transactions and settling the funds with the financial institutions involved in the transactions. Transaction processing and service fees are charged on a per transaction basis, depending on the contractual arrangement with the customer. Government services fees are recognized in the period services are rendered based on monthly fees per benefits recipient.

•	In connection with the provision of services in the ATM management services segment, the Company earned surcharge and interchange fees as the primary service provider. Surcharge fees are the familiar fees the user of an ATM pays at the time of a transaction. Interchange fees are paid by that user’s financial institution. The Company assumed credit risk associated with collection of these fees. Generally, the Company’s arrangements called for it to pay a fee to the occupant of the property at which the ATM was physically located. The amount of this fee typically had some relationship to the surcharge and interchange fees that were collected by the Company on individual transactions. Based upon the underlying contractual provisions associated with the Company’s arrangements, the Company recorded the surcharge and interchange fees that it collected at their gross amounts as revenue and the residual payments to the occupant of the property at which the ATM was physically located as a processing, communication and service cost. Effective as of the date of the sale of the Company’s ATM Portfolio, the Company’s ATM management business segment is no longer reported as a separate operating segment. Following this sale, the Company no longer provides ATM managed services that earn surcharge or interchange fees.

•	Risk management fees are recognized as revenue in the period the services are rendered. Risk management services consist of new account applicant and check verification screenings to manage the risk associated with account openings and check acceptance. Risk management fees are based on the number of inquiries against the databases used for screening purposes or monthly fees based on the net monthly sales of the user of the Company’s products or other similar measures, depending on the product and service.

•	The Company provides business process outsourcing and information technology consulting services. Revenue from providing these services is generally recognized under one of two methods, depending on the relevant contractual terms. Under the time and materials method, which is applied to a significant portion of the Company’s professional services contracts, revenue is based on a fee per hour basis and is recognized as hours are completed. Under the fixed contract method, which represents an insignificant portion of the Company’s revenues, a pre-set fee is agreed upon for a project and revenue is recognized proportionately to the percentage of completion of the project. If information technology consulting services involve the significant modification, customization or production of the software that has been licensed from the Company, the license fee and related service fees are also recognized proportionately to the percentage of completion of the project. Service contracts in which the fees are recognized proportionately to the percentage of completion of the project typically use the expended method for measuring progress toward completion of the project. This method typically measures progress toward completion using labor hours or days incurred compared to the total estimated number of hours or days required to complete the project. This method relies on estimates of the total effort necessary to complete the project and these estimates are subject to revision as the projects progress towards completion. Revisions to these estimates that result in a material impact to the Company’s results of operations or financial position are recorded in the periods in which the Company determines that a revision is probable and subject to reasonable estimation.

•	Software and data license fees for standard products are recognized when evidence of an arrangement exists, the license fee is fixed or determinable, collectibility of the license fee is probable and delivery has occurred. If a license contains customer acceptance criteria for which significant uncertainties exist, the revenue is recognized upon the earlier of customer acceptance or the satisfaction of the customer acceptance criteria. Certain software products include multiple modules and the license fee charged to the customer is based on the modules licensed. If a customer contract requires that the Company deliver multiple elements, then upfront fees related to the delivered element may be recognized as revenue if vendor specific objective evidence of fair value exists for each of the undelivered elements. In these instances, the total fair value of the undelivered elements, based on vendor specific objective evidence, is recorded as deferred revenue. The difference between the total arrangement fee and the amount recorded as deferred revenue is recognized as revenue related to the delivered elements. If vendor specific objective evidence of fair value does not exist, then the total fees of the arrangement are recognized ratably over the entire term of the underlying agreement.

•	Software maintenance and support revenue is recognized ratably over the term of the contract or as the services are rendered.

The following table illustrates the Company’s revenue generated from software sales. Amounts have been reclassified in prior years to conform with current year presentation, which reflects the inclusion of customer reimbursed fees with the related software product lines:

	Year Ended December 31,
(in thousands)	2004	2003	2002
License fees	$6,952	$7,880	$12,835
Maintenance	20,317	15,264	13,362
Software services	8,947	7,966	6,793

	$36,216	$31,110	$32,990

The process involved in evaluating the appropriateness of revenue recognition involves judgments about vendor specific objective evidence of fair value, collectibility of license fees and projections of costs to complete projects for the Company’s customers.

Employee stock-based compensation

The Company accounts for the issuance of stock options to employees using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost related to the issuance of stock options is reflected in net income as all options granted under the Company’s plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share that would result if the Company had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation during the periods indicated.

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2004	2003	2002
Net income, as reported	$40,818	$28,908	$24,554
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(3,788)	(2,718)	(6,960)

Pro forma net income	$37,030	$26,190	$17,594

Earnings per share:
Basic-as reported	$0.85	$0.62	$0.53

Basic-pro forma	$0.77	$0.56	$0.38

Diluted-as reported	$0.83	$0.61	$0.53

Diluted-pro forma	$0.75	$0.55	$0.38

For purposes of applying SFAS No. 123, the estimated fair value of stock options granted during 2004, 2003 and 2002 was $7.86, $4.35 and $7.32, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002
Expected volatility	38.6%	48.6%	68.1%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.5%	2.9%	3.2%
Expected life	5 years	5 years	5 years

Translation adjustments

The financial position and results of operations of the Company’s international subsidiaries are measured using local currencies as the functional currencies. The assets and liabilities of these operations are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income or loss in the stockholders’ equity section of the consolidated balance sheets. Income and losses that result from foreign currency transactions are included in earnings. The Company incurred a loss from foreign currency transactions of $2.4 million in 2004 which is included in “Other (expense) income – net.” Amounts incurred in 2003 and 2002 were not material.

Comprehensive income

The Company’s total comprehensive income consists of net income and foreign currency translation adjustments. The foreign currency translation adjustments are reflected as accumulated other comprehensive income or loss in the Company’s consolidated balance sheets.

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123, “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R replaces SFAS No. 123 and, although the two pronouncements are similar in most respects, a key difference among the pronouncements is that SFAS No. 123R generally requires companies to recognize the cost of employee services rendered in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123R is effective as of the beginning of the first interim reporting period that begins after June 15, 2005 and may be adopted earlier. The Company did not adopt SFAS No. 123R as of December 31, 2004 and as a result, SFAS No. 123R has not affected the Company’s consolidated financial position or results of operations to date. The adoption of SFAS 123R will result in an increase in the Company’s employee costs. The Company has not yet determined which option valuation approach it will use to estimate the fair value of the stock option grants and so the Company cannot precisely estimate the amount of this increase at this time.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and Staff Position No. FAS 109-2, “Accounting and Disclosure for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (collectively, the Provisions). The Provisions were issued in response to certain issues surrounding the Act. This Act provides certain domestic companies a temporary opportunity to repatriate previously undistributed earnings of controlled foreign subsidiaries at a reduced federal tax rate, approximating 5.25%. The reduced rate is achieved via an 85% dividends received deduction on earnings repatriated during a one-year period. The Provisions address the appropriate treatment of the tax deduction as well as accounting and disclosure requirements related to the deduction. Although the Company is still assessing the repatriation provisions of the Act, it does not currently anticipate repatriating funds from India during 2005.

In September 2004, the Emerging Issues Task Force (EITF) reached a consensus regarding Issue No. 04-1, “Accounting for Preexisting Relationships Between the Parties to a Business Combination” (EITF 04-1). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The Company will apply EITF 04-1 to acquisitions subsequent to the effective date and in its future goodwill impairment testing.

NOTE 3 — BUSINESS COMBINATIONS:

Acquisitions during the years ended December 31, 2003 and 2002

During 2002, the Company acquired four independent ATM networks through stock or asset purchases: Hanco Systems, Inc. (Hanco); Samsar ATM Company, Inc. (Samsar); Evergreen Teller Services, Inc. (Evergreen); and Cash Resources, Inc. (CRI). The operating results of Hanco, Samsar, Evergreen and CRI have been included in the Company’s consolidated financial statements since the date of each purchase.

The total purchase price of these acquisitions was approximately $40 million of which approximately $35 million was paid in cash. The purchase prices were allocated to the assets and liabilities of the acquired companies and the unallocated portions of the purchase price were recorded as goodwill. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of each acquisition and the weighted average useful lives of the acquired intangible assets:

		Wtd. Avg
(dollars in thousands)	Amount	Useful Lives
Current assets	$1,784
Property and equipment	1,085
Intangible assets:
Acquired contracts	10,570	12.8 years
Non-compete agreements and other	1,150	3.6 years
Goodwill	24,969
Other assets	100

Total assets acquired	39,658
Current liabilities	1,734

Net assets acquired	$37,924

The ATM networks acquired during 2002 were included in the ATM Portfolio sale the Company completed in November 2004 (see Note 4).

On November 12, 2003, the Company acquired substantially all of the assets of Oasis Technology Ltd. (Oasis), a privately held provider of transaction processing software. The results of Oasis have been included in the Company’s consolidated financial statements since that date. The total purchase price for Oasis was approximately $31 million, of which approximately $27 million was paid in cash and the remainder was placed in escrow subject to the satisfaction of certain post-closing conditions. At December 31, 2004, payment of approximately $1.6 million of the aggregate purchase price remained subject to the satisfaction of certain post-closing conditions. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the Oasis acquisition and the useful lives of its intangible assets:

		Useful
(dollars in thousands)	Amount	Lives
Current assets	$5,588
Property and equipment	303
Intangible assets:
Developed technology	7,947	5 years
Backlog	794	1 year
Maintenance contracts, trade name, and distributor contracts	5,082	9 years
In-process technology	1,493	n/a
Goodwill	13,360

Total assets acquired	34,567
Current liabilities	3,825

Net assets acquired	$30,742

The value assigned to Oasis’ in-process research and development of $1.5 million was expensed at the date of acquisition and is reflected in “Restructuring, asset impairment and other charges” in the accompanying consolidated statements of income. The entire amount of goodwill was assigned to the Electronic Payments segment and is expected to be deductible for tax purposes.

The following table summarizes the unaudited pro forma results of operations of the Company as though the acquisition of Oasis had occurred at the beginning 2003 and 2002. The table also includes pro forma information relating to the acquisitions of Hanco, Samsar, Evergreen, and CRI in 2002. Pro forma adjustments include only the effects of events directly related to the acquisitions that are factually supported and expected to have a continuing impact. The pro forma results contained in the table below include pro forma adjustments related to the extinguishment of Oasis’ debt and the application of the Company’s income tax rate to the pro forma net income.

	(unaudited)
(in thousands, except per share amounts)	2003	2002
Net revenue	$547,594	$579,094
Net income	29,067	16,119
Net income per share:
Basic	$0.62	$0.35
Diluted	$0.62	$0.34

Acquisitions during the year ended December 31, 2004

In April of 2004, the Company acquired Penley, Inc. (Penley), which provides identity verification services, and Loss Control Solutions (LCS), which offers fraud investigation case management software for the financial services industry. The primary reason for these acquisitions was to expand the product suite and customer set within the Risk Management segment. The results of operations for the acquired entities have been included in the Company’s consolidated income statements since the acquisition dates. The aggregate initial purchase price paid for the entities was approximately $6 million, of which approximately $5 million was funded from existing cash on hand. Approximately $1 million of the purchase price was placed in escrow subject to the satisfaction of certain post-closing conditions and the distribution of this amount remained subject to such conditions at December 31, 2004. Additional amounts could become payable to the former stockholders of Penley if the acquired business achieves certain revenue and income targets during the two year period following the acquisition. The maximum additional amount payable to such stockholders is $21 million.

The results of operations of Penley and LCS are not material to the Company, and accordingly, pro forma results of operations for the acquisitions have not been provided. The estimated fair value of the net assets acquired was approximately $6 million, which included approximately $5 million of goodwill and approximately $1 million of intangible assets related to acquired contracts which have an estimated life of approximately 6 years. All of the goodwill and intangible assets associated with this transaction were assigned to the Risk Management segment.

NOTE 4 — DISPOSITIONS:

On November 19, 2004, the Company consummated an agreement (the Agreement) to sell the ATM Portfolio associated with its ATM Management segment. Concurrently with the consummation of the sale of the ATM Portfolio, the Company entered into a five year Master Services Agreement (MSA) with the buyer. Pursuant to the MSA, the Company is providing the buyer with transaction processing, residual administration, cash and telecommunications management, help desk and other ATM management services. The ATM Portfolio represented a significant portion of the ATM Management segment and the Company ceased presenting this business as a separate operating segment following the ATM Portfolio sale. The services provided in accordance with the MSA are presented within the Company’s remaining segments with processing service revenues and related costs being recorded within the Electronic Payments segment and revenues from ATM management services and costs reported within the Global Outsourcing segment. The operating results of the ATM Portfolio have not been presented as discontinued operations because the Company has significant continuing involvement in the operations of the asset group through the MSA. The major asset categories and related carrying amounts sold and disposed of included net accounts receivable of $4 million, net property and equipment of $7 million, goodwill of approximately $76 million, net other intangible assets of approximately $17 million, other current assets of approximately $2 million and accounts payable and other current liabilities of approximately $7 million. The Company incurred approximately $5 million of costs in connection with the transaction that primarily consisted of professional service fees.

The amounts received by the Company in connection with the Agreement exceeded the book value of the ATM Portfolio by approximately $48 million. In considering the appropriate method for accounting for the excess proceeds from this arrangement, the Company considered the analogous authoritative literature. The most directly applicable pronouncement was considered to be EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 indicates that in arrangements with multiple elements that are deemed to be in substance one arrangement, any income or gain associated with the arrangement should be deferred and recognized over the period of the remaining obligations unless there is sufficient, objective and reliable evidence of the fair value of the undelivered contractual elements. The Company considers the ATM Portfolio sale and the MSA to be components of a single arrangement because these transactions were negotiated simultaneously without regard to their individual economic characteristics. Although both factual and anecdotal evidence was considered, the Company was unable to determine the fair value of the MSA with a reasonable degree of certainty due to, among other things, the uniqueness of that contract, the lack of similar arrangements in the industry and because the contractual cash flows expected to be generated by the MSA are not representative of the contract’s intrinsic fair value absent the compensating benefits associated with the entirety of the arrangement represented by the ATM Portfolio sale and the MSA. Due to the lack of sufficient, objective and reliable evidence of the fair value of the MSA, the Company determined that the only appropriate method of accounting for the arrangement was to defer the entirety of the implied gain from the transactions and amortize this amount as a reduction in the other operating costs of the Global Outsourcing segment over the period of the remaining undelivered elements of the obligations of the arrangement (the initial five year term of the MSA). At December 31, 2004, approximately $47 million of the implied gain was recorded as a deferred gain of which $10 million was recorded as current liabilities and the remainder is included in long-term liabilities. The Company has modified its approach to accounting for this agreement and will not be recognizing any revenues as a result of this amortization in future periods.

The following table summarizes the unaudited pro forma results of operations of the Company as though the disposition of the ATM Portfolio had occurred at the beginning of each period presented. Pro forma adjustments include only the effects of events directly related to the divestiture that are factually supported and expected to have a continuing impact. The pro forma results contained in the table below include adjustments to remove all revenues and controllable costs related to the ATM Portfolio as well as adjustments to reflect the application of the Company’s income tax rate to the pro forma net income. The adjustments do not reflect the elimination of certain technology and corporate overhead costs as a result of the ATM Portfolio sale. Approximately $11 million and $10 million of these indirect costs were allocated to the operations included in the ATM Portfolio sale during the years ended December 31, 2004 and 2003, respectively. The pro forma adjustments also do not include revenues from the MSA or the amortization of the gain on the ATM Portfolio in periods prior to the consummation date of the ATM Portfolio sale as these were derived from the prospective transaction.

	(unaudited)
(in thousands, except per share amounts)	2004	2003
Net revenue	$430,829	$392,257
Net income	33,486	21,848
Net income per share:
Basic	$0.69	$0.47
Diluted	$0.68	$0.46

NOTE 5 — INTANGIBLES:

Intangible assets consist primarily of capitalized software costs, acquired contracts and goodwill.

Software-internal use

The Company capitalizes the cost of software developed or obtained for internal use once the preliminary project stage has been completed, management commits to funding the project, it is probable that the project will be completed and the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and the software is ready for its intended use.

Software-licensing and resale

Software developed for licensing and resale is capitalized once technological feasibility has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications have been completed. Capitalization of costs ceases when the product is available for general release to customers. These costs are amortized on a product-by-product basis, normally over three years and no longer than five years, taking into account such factors as the effects of obsolescence, technological advances and competition. Software developed for resale is carried at the lesser of amortized cost or net realizable value.

Acquired contracts and other

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

Other intangibles include assets obtained in connection with the acquisition of other companies, such as non-competition agreements. Assets such as non-competition agreements are carried at their estimated fair value at the date of acquisition less any applicable amortization. Amortization is recognized over the periods of the non-competition agreements.

Intangible assets, both acquired and developed, subject to amortization are presented in the table below. Certain intangible assets presented in the table for 2003 were reclassified during the fourth quarter of 2004 to conform with the current period presentation. The reclassification reflects the recharacterization of internally developed software amounts to present those amounts in the intangible assets category that is consistent with the related software’s primary use.

	Wtd. Avg.	December 31, 2004			December 31, 2003
	Amort.	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net
Software-internal use	4	$94,272	$(69,388)	$24,884	$90,770	$(59,340)	$31,430
Software-licensing and resale	5	54,996	(40,522)	14,474	51,505	(37,442)	14,063
Acquired contracts and other	6	28,755	(23,703)	5,052	51,905	(26,282)	25,623

		$178,023	$(133,613)	$44,410	$194,180	$(123,064)	$71,116

For the years ended December 31, 2004, 2003 and 2002 amortization expense for intangible assets was $21.5 million, $20.6 million and $19.2 million, respectively. The estimated future annual amortization expense for intangible assets held at December 31, 2004 is $16 million, $12 million, $8 million, $5 million, $2 million and $1 million for the years 2005, 2006, 2007, 2008, 2009 and 2010, respectively.

Goodwill

When the Company acquires another company, accounting principles generally accepted in the United States of America require the Company to estimate the fair value of the other company’s tangible assets and liabilities and identifiable intangible assets. Based upon these estimates, the purchase price is allocated to the assets and liabilities of the acquired company for the purpose of recording these items in the Company’s financial records. Any unallocated purchase price is recorded as goodwill. The distinction between the amount of the purchase price allocated either to tangible assets and liabilities or identifiable intangible assets and goodwill is significant because goodwill is not amortized to the Company’s consolidated statements of income but is instead subject to the annual impairment test discussed below. Estimates inherent in the process of this purchase price allocation include assumptions regarding the timing and amounts of future cash inflows and outflows, the salability of inventories, selection of discount rates, contract renewal rates and general market conditions. Where appropriate, third-party valuation professionals are used to assist management in making these estimates.

Following the ATM Portfolio sale, certain goodwill amounts that were previously classified within the ATM Management segment but which were not associated with the ATM Portfolio have been reclassified to the Global Outsourcing segment because that segment employs the goodwill in performing its obligations under the MSA (see Note 4). The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

	Electronic	Risk	Global	ATM
(in thousands)	Payments	Management	Outsourcing	Management	Other	Total
Balance as of January 1, 2003	$1,600	$5,724	$20,559	$75,547	$10,606	$114,036
Goodwill acquired during year	13,360	—	—	—	—	13,360
Contingent consideration	—	—	—	2,435	—	2,435
Adjustment for acquired net operating loss carryforward	—	—	—	—	(1,245)	(1,245)

Balance as of December 31, 2003	14,960	5,724	20,559	77,982	9,361	128,586
Goodwill acquired during year	428	5,452	—	—	796	6,676
Disposition of ATM Portfolio	—	—	2,189	(77,982)	(207)	(76,000)

Balance as of December 31, 2004	$15,388	$11,176	$22,748	$—	$9,950	$59,262

NOTE 6 — RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGES:

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

Long-lived assets to be held and used

Whenever events or changes in circumstances indicate that a long-lived asset that is not held for sale may be impaired, the Company evaluates the recoverability of the asset’s value by measuring its carrying amount against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows associated with the asset be less than its carrying value, an impairment loss equal to the amount by which the carrying value of the asset exceeds its fair value would be recognized. In evaluating whether there is any impairment of a long-lived asset associated with a long-term service contract, the amount of any loss contract accrual is excluded from the undiscounted future cash flows associated with the long-lived asset when determining whether the asset is impaired.

Long-lived assets held for sale

The Company evaluates the recoverability of property and equipment and identifiable intangibles held for sale by comparing their carrying amount with their estimated fair value less costs to sell. Should the estimated fair value less costs to sell be less than the carrying value of a long-lived asset, an impairment loss would be recognized. The impairment loss would be equal to the amount by which the carrying value of the asset exceeded its estimated fair value less costs to sell.

The Company has recorded restructuring, asset impairment and other charges in accordance with its accounting policies as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Property and equipment	$—	$—	$5,067
Software	—	—	2,122
In-process research and development	—	1,493	—

Total asset impairment and other charges	—	1,493	7,189
Reversal of lease-related provision (see table below)	—	(854)	—
Restructuring charges (see table below)	3,093	3,570	9,336

Total restructuring, asset impairment and other charges	$3,093	$4,209	$16,525

Restructuring accruals

Through December 31, 2002, restructuring charges were accrued in the period in which management committed to execute the restructuring actions. Subsequent to that date, restructuring charges were comprised of termination benefits which are accrued when the payment of the severance benefits is considered probable and the amount of those benefits can be reasonably estimated. These charges are included in “Restructuring, asset impairment and other charges” in the Company’s consolidated statements of income.

During 2002, management initiated cost reduction efforts associated with specific product lines and corporate-wide initiatives. These measures resulted in restructuring and asset impairment charges of $3.1 million, $2.7 million and $16.5 million in 2004, 2003 and 2002, respectively. Severance charges recorded in 2004 of $3.1 million relate to the elimination of approximately 158 positions. These charges are expected to be paid through 2005. The charges in 2003 were comprised of severance benefits totaling $3.6 million for the elimination of approximately 380 positions located primarily in the United States and the reversal of $0.9 million of lease related reserves to reflect the subleasing of the associated properties. The charges in 2002 were comprised of severance benefits totaling $4.5 million for the elimination of 343 positions located primarily in the United States, lease related costs of $4.8 million related to the consolidation of facilities, impairment of fixed assets totaling $5.1 million (including a $3.0 million charge to write-down a building in Glendale, Wisconsin that was held for sale), and a software impairment charge of $2.1 million related to products that were discontinued.

The following table summarizes the change in the Company’s restructuring accruals for 2004, 2003 and 2002 including the long-term portion of approximately $1.1 million, $1.9 million and $4.6 million at December 31, 2004, 2003 and 2002, respectively. The Company expects to pay the remaining severance related accruals in 2005 and the lease-related costs over the terms of the leases. The lease-related costs are payable through 2010.

	Severance	Lease Related
(in thousands)	Related	Cost & Other	Total
Balance December 31, 2001	$1,011	$1,879	$2,890
Expense provision	4,517	4,819	9,336
Cash payments	(3,730)	(1,511)	(5,241)

Balance December 31, 2002	1,798	5,187	6,985
Reversal of lease-related provision	—	(854)	(854)
Expense provision	3,570	—	3,570
Cash payments	(3,800)	(1,547)	(5,347)

Balance December 31, 2003	1,568	2,786	4,354
Expense provision	3,093	—	3,093
Cash payments	(2,197)	(844)	(3,041)

Balance December 31, 2004	$2,464	$1,942	$4,406

NOTE 7 — ACCRUED CONTRACT LOSSES:

From time to time the Company enters into long-term contracts to provide services over a period of time in excess of one year and with respect to which the Company has no contractual right to adjust the prices or terms at which its services are supplied during the term of the contract. The Company’s accrued contract losses pertain to Electronic Payments segment contracts for long-term government service contracts and long-term software services contracts.

In determining the profitability of a long-term service contract, only direct and allocable indirect costs associated with the contract are included in the calculation. The appropriateness of allocations of indirect costs depends on the circumstances and involves the judgment of management, but such costs may include the costs of indirect labor, contract supervision, tools and equipment, supplies, quality control and inspection, insurance, repairs and maintenance, depreciation and amortization and, in some circumstances, support costs. The method of allocating any indirect costs included in the analysis is also dependent upon the circumstances and the judgment of management, but the allocation method must be systematic and rational. Selling, general and administrative costs are not included in the analysis. Provisions for estimated losses on long-term service contracts, if any, are made in the period in which the loss first becomes probable and reasonably estimable. Projected losses are based on management’s best estimates of a contract’s revenue and costs. Actual losses on individual long-term service contracts are compared with loss projections periodically, with any changes in the estimated total contract loss recognized as they become probable and reasonably estimable. Certain direct costs associated with the Company’s contracts are common to a number of contracts and are attributed to each contract based on its use of the services associated with these common direct costs. Revenue, days of professional services, case counts or other applicable statistics are used to attribute these costs to individual contracts.

The Company has historically incurred losses related to its government services business and established a reserve in prior years to provide for expected losses on certain existing long-term service contracts of this business. The Company’s estimates of such losses are based on a variety of assumptions including assumptions about future case levels, number of transactions per case and costs related to processing transactions and support services. These assumptions are subject to uncertainties and the actual results may differ from the original estimates. In the event such differences arise, a revision to the loss contract reserve would be required. Any such revision could have a material effect on the Company’s financial position or results of operations. Although the timing of any additional provisions for contract losses and reversals of provision for contract losses is not related to the contract’s life, the Company’s ability to more precisely estimate the future performance of any given contract improves as the remaining term of that contract shortens. Additional provisions for contract losses and reversals of provision for contract losses are recorded in the “Reversal of provision for contract losses” line item of the accompanying consolidated statements of income and are reflected in the Electronic Payments segment. During each of the years 2003 and 2002, the Company recorded reversals of the provision of $3.7 million and $2.0 million, respectively, to reflect a reduction in the expected future losses related to its government services contracts.

Deluxe has agreed to indemnify the Company for certain future losses arising from identified loss contracts of the Company’s government services business. The Company plans to record any amounts received from Deluxe under the indemnification agreement as a reduction of expense if any additional contract losses are recognized. Under the indemnification agreement, the Company is required to calculate increases or decreases to the loss contract reserve in a manner consistent with Deluxe’s historical practices, which may differ from the Company’s calculation of estimated future losses for financial statement purposes. Deluxe will also indemnify the Company against any liabilities, losses or expenses arising from the litigation or claims asserted against the Company in connection with the operation of the government services business prior to the completion of the Company’s IPO in June 2000. Deluxe’s total indemnification obligations to the Company with respect to the government services business are limited to $14.6 million. No such indemnification obligations have been incurred through December 31, 2004.

The following table summarizes the activity of the accrued contract loss reserve:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Beginning balance	$1,890	$7,578	$14,777
Provision for contract losses	501	—	—
Reversal of provision for contract losses	—	(3,650)	(2,000)
Charges to reserve	(1,229)	(2,038)	(5,199)

Ending balance	$1,162	$1,890	$7,578

NOTE 8 — PROVISION FOR INCOME TAXES:

Income before income taxes consists of:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Domestic	$52,726	$29,961	$28,846
Foreign	5,586	9,906	7,307

Total	$58,312	$39,867	$36,153

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Current tax provision Federal	$(37,679)	$(8,438)	$(7,339)
Foreign	(824)	(404)	(854)
State	(5,952)	(1,082)	(1,456)

Total	(44,455)	(9,924)	(9,649)
Deferred tax benefit (provision)
Federal	23,052	(809)	(1,620)
Foreign	423	—	—
State	3,486	(226)	(330)

Total	$(17,494)	$(10,959)	$(11,599)

The Company’s effective tax rate on pretax income differs from the U.S. Federal statutory tax rate of 35% as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Income tax at Federal statutory rate	$(20,409)	$(13,953)	$(12,652)
State income taxes net of Federal income tax benefit	(1,603)	(850)	(1,161)
Difference between Federal statutory rate and foreign tax rate	2,416	2,310	2,531
Change in valuation allowance	—	1,246	2,083
Extraterritorial income exclusion	265	547	—
Other	1,837	(259)	(2,400)

Provision for income taxes	$(17,494)	$(10,959)	$(11,599)

Tax effected temporary differences, which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in thousands)	2004	2003
Deferred income tax assets:
Net operating loss carryforwards	$9,490	$9,768
Restructuring and other accruals	1,685	1,802
Property and equipment	1,574	815
Employee benefit and incentive plans	7,215	4,388
Deferred revenue	19,316	1,261
All other	1,827	3,438

	41,107	21,472
Valuation allowance	(8,581)	(8,729)

Deferred income tax assets	$32,526	$12,743

Deferred income tax liabilities:
Intangibles	2,677	9,502
Prepaid expenses	1,545	1,898

Deferred income tax liabilities	4,222	11,400

Net deferred income tax assets	$28,304	$1,343

Amount included in:
Current assets	$14,340	$12,743
Non-current assets	13,964	—
Non-current liabilities	—	(11,400)

	$28,304	$1,343

The valuation allowance relates principally to the uncertainty of realizing foreign and state net operating loss carryforwards.

At December 31, 2004, net operating loss carryforwards relating to federal, state and foreign jurisdictions amounted to $2.6 million, $128.6 million and $14.2 million, respectively. Of these carryforwards, the $14.2 million of foreign net operating losses may be carried forward indefinitely. It is anticipated that benefits associated with the utilization of the $14.2 million foreign net operating loss, if any, would be offset by United States residual tax. The federal net operating loss carryforwards are subject to certain limitations on their utilization pursuant to Section 382 of the Internal Revenue Code. Federal and State net operating loss carryforwards are subject to expiration as follows:

(in thousands)	Federal	State	Total
2005-2007	$—	$618	$618
2008-2012	77	34,583	34,660
2013	—	30,857	30,857
2014	—	31,298	31,298
2015	—	1	1
2016	—	3,012	3,012
2017	2,300	21,058	23,358
2018	—	2,124	2,124
2019	—	1,380	1,380
2021	5	471	476
2022	217	2,712	2,929
2023	—	452	452

Total	$2,599	$128,566	$131,165

The Company’s India software development and business process management operations qualify for tax incentives associated with businesses which operate within designated geographic locations in India. These incentives generally provide the Company with exemptions from India tax on certain business income generated from these operations and phase out through March 2009. These tax incentives reduced the Company’s income tax expense by approximately $2.8 million, $2.7 million and $2.7 million in the years ended December 31, 2004, 2003 and 2002, respectively.

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

NOTE 9 — EMPLOYEE BENEFIT PLANS:

Stock purchase plan

In 2001, the Company established a non-compensatory Employee Stock Purchase Plan (ESPP) as defined in Section 423(b) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder. The Company has reserved 2.3 million shares for issuance in accordance with the provisions of the ESPP. All regular full-time employees of the Company were eligible to participate in the ESPP in 2004, subject to certain limitations. The ESPP enables eligible employees to purchase the Company’s common stock at the lesser of 85% of its fair market value on the first or last business day of each three-month purchase period.

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

Under the Conversion Plan, the converted options retain their remaining terms, vesting and other characteristics as provided in the Deluxe plans. Options to purchase 2.9 million shares of the Company’s common stock were outstanding with a weighted average exercise price of $13.75 per share at December 31, 2000 under the Conversion Plan. As of December 31, 2004, approximately 0.7 million of these options remained outstanding. All of these options will expire on or before December 29, 2005.

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

From time to time the Company issues restricted stock unit awards to employees and directors that generally vest over periods ranging from one to three years. The Company issued 137,000 restricted stock units in 2004, 32,000 restricted stock units in 2003 and 53,000 of such units in 2002. These awards generally vest over periods ranging from one to five years. No consideration is paid by employees for these awards. The Company recorded compensation expense of $769,000, $259,000 and $42,000 for restricted stock unit awards for the years ended December 31, 2004, 2003 and 2002, respectively. In lieu of cash compensation, members of the Company’s Board of Directors elected to receive an aggregate of approximately 11,000 restricted stock units in 2004, 6,000 restricted stock units in 2003 and 8,000 units in 2002.

Information with respect to stock option activity is as follows:

	Year Ended December 31,
	2004		2003		2002
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	5,221,872	$12.09	5,867,201	$12.84	5,671,385	$12.95
Options granted	912,045	16.52	1,046,232	9.01	1,468,317	12.22
Options exercised	(1,878,914)	12.39	(439,911)	11.84	(105,186)	12.46
Options cancelled	(369,076)	13.14	(1,251,650)	13.16	(1,167,315)	12.85

Options outstanding at end of year	3,885,927	$12.88	5,221,872	$12.09	5,867,201	$12.84

Options exercisable	2,358,946	$12.53	3,661,768	$13.00	4,362,040	$13.15

For options outstanding and exercisable at December 31, 2004, the exercise price ranges and average remaining lives in years were as follows:

	Options	Wtd. Avg.	Wtd. Avg.	Options	Wtd. Avg.
Ranges of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$ 6.19-$12.87	1,304,901	7.7	$8.68	711,023	$9.10
$13.00-$13.78	1,056,889	5.9	13.26	1,004,110	13.24
$13.83-$23.95	1,524,137	7.0	15.99	643,813	15.21

	3,885,927	7.0	$12.88	2,358,946	$12.53

Profit sharing, defined contribution and 401(k) plans

The Company established a 401(k) plan effective on January 1, 2001. During 2004, highly compensated employees, as defined by the IRS tax code, could contribute the lesser of $13,000 or 10% of their eligible wages to the plan. Non-highly compensated employees could contribute the lesser of $13,000 or 15% of their eligible wages to the plan. Employees age 50 or over could contribute up to an additional $3,000 during 2004. The Company matches 100% of the first 5% of wages contributed. The 401(k) plan has a profit sharing feature whereby the Company will contribute up to an additional 10% of an employee’s eligible wages, depending on the Company’s performance, as long as the employee is enrolled in the plan and contributing at least 3% of their eligible wages. The Company’s expense for matching and profit sharing was $8.0 million for the year ended December 31, 2004, $8.4 million for the year ended December 31, 2003, and $5.2 million for the year ended December 31, 2002. The Company also maintains a defined contribution plan for its UK based employees. Expenses under this plan amounted to $0.3 million, $0.2 million and $0.2 million in 2004, 2003 and 2002, respectively.

The Company established a Retirement Savings Plan for its Canadian associates on March 1, 2004. Under this plan, the Company contributes 2% of eligible earnings and matches employee optional contributions of up to 3%. Employee contributions under the plan are limited based on the requirements of certain Canadian regulations. Expenses under this plan were $0.4 million during 2004.

The Company has also established a deferred compensation plan that permits eligible employees to defer the receipt of their base salary, annual cash incentive compensation and/or sales incentive compensation. The amount of deferral is based on elections made by each participant. The amounts deferred by a participant is credited with earnings and investment gains and losses by assuming that the amount deferred was invested in one or more investment options selected by the participant. The Company will make certain matching and profit-sharing contributions to the participant’s deferred compensation accounts related to earnings in excess of allowable 401(k) contribution limits. The plan provides that the Company may make additional contributions to the participants’ accounts at its sole discretion. The Company’s supplemental matching and profit sharing contributions amounted to approximately $34,000 for 2004, $23,000 for 2003 and $0.1 million for 2002.

NOTE 10 — LEASE AND DEBT COMMITMENTS:

Long-term debt was as follows:

	December 31,
(in thousands)	2004	2003
Capital leases and other	$5,524	$7,253
Less amount due within one year	(1,955)	(5,586)

Total	$3,569	$1,667

Long-term debt consists of capital lease obligations related to purchased software and equipment. The weighted average interest rates on capital lease obligations is approximately 9%. Carrying value approximates fair value for these obligations, which are due throughout the year 2009. Maturities of long-term debt for the five years ending December 31, 2009, are $2.0 million in 2005, $1.6 million in 2006, $1.0 million in 2007, $0.8 million in 2008 and $0.1 million in 2009. The net book value of assets under capital leases was $8.8 million at December 31, 2004. Amortization of assets held under capital leases is included with depreciation and amortization expense.

The Company has entered into operating leases on certain facilities and equipment. Future minimum lease payments for non-cancelable operating leases, net of minimum sublease rental of $3.0 million due in the future under non-cancelable subleases, is $52.0 million and includes $10.6 million in 2005, $9.0 million in 2006, $9.0 million in 2007, $6.9 million in 2008, $4.9 million in 2009 and $11.6 million thereafter. Rental expense was $12.6 million, $15.0 million and $17.8 million in 2004, 2003 and 2002, respectively.

NOTE 11 — INCOME PER SHARE AND STOCKHOLDERS’ EQUITY:

The following table reflects the calculation of basic and diluted income per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
Net income per share - basic
Net income	$40,818	$28,908	$24,554

Weighted average shares outstanding	48,201	46,854	46,588

Net income per share - basic	$0.85	$0.62	$0.53

Net income per share - diluted
Net income	$40,818	$28,908	$24,554

Weighted average shares outstanding	48,201	46,854	46,588
Dilutive impact of options	1,204	385	150

Weighted average shares and potential dilutive shares outstanding	49,405	47,239	46,738

Net income per share - diluted	$0.83	$0.61	$0.53

Options to purchase 116,000 shares, 3.4 million shares and 4.4 million shares of common stock were excluded from the above calculation as they were antidilutive for the years ended December 31, 2004, 2003 and 2002, respectively.

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

NOTE 12 — BUSINESS SEGMENT INFORMATION:

The Company’s segment reporting was revised during the quarter ended March 31, 2004 to reflect additional organizational and cost group changes. Certain revenues and expenses from collection activities were reclassified between the Electronic Payments, Risk Management and Global Outsourcing segments. Certain amortization cost groups were realigned with the respective business segments that benefited from the use of the related assets. The segment information presented below for the years ended December 31, 2003 and 2002 has been reclassified to reflect the Company’s current business segments.

During the periods presented, the Company’s business segments were: Electronic Payments; Risk Management; Global Outsourcing; and ATM Management. The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The Electronic Payments segment provides EFT processing services, including ACH processing, EBT services for government agencies, EFT software, software applications development, maintenance and installation. The Risk Management segment provides data based risk management services and other related products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides business process outsourcing and information technology services. The ATM Management segment provided ATM deployment, management and branding services. Following the consummation of the ATM Portfolio sale in November 2004, the Company ceased reporting the ATM Management segment as a separate operating segment and so in 2004 the ATM Management segment only includes results of operations from January 1 to November 18.

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

Information concerning operations in these reportable segments of business is as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Net revenue:
Electronic payments	$203,609	$183,556	$210,698
Risk management	140,099	129,560	124,011
Global outsourcing	87,121	79,141	92,801
ATM management[1]	121,319	139,797	115,597

Total net revenue	552,148	532,054	543,107

Operating expenses before overhead, restructuring, asset impairment, other charges and contract loss provision (reversal):
Electronic payments	157,986	135,773	147,028
Risk management	80,274	89,138	96,121
Global outsourcing	60,736	64,070	65,198
ATM management[1]	113,337	131,939	112,211

Total operating expenses before overhead, restructuring, asset impairment, other charges and contract loss provision (reversal)	412,333	420,920	420,558

Allocated overhead:
Electronic payments	11,398	8,370	11,741
Risk management	9,476	10,084	11,103
Global outsourcing	6,670	8,088	9,396
ATM management[1]	7,957	7,437	7,651
Corporate	42,190	37,886	32,714

Total allocated overhead	77,691	71,865	72,605

Restructuring, asset impairment, other charges and contract loss provision (reversal):
Electronic payments	1,540	(1,082)	1,369
Risk management	355	824	4,998
Global outsourcing	1,103	877	1,216
ATM management[1]	371	244	82
Corporate	225	(304)	6,860

Total restructuring, asset impairment, other charges and contract loss provision (reversal)	3,594	559	14,525

Income (loss) from operations:
Electronic payments	32,685	40,495	50,560
Risk management	49,994	29,514	11,789
Global outsourcing	18,612	6,106	16,991
ATM management[1]	(346)	177	(4,347)
Corporate	(42,415)	(37,582)	(39,574)

Income from operations	$58,530	$38,710	$35,419

[1]	See Note 4.

The Company has not disclosed assets, interest income, interest expense or income taxes by segment as this information is not reviewed by the chief operating decision maker, is not produced internally and is not practicable to prepare. Depreciation and amortization for each of the Company’s reporting segments is as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Depreciation and amortization:
Electronic payments	$15,381	$11,489	$13,671
Risk management	11,439	13,136	7,217
Global outsourcing	3,292	3,746	3,393
ATM management[1]	4,538	4,971	3,571
Corporate	1,551	2,043	9,120

Total depreciation and amortization	$36,201	$35,385	$36,972

[1]	See Note 4.

No customers accounted for more than 10% of the Company’s total net revenue before reimbursed expenses during 2004, 2003 or 2002.

Revenue is attributed to geographic areas based on the location of the assets producing the revenue. The Company’s operations by geographic area are as follows:

	Total Net Revenue			Property and Equipment - net
	Year Ended December 31,			December 31,
(in thousands)	2004	2003	2002	2004	2003
United States	$486,307	$482,251	$495,768	$37,703	$38,594
United Kingdom and other	26,980	18,352	14,853	493	530
India	22,369	18,817	23,169	11,875	9,445
Canada	16,492	12,634	9,317	249	1,060

Total consolidated	$552,148	$532,054	$543,107	$50,320	$49,629

NOTE 13 — LEGAL PROCEEDINGS:

The Company was previously the subject of an investigation by the Securities and Exchange Commission (SEC) with respect to restatements of its prior period financial statements that occurred in 2002. The Company settled this investigation in November 2004 without admitting or denying the SEC’s findings in respect of these restatements by agreeing to cease and desist from any future violations of the Securities laws.

The Company, its former chief executive and chief financial officers and its current chief financial officer were defendants in a federal securities action (the Federal Securities Action) that was pending in the U.S. District Court for the District of Arizona. The Consolidated Amended Complaint (Complaint) filed in this Action alleged, among other things, that during the period from July 21, 2000 through October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiff and other members of a putative class of shareholders suffered damages as a result. This Complaint was dismissed by order of the Court on July 12, 2004. The plaintiffs appealed this order of dismissal to the Ninth Circuit Court of Appeals on August 11, 2004. At the request of the parties, the Court vacated the original briefing schedule of this appeal and the Court has not established a new briefing schedule. The plaintiffs and the defendants in this action have reached a tentative settlement of this matter under which the defendants would pay the class $2.55 million. The tentative settlement is subject to initial documentation confirmatory discovery, final documentation and approval by the Court. Assuming that this settlement is ultimately consummated by the parties and approved by the Court, the Company expects that its insurance will cover the entire settlement amount.

The Company is a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholder Derivative Actions). The complaints in these actions allege, among other things, that certain of the Company’s current and former directors named in the complaints as defendants breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The complaints also name as a defendant the Company’s former external auditor. These actions were stayed pending the resolution of the motion to dismiss the Federal Securities Action that is discussed above. The parties have agreed in principle to a settlement of this litigation whereby the defendants will pay up to $150,000 of the plaintiffs’ attorney fees. The tentative settlement is subject to confirmatory discover, documentation and approval by the Court. Assuming that this settlement is ultimately consummated by the parties and approved by the court, the Company expects that its insurance will cover the entire settlement amount.

The Company, along with numerous other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs are seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees. The plaintiffs are also asking for injunctive relief to prevent further alleged violations of the Federal Act. In March 2004, the Company joined in a motion to dismiss this case filed by a co-defendant and the Company filed its own further motion to dismiss a portion of this case and a motion for summary judgment in June 2004. All of these motions are pending before the Court. The Court has stayed all further proceedings in this case pending the decision by the Eleventh Circuit of Appeals in Kehoe v. Fidelity Federal Bank & Trust. The Company cannot predict whether the plaintiffs in this case will be successful in certifying their complaint as a class action. The Company believes that it has meritorious defenses with regard to the allegations made in this lawsuit and intends to vigorously defend this action.

The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business.

NOTE 14 — COMMITMENTS AND CONTINGENCIES:

Future commercial commitments

The following table sets forth our future commercial commitments, excluding loan commitments, as of December 31, 2004:

	Commitment Expiration by Period
(in thousands)	Total	2005	2006	2007	2008	2009	Thereafter
Letters of credit and other	$960	$853	$107	$—	$—	$—	$—
Performance bonds	14,861	14,646	180	35	—	—	—

Total commitments	$15,821	$15,499	$287	$35	$—	$—	$—

The Company uses time deposits to secure letters of credit it uses in the ordinary course of business in India. The Company had $0.4 million in letters of credit outstanding at December 31, 2004, mostly related to leases. These letters of credit were secured by $0.4 million in cash collateral. In addition, the Company obtained $0.5 million related to the performance on a customer contract and certain obligations related to local government requirements in India. These bank guarantees in India are collateralized by $0.5 million of time deposits.

In connection with the Company’s government services, collection and ATM management activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at December 31, 2004 was $14.9 million.

Contractual cash obligations

As of December 31, 2004, the Company had contractual cash obligations for capital leases, operating leases, outsourcing and maintenance obligations in the aggregate amount of approximately $152.3 million. Amounts due under these obligations are $55.8 million in 2005, $36.5 million in 2006, $20.2 million in 2007, $12.2 million in 2008, $9.5 million in 2009 and $18.1 million thereafter. Operating lease amounts included in the cash obligations described above are net of $3.0 million of minimum sublease rentals due in the future under non-cancelable subleases. Purchase orders for goods and services are not included in these amounts. Purchase orders may represent authorizations to purchase rather than binding agreements and are based upon current service needs that are generally fulfilled by vendors within one or two months. For the purposes of the amounts above, contractual obligations for purchases of services are defined as agreements that are enforceable and legally binding and that specify all significant terms, such as fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. The Company is also party to certain other contracts with third parties whereby the third party provides services to the Company. These services are operational in nature and the obligations under these contracts vary from period to period based on the utilization of these services. These commitments are also not reflected in the above amounts as the associated amounts are not currently determinable.

Other commitments

As part of its transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due to the Company are included in cash and cash equivalents. As of December 31, 2004, approximately $35.5 million was due to the Company and it received these funds in early January 2005. The Company seeks to maintain an adequate cash balance to ensure that it can advance funds to its processing customers if unusual circumstances prevent the Company from the timely processing of its settlement files. Although highly infrequent, the Company has funded approximately $36 million under such a circumstance in the past. The Company maintains a cash balance of approximately $75 million to ensure that it can fund this obligation. The Company plans to satisfy these liquidity requirements using cash and cash equivalents on hand as well as through the credit agreement described in Note 15.

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

The Company’s amended and restated certificate of incorporation and by-laws require it to indemnify its directors, officers, employees and other agents to the fullest extent permitted by Delaware law. Indemnification of the Company’s employees and other agents is permitted to the same extent. The Company’s amended and restated certificate of incorporation also permits the Company to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the amended and restated certificate of incorporation would permit such indemnification. The Company reimbursed three former officers for an aggregate of approximately $0.1 million of disgorgement obligations such officers incurred to the SEC in connection with the settlement of the SEC investigation discussed in Note 13. These indemnification obligations are implicated with respect to the directors and officers of the Company named as defendants in the Federal Securities Actions and Shareholder Derivative Actions that are also described in that Note. Although the Company maintains insurance policies providing coverage for these types of matters, the Company’s insurance carriers may decline coverage, or the coverage may be insufficient to cover the Company’s expenses and liabilities.

NOTE 15 — SUBSEQUENT EVENTS:

On January 31, 2005, the Company acquired ClearCommerce Corporation (ClearCommerce), a provider of fraud prevention and payment processing solutions. The primary purpose of this acquisition was to expand the Risk Management segment’s retail product suite and customer base. The aggregate initial purchase price was approximately $19 million, subject to certain closing adjustments. Additional amounts up to $11 million could become payable to the former stockholders of ClearCommerce if the acquired business achieves certain revenue and operational targets during a one year period following the acquisition. The results of operations of ClearCommerce will be included in the Company’s consolidated statements of income beginning on the consummation date of this transaction.

On February 18, 2005, the Company entered into a credit agreement (the Credit Agreement) with a syndicate of banks. The Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $100 million. The Company has the option to increase this commitment to $175 million if certain requirements of the Credit Agreement are satisfied. The Company may use amounts borrowed under the Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Credit Agreement provides for two optional interest rates on any borrowings thereunder. The first rate is equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5% depending on certain conditions set forth in the Credit Agreement. The second rate is equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate plus an additional percentage based on the Company’s leverage ratio. The terms of the agreement include certain defined negative and affirmative covenants customary for facilities of this type. The Credit Agreement will mature in 2008, and upon the lenders’ approval, the Company may receive two one year extensions of the maturity date.

On February 23, 2005, the Company announced that its Board of Directors had approved a plan pursuant to which the Company would buy back up to $100 million of its common stock at prices not to exceed $25 per share over an estimated six to 18 month period beginning during the first quarter of 2005. The repurchases will be made using the Company’s available cash. The Company will be making purchases in the open market, and through negotiated arrangements and block transactions in accordance with applicable laws and regulations.

SUPPLEMENTAL INFORMATION:

EFUNDS CORPORATION
SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2004 Quarters Ended(1)
(in thousands except per share amounts)	March 31	June 30	September 30	December 31
Net revenue	$140,886	$140,712	$140,054	$130,496
Operating expenses	126,864	127,836	124,847	114,071
Net income	9,379	9,423	10,689	11,327
Per share of common stock:
Net income - basic	$0.20	$0.20	$0.22	$0.23
Net income - diluted	$0.19	$0.19	$0.22	$0.22

	2003 Quarters Ended(1)
(in thousands except per share amounts)	March 31	June 30	September 30		December 31
Net revenue	$130,528	$132,956	$133,141		$135,429
Operating expenses	123,951	126,042	120,961	(2)	122,390	(3)
Net income	4,632	5,113	9,072		10,091
Per share of common stock:
Net income - basic	$0.10	$0.11	$0.19		$0.21
Net income - diluted	$0.10	$0.11	$0.19		$0.21

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

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”), the Company’s former principal accountant, did not audit the financial statements of iDLX Holdings B.V., which statements reflected total assets constituting 11% of the consolidated total assets of the Company as of December 31, 2002 and 6% and 30% of the Company’s consolidated net revenue and net income, respectively, for the year then ended. These statements were audited by SR Batliboi and SR Batliboi expressed an unqualified opinion on these financial statements in their report. The report of SR Batliboi was furnished to Deloitte and its opinion regarding the Company’s financial statements for 2002, insofar as it relates to the amounts included for iDLX Holdings B.V., was based solely on the reports of SR Batliboi.

Deloitte’s report on the Company’s financial statements for 2002 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Deloitte resigned as the Company’s independent auditors following the completion of an engagement to review the Company’s interim consolidated financial statements as of and for the three-and nine-month periods ended September 30, 2003. This engagement was completed on November 14, 2003 and Deloitte’s resignation was effective as of that date. The Company’s Audit Committee did not recommend that Deloitte resign.

During the 2002 fiscal year, and the subsequent interim period through the date of Deloitte’s resignation, there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its reports, other than as described in the following two paragraphs.

The Company and Deloitte had a difference of opinion with respect to the accounting for revenue related to a contract executed in March 2003 between the Company and an electronic funds processing customer. The Company and Deloitte disagreed about whether an option included in the contract that allows the customer to license the Company’s software under certain circumstances following the termination of the processing services provided by the Company had value such that a portion of the revenues from the contract would be required to be deferred over a four year period. Deloitte and the Company also differed on the methodology to be used to determine any value that may be attributable to the option. The difference between the accounting treatment afforded to the contract by the Company and the accounting treatment proposed by Deloitte was not material to the Company’s results of operations or financial position as of or for any of the quarterly periods ended March 31, 2003 or June 30, 2003. The Audit Committee has discussed this matter with Deloitte.

This disagreement was satisfactorily resolved prior to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2003, when the Company agreed to use the methodology that had been recommended by Deloitte to determine the value that should get attributed to the option. The application of this methodology to the contract resulted in an adjustment that served to defer approximately $550,000 in revenues from the contract for the nine-month period ended September 30, 2003. This adjustment was included in the Company’s interim consolidated financial statements as of and for the three and nine-month periods ended September 30, 2003.

The Company authorized Deloitte to respond fully to any inquiries by its successor as the Company’s independent accountants concerning the accounting treatment afforded by the Company to this contract.

On November 20, 2003, the Company’s Audit Committee engaged KPMG LLP as the Company’s new independent principal accountant to audit the Company’s financial statements.

Effective December 11, 2003, the Audit Committee of the Board of Directors of eFunds Corporation voted to dismiss SR Batliboi and retain KPMG India Private Limited as independent auditor for iDLX Holdings B.V. During the Company’s two most recent fiscal years and subsequent interim periods there were no disagreements with SR Batliboi on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of SR Batliboi would have caused them to make reference to such disagreements in their reports. SR Batliboi’s report on the 2002 financial statements of iDLX Holdings B.V. did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in the internal controls related to financial reporting that have materially affected, or are reasonably likely to materially affect these controls since December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting

The management of eFunds Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has assessed the effectiveness of the Company’s internal control system as of December 31, 2004 based on the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2004, eFunds Corporation’s system of internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of its internal control over financial reporting.

PART III

ITEMS 10, 11, 12, 13 AND 14. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT, EXECUTIVE
COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s proxy statement, which will be filed with the Securities and Exchange Commission on or before April 29, 2005, is incorporated by reference. Information regarding the executive officers of the Registrant appears on page 7 of this Annual Report on
Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements, schedules and independent auditors’ report and consent are filed with or incorporated by reference in this report:

Financial Statements	Page in This Report
Reports of Independent Registered Public Accounting Firms	33-36
Consolidated Balance Sheets at December 31, 2004 and 2003	37
Consolidated Statements of Income for each of the three years in the period ended December 31, 2004	38
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2004	39
Consolidated Statements of Stockholders’ Equity	40
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004	41
Notes to Consolidated Financial Statements	42-62
Supplemental Information:
Summarized Quarterly Financial Data (Unaudited)	63
Schedule II Re: Valuation and Qualifying Accounts	F-1

Schedules other than those listed above are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes.

The following exhibits are filed as part of or are incorporated in this report by reference:

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
2.1	Purchase Agreement, made as of September 20, 2004, by and among eFunds Corporation, eFunds (Canada) Corporation, TRM ATM Corporation and TRM Canada Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “September 2004 10-Q”))	*

2.2	Purchase and Sale Agreement, dated April 13, 2004, by and between the Company, Penley, Inc. and certain individual parties thereto (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)	*

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 the (“S-1”) filed by the Company with the Securities and Exchange Commission (the “Commission”) on April 4, 2000, Registration No. 33-333992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”)	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designations of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”))	*

4.4	Shareholder Agreement, dated as of November 19, 2003, by and between the Company and MasterCard International Incorporated (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”))	*

10.1	Tax Sharing Agreement, dated as of April 1, 2000, by and between the Company and Deluxe (incorporated by reference to Exhibit 10.3 to Amendment No. 1)	*

10.2	ONE Application Development and Support Agreement, dated as of January 1, 2000, by and between the Company and DFSI (incorporated by reference to Exhibit 10.11 to Amendment No. 1)	*

10.3	Government Services Indemnification Agreement, dated as of May 1, 2000, by and between the Company and Deluxe (incorporated by reference to Exhibit 10.17 to Amendment No. 1)	*

10.4	eFunds Corporation 2000 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”))	*

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10.5	eFunds Corporation Stock Incentive Plan for Deluxe Conversions Awards, as amended December 8, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 8, 2000, Registration No. 333-51536)	*

10.6	eFunds Corporation Annual Incentive Plan (incorporated by reference to Exhibit 10.27 to the 2000 10-K)	*

10.7	eFunds Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 8, 2000, Registration Statement No. 333-51564)	*

10.8	eFunds Corporation Strategic Performance Incentive Plan (incorporated by reference to Exhibit 10.14 to the 2003 10-K)	*

10.9	Amended and Restated Change in Control Agreement, dated as of November 3, 2004, between the Company and Paul F. Walsh	Filed herewith

10.10	Retention Agreement dated as of November 3, 2004 by and between the Company and Paul F. Walsh	Filed herewith

10.11	Restricted Stock Right Award Agreement, dated as of November 3, 2004, between the Company and Paul F. Walsh	Filed herewith

10.12	Amendment to 2004 Award Agreement, dated as of November 3, 2004, between the Company and Paul F. Walsh	Filed herewith

10.13	Schedule identifying Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

10.14	Non-Employee Director Deferred Compensation Plan (incorporated by reference to Exhibit 10.38 to the 2000 10-K)	*

10.15	Description of Compensation program for Non-Employee Directors (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “March 2003 10-Q”))	*

10.16	Amendment, dated as of December 2000, to Tax Sharing Agreement, dated effective April 1, 2000, by and between Deluxe and the Company (incorporated by reference to Exhibit 10.42 to the 2000 10-K)	*

10.17	Letter Agreement, dated November 19, 2001, extending the ONE Application Development and Support Agreement, dated as of January 1, 2000, between Deluxe and the Company (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”))	*

10.18	Transition Assistance Agreement, dated as of December 7, 2001, by and between the Company and Steven F. Coleman (incorporated by reference to Exhibit 10.29 to the 2001 10-K)	*

10.19	Transition Assistance Agreement, dated as of November 4, 2002, by and between the Company and Clyde L. Thomas (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”))	*

10.20	Schedule identifying additional Transition Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10.21	Amendment No. 1 to eFunds Deferred Compensation Plan Trust (incorporated by reference to Exhibit 10.33 to the 2001 10-K)	*

10.22	Amendment No. 2, dated January 21, 2003, to Change in Control Agreement by and between the Company and Steven F. Coleman (incorporated by reference to Exhibit 10.3 to the March 2003 10-Q)	*

10.23	Restricted Stock Right Award Agreement, dated February 14, 2003 by and between the Company and Steven F. Coleman (incorporated by reference to Exhibit 10.5 to the March 2003 10-Q)	*

10.24	Resignation Letter, dated October 8, 2004, from Michael A. Feliciano	Filed herewith

10.25	Employment Agreement, dated February 14, 2003, by and between the Company and Thomas S. Liston (incorporated by reference to Exhibit 10.9 to the March 2003 10-Q)	*

10.26	eFunds Corporation 2000 Stock Incentive Plan, as amended as of September 17, 2004 (incorporated by reference to Exhibit 10.1 to the September 2004 10-Q)	*

10.27	eFunds Corporation Deferred Compensation Plan as Amended and Restated Effective January 1, 2004 (incorporated by reference to Exhibit 10.2 to the September 2004 10-Q)	*

10.28	Asset Purchase Agreement, dated January 30, 2004 (the “Benton Acquisition Agreement”), by and between the Company and Benton Consulting Partners (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the March 2004 10-Q”))	*

10.29	Amendment, dated March 18, 2004, to the Benton Acquisition Agreement (incorporated by reference to Exhibit 10.4 to the March 2004 10-Q)	*

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

23.2	Consent of S.R. Batliboi & Associates	Filed herewith

23.3	Consent of Deloitte & Touche LLP	Filed herewith

24.1	Power of Attorney	Filed herewith

31.1	Section 302 Certification by Mr. Paul F. Walsh	Filed herewith

31.2	Section 302 Certification by Mr. Thomas S. Liston	Filed herewith

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. Thomas S. Liston	Filed herewith

99.1	Risk Factors and Cautionary Statements	Filed herewith

99.2	Independent Auditors’ Report of S.R. Batliboi & Associates (incorporated by reference to Exhibit 99.2 to the 2002 10-K)	*

*	Incorporated by reference

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

eFunds Corporation
Date: March 16, 2005	By:	/s/ Paul F. Walsh
Paul F. Walsh
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 16, 2005

	SIGNATURE	TITLE

By:	/s/ Paul F. Walsh	Chairman of the Board and Chief Executive Officer

	Paul F. Walsh	(Principal Executive Officer)

By:	/s/ Thomas S. Liston	Chief Financial Officer

	Thomas S. Liston	(Principal Financial and Accounting Officer)

By:	*	Director

Richard J. Almeida

By:	*	Director

John J. (Jack) Boyle III

By:	*	Director

Janet M. Clarke

By:	*	Director

Richard J. Lehmann

By:	*	Director

Robert C. Nakasone

By:	*	Director

Sheila A. Penrose

By:	*	Director

William J. Ryan

By:	*	Director

Hatim A. Tyabji

*By:	/s/ Paul F. Walsh	Director

Paul F. Walsh
Attorney-in-Fact

EFUNDS CORPORATION AND SUBSIDIARIES
SCHEDULE II RE: VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

		Balance	Charged to					Balance
		at beginning	costs and		Other (deductions)			at end of
Description	Year	of period	expenses		charges		Deductions(1)	period
Allowance for Doubtful Accounts	2004	$3,149	$18		$(145	)(2)	$(666)	$2,356
	2003	3,012	899		307	(3)	(1,069)	3,149
	2002	4,791	(182	)(4)	—		(1,597)	3,012

(1)	Deductions from the reserve represent write-offs and recoveries of amounts for which specific reserves had been previously established.

(2)	Amount represents the balance of allowance for doubtful accounts eliminated upon the disposition of the ATM Portfolio.

(3)	Amount represents the balance of allowance for doubtful accounts assumed upon acquisition of Oasis Technology, Ltd.

(4)	During 2002, management changed its estimates related to the collectibility of accounts receivable resulting in reduction to bad debt expense of $2.5 million.

F-1

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT	PAGE NO.
10.9	Amended and Restated Change in Control Agreement, dated as of November 3, 2004, between the Company and Paul F. Walsh

10.10	Retention Agreement dated as of November 3, 2004 by and between the Company and Paul F. Walsh

10.11	Restricted Stock Right Award Agreement, dated as of November 3, 2004 between the Company and Paul F. Walsh

10.12	Amendment to 2004 Award Agreement, dated as of November 3, 2004, between the Company and Paul F. Walsh

10.13	Schedule identifying Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.20	Schedule identifying additional Transition Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.24	Resignation Letter, dated October 8, 2004, from Michael A. Feliciano

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP

23.2	Consent of S.R. Batliboi & Associates

23.3	Consent of Deloitte & Touche LLP

24.1	Power of Attorney

31.1	Section 302 Certification by Mr. Paul F. Walsh

31.2	Section 302 Certification by Mr. Thomas S. Liston

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. Thomas S. Liston

99.1	Risk Factors and Cautionary Statements

F-2