Form 10-Q
period 2005-03-31
EFUNDS CORP
filed 2005-05-09
CIK 1109190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ -

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, April 30, 2005 was 45,297,242

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Index to Exhibits
Exhibit 2.1
Exhibit 2.2
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
EX-10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
(dollars in thousands)	2005	2004
Current assets:
Cash and cash equivalents	$200,441	$274,477
Short-term investments	102,360	88,140
Restricted custodial cash	6,019	2,392
Accounts receivable – net	73,282	73,505
Deferred income taxes	9,257	14,340
Prepaid expenses and other current assets	14,757	15,710

Total current assets	406,116	468,564

Property and equipment – net	48,744	50,320
Intangible assets – net	123,565	103,672
Long-term deferred income taxes	14,326	13,964
Other non-current assets	6,761	6,441

Total non-current assets	193,396	174,397

Total assets	$599,512	$642,961

Current liabilities:
Accounts payable	$18,428	$21,984
Accrued liabilities	33,869	44,142
Accrued stock repurchase	24,788	—
Accrued income taxes	6,002	40,879
Deferred revenue and gains	25,684	16,445
Long-term debt due within one year	1,602	1,955

Total current liabilities	110,373	125,405
Long-term deferred gains	35,101	37,539
Long-term debt	2,513	3,569
Other long-term liabilities	2,044	2,244

Total liabilities	150,031	168,757

Commitments and contingencies (Notes 3, 12, & 13)
Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.01 par value (authorized: 250,000,000 shares; issued and outstanding: 49,700,122 and 47,670,922 shares, respectively at March 31, 2005 and 49,305,446 shares at December 31, 2004)	497	493
Additional paid-in capital	453,150	446,825
Treasury stock at cost (2,029,200 shares at March 31, 2005)	(43,752)	—
Retained earnings	36,395	23,231
Accumulated other comprehensive income	3,191	3,655

Stockholders’ equity	449,481	474,204

Total liabilities and stockholders’ equity	$599,512	$642,961

See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2005	2004
Net revenue	$114,238	$140,886

Operating expenses:
Processing, communication and service costs	28,903	58,670
Employee costs	49,244	48,942
Depreciation and amortization	8,147	8,929
Other operating costs	11,153	10,323

Total operating expenses	97,447	126,864

Income from operations	16,791	14,022
Other income (expense) – net	1,475	(624)

Income before income taxes	18,266	13,398
Provision for income taxes	(5,102)	(4,019)

Net income	$13,164	$9,379

Weighted average shares outstanding	49,302	47,686
Weighted average shares and potential dilutive shares outstanding	50,964	49,115
Net income per share – basic	$0.27	$0.20
Net income per share – diluted	$0.26	$0.19

See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2005	2004
Cash flows from operating activities:
Net income	$13,164	$9,379
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,576	3,503
Amortization	4,571	5,426
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Restricted custodial cash	73	1,533
Accounts receivable	1,111	(10,843)
Accounts payable	(3,877)	1,292
Deferred revenue and gains	5,115	6,311
Income taxes receivable/payable	(33,780)	(1,995)
Other assets and liabilities	(9,470)	(8,135)

Net cash (used in) provided by operating activities	(19,517)	6,471

Cash flows from investing activities:
Capital expenditures	(6,653)	(4,531)
Acquisitions	(18,863)	(775)
Purchase of short-term investments	(22,100)	(15,500)
Proceeds from sale of short-term investments	7,880	17,000
Other	(236)	—

Net cash used in investing activities	(39,972)	(3,806)

Cash flows from financing activities:
Purchase of common stock	(18,965)	—
Issuance of common stock	4,842	5,984
Payments on long-term debt	(424)	(1,977)
Net cash (used in) provided by financing activities	(14,547)	4,007

Net (decrease) increase in cash and cash equivalents	(74,036)	6,672
Cash and cash equivalents at beginning of period	274,477	104,456

Cash and cash equivalents at end of period	$200,441	$111,128

Supplemental disclosures:
Cash paid for income taxes	$32,640	$3,505
Cash paid for interest	$128	$115
Noncash investing and financing activities:
Purchase of common stock	$24,788	$—
Purchase of assets under capital lease obligations	$424	$—

See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

The goal of eFunds Corporation and its wholly-owned subsidiaries (the Company) is to enable trusted commerce by delivering risk management, payment and outsourcing solutions that strengthen its customers’ overall profitability through increased revenue, reduced costs and improved operating efficiency and technology performance. The Company’s principal focus is on issuers of transaction accounts, such as financial institutions, financial services companies, electronic funds transfer networks, retailers, government agencies, telecommunications companies and other businesses.

The Company was incorporated in Delaware in December 1984. Prior to its initial public offering (the IPO) in June 2000, the Company was a wholly-owned subsidiary of Deluxe Corporation (Deluxe). In December 2000, Deluxe distributed all of its remaining shares of the Company’s common stock to its shareholders through a spin-off transaction (Spin-Off).

During the three months ended March 31, 2004, the Company had four operating segments: Electronic Payments; Risk Management; Global Outsourcing; and Automated Teller Machine (ATM) Management. The Electronic Payments segment provides electronic funds transfer (EFT) processing services, including automated clearinghouse (ACH) processing and electronic benefit transfer (EBT) services for government agencies, EFT software, software applications development, maintenance and installation. The Risk Management segment provides data based risk management services and other related products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides business process outsourcing and information technology services. The ATM Management segment provided ATM deployment, management and branding services. On November 19, 2004, the Company sold its ATM deployment business and has not considered its ATM management activities as a separate operating segment since that date (see Note 4).

The unaudited condensed consolidated financial statements of the Company for the three month periods ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s results of operation and financial condition, have been included. All of these adjustments were of a normal, recurring nature. The Company has reclassified certain amounts within the condensed consolidated statements of cash flows for the three months ended March 31, 2004 to conform to its 2005 presentation. The March 31, 2004 condensed consolidated balance sheet included $52.2 million of short-term investments that were previously classified as cash and cash equivalents.

Interim results are not necessarily indicative of results for a full year. The preparation of the Company’s financial statements requires management to make various estimates and it is reasonably possible that the circumstances under which these estimates were made will change in the relatively near term. Such a change could result in a material revision to management’s estimates which would have a material affect on the Company’s financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). The Annual Report provides additional disclosures regarding the nature of the estimates made by management in preparing the Company’s financial statements.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:

Recent Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123, “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R replaces SFAS No. 123 and, although the two pronouncements are similar in most respects, a key difference among the pronouncements is that SFAS No. 123R generally requires companies to recognize the cost of employee services rendered in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123R was originally scheduled to become effective as of the beginning of the first interim reporting period that began after June 15, 2005 but the SEC has deferred the effective date of this pronouncement to the first annual reporting period that begins after June 15, 2005. SFAS No. 123R may be adopted earlier. The Company did not adopt SFAS No. 123R as of March 31, 2005 and as a result, SFAS No. 123R has not affected the Company’s condensed consolidated financial position or results of operations to date. The adoption of SFAS 123R will result in an increase in the Company’s employee costs. The Company has not yet determined which valuation approach it will use to estimate the fair value of the stock options it grants to its employees and so the Company cannot precisely estimate the amount of this increase at this time. See the “Employee stock-based compensation” discussion below for information regarding the effects of expensing stock-based employee compensation.

In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and Staff Position No. FAS 109-2, “Accounting and Disclosure for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (collectively, the Provisions). The Provisions were issued in response to certain issues surrounding the American Jobs Creation Act of 2004 (the Act). This Act provides certain domestic companies a temporary opportunity to repatriate previously undistributed earnings of controlled foreign subsidiaries at a reduced federal tax rate, approximating 5.25%. The Company has no present intention of repatriating the undistributed earnings of its foreign subsidiaries.

In September 2004, the Emerging Issues Task Force (EITF) reached a consensus regarding Issue No. 04-1, “Accounting for Preexisting Relationships Between the Parties to a Business Combination” (EITF 04-1). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires any goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The adoption of this standard has not had a material impact on the Company’s condensed consolidated financial position or results of operation.

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

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2005	2004
Net income, as reported	$13,164	$9,379
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,274)	(839)

Pro forma net income	$11,890	$8,540

Earnings per share:
Basic-as reported	$0.27	$0.20

Basic-pro forma	$0.24	$0.18

Diluted-as reported	$0.26	$0.19

Diluted-pro forma	$0.23	$0.17

For purposes of applying SFAS No. 123, the weighted average estimated fair value of stock options granted during the three month periods ended March 31, 2005 and 2004 was $9.45 and $7.86, respectively. This value was estimated at the option grant date using a Black-Scholes option-pricing model. The assumptions used to determine the fair value of stock options granted during the three months ended March 31, 2005 included expected volatility of 33.2%, expected dividend yield of 0.0%, a risk-free interest rate of 4.2% and an expected life of 5 years. The assumptions used to determine the fair value of stock options granted during the three months ended March 31, 2004 included expected volatility of 42.1%, expected dividend yield of 0.0%, a risk-free interest rate of 2.9% and an expected life of 5 years.

From time to time, the Company issues restricted stock unit awards to employees and directors that generally vest over a three-year period. No consideration is paid for these awards. During the three-month periods ended March 31, 2005 and 2004, the Company issued approximately 114,000 and 129,000 units of restricted stock, respectively. The Company recorded compensation expense for restricted stock unit awards during the three months ended March 31, 2005 and 2004 of approximately $426,000 and $116,000, respectively.

Income Taxes

During the current quarter, the Company recognized a $1.2 million tax benefit from the release of certain tax reserves related to its foreign operations. The Company recognized these benefits in the current quarter because certain tax rulings indicated that the reserves were no longer needed. Accordingly, accounting principles generally accepted in the United States required that the Company recognize the entirety of the benefit in the current quarter. The Company is currently performing an analysis to determine if it is eligible for additional tax credits and other benefits, which may result in possible future beneficial adjustments to the Company’s tax rate. The amount, timing and likelihood of any such benefits cannot be currently determined.

NOTE 3 – ACQUISITIONS:

On January 31, 2005, the Company acquired ClearCommerce Corporation (ClearCommerce), a provider of fraud prevention and payment processing solutions having primary application to card-not-present transactions. The results of ClearCommerce have been included in the Company’s condensed consolidated financial statements since that date. The primary purpose of this acquisition was to expand the Risk Management segment’s retail product suite and customer base. The aggregate initial purchase price was approximately $19 million, subject to certain closing adjustments. Up to $11 million of additional consideration could become payable to the former stockholders of ClearCommerce if the acquired business achieves certain revenue and operational targets during the one year period following the closing of this acquisition. At March 31, 2005, payment of approximately $4 million of the aggregate initial purchase price remained subject to the satisfaction of certain post-closing conditions. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the ClearCommerce acquisition and the useful lives of its intangible assets:

		Useful
(dollars in thousands)	Amount	Lives
Current assets	$1,230
Non-current assets	254
Intangible assets:
Customer relationships	4,900	10 years
Developed technology	4,740	4 years
Backlog	210	3 years
Goodwill	10,438

Total assets acquired	21,772
Current liabilities	2,907

Net assets acquired	$18,865

The results of operations of ClearCommerce are not material to the Company, and accordingly, pro forma results of operations for this acquisition are not disclosed herein.

On March 31, 2005, the Company entered into a definitive agreement (the Agreement) to acquire India Switch Company Private Limited (ISC). Pursuant to the Agreement, the Company will purchase ISC’s ATM management, transaction processing and debit card production businesses. These businesses are conducted in India. Based on exchange rates between the U.S. dollar and Indian rupee as of the date of the Agreement, the initial cash purchase price to be paid for ISC is $17.5 million subject to working capital adjustments and holdback arrangements. An additional payment may be made approximately one year following the closing if ISC achieves certain revenue objectives during that period. The maximum amount payable in respect of this earn-out is $2.5 million. The Company will also assume outstanding debt of ISC of approximately $3.1 million. The Company intends to fund the purchase through its available cash resources. The closing of the transactions contemplated by the Agreement is subject to customary conditions and is expected to occur in the second quarter of 2005.

NOTE 4 – DISPOSITIONS:

On November 19, 2004, the Company consummated an agreement (the ATM Agreement) to sell the ATM machines and merchant contracts (the ATM Portfolio) associated with its ATM Management segment. Concurrently with the consummation of the sale of the ATM Portfolio, the Company entered into a five year Master Services Agreement (MSA) with the buyer. Pursuant to the MSA, the Company is providing the buyer with transaction processing, residuals administration, cash and telecommunications management, help desk and other ATM management services. The ATM Portfolio represented a significant portion of the ATM Management segment and the Company ceased presenting this business as a separate operating segment following the ATM Portfolio sale. The services provided in accordance with the MSA are presented within the Company’s remaining segments with processing service revenues and related costs being recorded within the Electronic Payments segment and revenues from ATM management services and costs reported within the Global Outsourcing segment.

The amounts received by the Company in connection with the ATM Agreement exceeded the book value of the ATM Portfolio by approximately $48 million. These excess proceeds were recorded as a deferred gain and are being ratably amortized as a reduction in the operating costs of the Company’s Global Outsourcing segment over the initial five-year term of the MSA. During the three months ended March 31, 2005, approximately $2.4 million of the deferred gain was recognized as a reduction in the “Processing, communication and service costs” incurred by this segment. At March 31, 2005, approximately $44.8 million of the implied gain is recorded as a deferred gain of which $35.1 million is recorded as long-term liabilities and the remainder is included in current liabilities.

NOTE 5 – INTANGIBLES:

Intangible assets consist primarily of capitalized software costs, acquired contracts and goodwill. Intangible assets, both acquired and developed, subject to amortization are presented below.

		March 31, 2005			December 31, 2004
	Wtd. Avg.
	Amort.	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net
Software-internal use	4	$96,648	$(71,527)	$25,121	$94,272	$(69,388)	$24,884
Software-licensing and resale	5	33,852	(23,571)	10,281	54,996	(40,522)	14,474
Acquired contracts and other	6	60,087	(41,857)	18,230	28,755	(23,703)	5,052

		$190,587	$(136,955)	$53,632	$178,023	$(133,613)	$44,410

For the three-month periods ended March 31, 2005 and 2004, amortization expense for intangible assets was $4.6 million and $5.4 million, respectively. The estimated amortization expense for intangible assets held at March 31, 2005 is $14 million for the nine months ended December 31, 2005. For the years ended December 31, 2006, 2007, 2008, 2009 and 2010, the estimated amortization expense for intangible assets held at March 31, 2005 is $14 million, $11 million, $7 million, $2 million, and $2 million, respectively.

The change in the carrying amount of goodwill for the three months ended March 31, 2005 is as follows:

	Electronic	Risk	Global
(in thousands)	Payments	Management	Outsourcing	Other	Total
Balance as of December 31, 2004	$15,388	$11,176	$22,748	$9,950	$59,262
Goodwill acquired	—	10,438	—	233	10,671

Balance as of March 31, 2005	$15,388	$21,614	$22,748	$10,183	$69,933

NOTE 6 – RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGES:

The following table summarizes the change in the Company’s restructuring accruals for the three month period ended March 31, 2005, including the long-term portion of lease related accruals of approximately $1.0 million at March 31, 2005 that is payable through 2010:

		Lease-Related
	Severance	Costs &
(in thousands)	Related	Other	Total
Balance at December 31, 2004	$2,464	$1,942	$4,406
Cash payments	(256)	(246)	(502)

Balance at March 31, 2005	$2,208	$1,696	$3,904

NOTE 7 – ACCRUED CONTRACT LOSSES:

The Company’s accrued contract losses are included in “Accrued liabilities” in the condensed consolidated balance sheets and pertain to the Electronic Payments segment contracts for long-term government service contracts and long-term software services contracts. The following table summarizes the activity of the accrued contract loss reserve:

	Three Months Ended March 31,
(in thousands)	2005	2004
Beginning balance	$1,162	$1,890
Charges to reserve	(293)	(345)

Ending balance	$869	$1,545

NOTE 8 – LONG-TERM DEBT AND BORROWING ARRANGEMENTS:

Long-term debt was as follows:

	March 31,	December 31,
(in thousands)	2005	2004
Capital leases and other	$4,115	$5,524
Less amount due within one year	(1,602)	(1,955)

Total	$2,513	$3,569

Long-term debt consists of capital lease obligations related to purchased software and equipment. The weighted average interest rate on capital lease obligations is approximately 10%. Carrying value approximates fair value for these obligations, which are due through the year 2009.

On February 18, 2005, the Company entered into a credit agreement (the Credit Agreement) with a syndicate of banks. The Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $100 million. The Company has the option to increase this commitment to $175 million if certain requirements of the Credit Agreement are satisfied. The Company may use amounts borrowed under the Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Credit Agreement provides for two optional interest rates on any borrowings thereunder. The first rate is equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5%, depending on certain conditions set forth in the Credit Agreement. The second rate is equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate plus an additional percentage based on the Company’s leverage ratio. The terms of the Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type. The Credit Agreement will mature in 2008, and upon the lenders’ approval, the Company may receive two one-year extensions of the maturity date. As of March 31, 2005, the Company had not borrowed any funds under this facility.

NOTE 9 – INCOME PER SHARE:

The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2005	2004
Net income per share — basic
Net income	$13,164	$9,379

Weighted average shares outstanding	49,302	47,686

Net income per share — basic	$0.27	$0.20

Net income per share — diluted
Net income	$13,164	$9,379

Weighted average shares outstanding	49,302	47,686
Dilutive impact of options	1,662	1,429

Weighted average shares and potential dilutive shares outstanding	50,964	49,115

Net income per share — diluted	$0.26	$0.19

Options to purchase approximately 0.4 million shares and 0.2 million shares of common stock were excluded from the above calculations as they were antidilutive during the three month periods ended March 31, 2005 and 2004, respectively.

NOTE 10 — COMPREHENSIVE INCOME:

The Company’s total comprehensive income for the three-month periods ended March 31, 2005 and 2004 was $12.7 million and $11.4 million, respectively. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.

NOTE 11 – BUSINESS SEGMENT INFORMATION:

The Company’s segment reporting was revised during the current quarter to reflect modifications in the Company’s cost allocation structure. Operating expenses have been reclassified based on an assessment of the Company’s technology and overhead costs and the realignment of these costs with the segments that receive the primary benefit from use of the related resources. The segment information presented below for the three months ended March 31, 2004 has been reclassified to reflect the Company’s 2005 business segments presentation.

During the periods presented, the Company’s business segments were: Electronic Payments; Risk Management; Global Outsourcing; and ATM Management. The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The Electronic Payments segment provides EFT processing services, including ACH processing, EBT services for government agencies, EFT software, software applications development, maintenance and installation. The Risk Management segment provides data based risk management services and other related products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides business process outsourcing and information technology services. The ATM Management segment provided ATM deployment, management and branding services. Following the consummation of the ATM Portfolio sale in November 2004, the Company ceased reporting the ATM Management segment as a separate operating segment and so the 2004 results of this segment only reflect its results of operations from January 1 to November 18.

The accounting policies of the segments are the same as those applied to the Company on a consolidated basis. For internal reporting purposes, the Company aggregates costs based upon managerial control. The majority of these managed cost groups are directly assigned to a reportable segment. For cost groups supporting more than one reportable segment, the costs are assigned based upon the product line or project benefited. The assignment of costs is based upon estimates of factors considered most appropriate for the cost group such as transactions, calls, customers, square footage, revenues and headcount. The Company does not allocate a portion of the expenses that benefit all segments and are corporate or administrative in nature. These costs are designated as Corporate expenses and include, among other things, executive leadership costs, investor relations and general legal, consulting, accounting and finance costs.

Information concerning operations in the Company’s reportable segments is as follows:

	Three Months Ended March 31,
(in thousands)	2005	2004
Net revenue:
Electronic payments	$50,771	$49,683
Risk management	37,606	35,124
Global outsourcing	25,861	20,919
ATM management[1]	—	35,160

Total net revenue	114,238	140,886

Operating expenses:
Electronic payments	44,292	40,154
Risk management	22,206	21,480
Global outsourcing	17,603	16,064
ATM management[1]	—	33,189

Total operating expenses	84,101	110,887

Allocated overhead:
Electronic payments	3,567	2,810
Risk management	2,508	2,311
Global outsourcing	2,365	1,685
ATM management[1]	—	2,163
Corporate	4,906	7,008

Total allocated overhead	13,346	15,977

Income (loss) from operations:
Electronic payments	2,912	6,719
Risk management	12,892	11,333
Global outsourcing	5,893	3,170
ATM management[1]	—	(192)
Corporate	(4,906)	(7,008)

Income from operations	$16,791	$14,022

[1]	See Note 4.

The Company has not disclosed assets, interest income, interest expense or income taxes by segment because this information is not reviewed by the chief operating decision maker nor practicable to prepare. Depreciation and amortization for each of the Company’s reporting segments is as follows:

	Three Months Ended March 31,
(in thousands)	2005	2004
Depreciation and amortization:
Electronic payments	$3,606	$3,589
Risk management	2,931	2,912
Global outsourcing	1,303	807
ATM management	—	1,351
Corporate	307	270

Total depreciation and amortization	$8,147	$8,929

Net revenue, classified by the geographic billing location of the customer, is as follows:

	Three Months Ended
	March 31,
(in thousands)	2005	2004
United States	$102,043	$125,320
EMEA	8,876	8,119
Canada	1,498	6,207
Latin America	899	781
India	767	310
Asia	155	149

Total consolidated	$114,238	$140,886

Property and equipment — net, classified by the geographic location of the controlling statutory entity, is as follows:

	March 31,	December 31,
(in thousands)	2005	2004
United States	$35,964	$37,703
United Kingdom and other	475	493
India	12,050	11,875
Canada	255	249

Total consolidated	$48,744	$50,320

NOTE 12 – COMMITMENTS AND CONTINGENCIES:

Future commercial commitments

The following table sets forth our future commercial commitments, excluding loan commitments, as of March 31, 2005:

	Commitment Expiration by Period[1]
(in thousands)	Total	2005	2006	2007	2008	2009	Thereafter
Letters of credit and other	$1,009	$912	$97	$—	$—	$—	$—
Performance bonds	14,291	3,891	10,365	35	—	—	—

Total commitments	$15,300	$4,803	$10,462	$35	$—	$—	$—

[1]	Represents commercial commitment expirations during the last nine months of 2005 and the respective years ending December 31, 2006 through 2009 and thereafter.

The Company uses time deposits to secure letters of credit it uses in the ordinary course of business in India. The Company had $0.4 million in letters of credit outstanding at March 31, 2005, mostly related to leases. These letters of credit were secured by $0.5 million in cash collateral. In addition, the Company has $0.6 million of bank guarantees related to performance guarantees on a customer contract and certain obligations related to local government requirements in India. These bank guarantees are collateralized by $0.6 million of time deposits.

In connection with the Company’s government services and collection activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at March 31, 2005 was $14.3 million.

Contractual cash obligations

As of March 31, 2005, the Company had contractual cash obligations for capital leases, operating leases, outsourcing and maintenance obligations in the aggregate amount of approximately $136.2 million. The following table sets forth the Company’s obligations as of March 31, 2005 for the time periods specified. The Company’s long-term debt consists of capital lease obligations related to purchased software and equipment.

	Payments Due by Period
		Nine months	Three Years	Three Years
		Ended	Ended	Ended
		December 31,	December 31,	December 31,
(in thousands)	Total	2005	2008	2011	Thereafter
Capital lease obligations	$4,115	$1,268	$2,817	$30	$—
Operating lease obligations[1]	46,684	8,481	23,321	11,429	3,453
Vendor obligations	85,367	33,834	40,597	10,936	—

Total	$136,166	$43,583	$66,735	$22,395	$3,453

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $2.7 million due in the future under non-cancelable subleases.

Purchase orders for goods and services are not included in the above table because purchase orders may represent authorizations to purchase rather than binding agreements and are based upon current service needs that are generally fulfilled by vendors within one or two months. For the purposes of the amounts above, contractual obligations for purchases of services are defined as agreements that are enforceable and legally binding and that specify all significant terms, such as fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. The Company is also party to certain other contracts with third parties whereby the third party provides services to the Company. These services are operational in nature and the obligations under these contracts vary from period to period based on the utilization of these services. These commitments are also not reflected in the above amounts as the associated amounts are not currently determinable.

Other commitments

As part of its transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due to the Company are included in cash and cash equivalents. The typical overnight settlement balance due to the Company ranges from $5 million to $40 million. The Company plans to satisfy these liquidity requirements using cash and cash equivalents on hand as well as through the credit agreement discussed in Note 8. As of March 31, 2005, approximately $6.8 million was due to the Company and it received these funds in early April 2005.

The Company has also sought to maintain an adequate cash balance to ensure that it can advance funds to one of its processing customers if unusual circumstances prevent the Company from the timely processing of this customer’s settlement files. Under the current contractual arrangements, the Company could be required to advance as much as $111 million to this processing customer if unusual circumstances prevented the timely processing of its settlement files at a peak period. The Company has not had to advance any funds to this customer for a number of years and the Company has established additional redundancies in its systems to further reduce the likelihood of such an advance being required.

On February 23, 2005, the Company announced that its Board of Directors had approved a plan to buy back up to $100 million of its common stock at prices not to exceed $25 per share. The repurchases are being made through the use of available cash. The Company is making purchases in the open market and through negotiated arrangements and block transactions in accordance with applicable laws and regulations. As of March 31, 2005, the Company had repurchased 2,029,200 shares at a total cost of $43.8 million. The transactions related to 1,148,400 of these shares ($24.8 million) had not been settled as of March 31, 2005 and amounts owed in respect of these transactions are classified as accrued stock repurchase liabilities on the Company’s condensed consolidated balance sheets.

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

The Company’s amended and restated certificate of incorporation and by-laws require it to indemnify its directors, officers, employees and other agents to the fullest extent permitted by Delaware law. Indemnification of the Company’s employees and other agents is permitted to the same extent. The Company’s amended and restated certificate of incorporation also permits the Company to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the amended and restated certificate of incorporation would permit such indemnification. In 2004, the Company reimbursed three former officers for an aggregate of approximately $0.1 million of disgorgement obligations such officers incurred to the SEC in connection with the settlement of an SEC investigation related to the Company’s restatement of its previously issued financial statements in 2002. These indemnification obligations are also implicated with respect to the directors and officers of the Company named as defendants in the Federal Securities Actions and Shareholder Derivative Actions that are described below.

Other contingencies

The Company, its former chief executive and two of its former chief financial officers were defendants in a federal securities action (the Federal Securities Action) that was pending in the U.S. District Court for the District of Arizona. The Consolidated Amended Complaint (Complaint) filed in this Action alleged, among other things, that during the period from July 21, 2000 through October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiff and other members of a putative class of shareholders suffered damages as a result. This Complaint was dismissed by order of the Court on July 12, 2004. The plaintiffs appealed this order of dismissal to the Ninth Circuit Court of Appeals on August 11, 2004. At the request of the parties, the Court vacated the original briefing schedule of this appeal and the Court has not established a new briefing schedule. The plaintiffs and the defendants in this action have reached a tentative settlement of this matter under which the defendants would pay the purported class $2.55 million. The tentative settlement is subject to initial documentation, confirmatory discovery, final documentation and approval by the Court. Assuming that this settlement is ultimately consummated by the parties and approved by the Court, the Company expects that its insurance will cover the entire settlement amount.

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

NOTE 13 – SUBSEQUENT EVENTS:

On April 1, 2005, George W. Gresham was appointed as the Company’s Senior Vice President and Chief Financial Officer following the retirement of Thomas S. Liston, the Company’s previous Senior Vice President and Chief Financial Officer. Mr. Gresham joined the Company in April 2002 as Corporate Controller and became Vice President, Finance in January 2004.

On May 3, the Company announced that it had completed its $100 million stock repurchase program. Approximately 4.6 million shares were repurchased as part of this initiative.

On May 3, 2005, the Company acquired the assets of National Check Protection Services Business Trust (NCPS) and National Data Verification Services Business Trust (NDVS), providers of new account verification and employment screening services for financial services companies. The primary purpose of this acquisition was to expand the Risk Management segment’s product suite and customer base. The aggregate initial cash purchase price to be paid is approximately $17.5 million subject to working capital adjustments and a $2.0 million holdback. Additional amounts of up to $2.5 million could become payable to the former shareholders of NCPS and NDVS if the acquired businesses achieve certain revenue objectives during a one year period following the acquisition. The Company intends to fund the purchase price through its available cash resources.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (MD&A) begins with selected financial information regarding our return on invested capital. We then provide an executive overview of our business that includes a description of our business goals, the business models for our segments, key events which occurred during the quarter ended March 31, 2005 and certain trends, risks and challenges. We then discuss our results of operations for the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004. This is followed by a discussion of our liquidity and capital resources, including cash resources, sources and uses of cash and commercial commitments. You should read the description of our Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ending December 31, 2004 because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods.

You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2004 Annual Report on Form 10-K. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in the risk factors and cautionary statements in Part II, Item 5 of this Quarterly Report on Form 10-Q.

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

During the historical periods presented herein, our four principal business lines were:

•	Electronic Payments

•	Risk Management

•	Global Outsourcing

•	Automated Teller Machine (ATM) Management

On November 19, 2004, we sold the portfolio of ATM machines and merchant contracts (the ATM Portfolio) associated with our former ATM Management segment and entered into a five year Master Services Agreement (MSA) with the buyer. The ATM Portfolio represented a significant component of our ATM Management segment and we no longer present our ATM management business as a separate operating segment in periods subsequent to the consummation of this transaction. Pursuant to the MSA, we provide processing, help desk, cash management and other services to the buyer. The processing service revenues and related costs of the MSA have been reported within our Electronic Payments segment and the ATM management service revenues and related costs have been reported within our Global Outsourcing segment (see Note 4 in the notes to the condensed consolidated financial statements).

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

The provision of EFT processing services requires substantial capital investment for computers and related peripherals, maintenance, system modifications and upgrades, security and redundancy. Although these requirements add barriers to competitive entrance, they also create a relatively high ratio of fixed operating costs to total costs. Processors are also required to maintain significant cash reserves to cover temporary differences in the flow of funds associated with electronic funds transfers. Additionally, the software applications used for processing at our data centers and which we license to our software customers are primarily developed in-house and require frequent compliance updates and competitive upgrades, creating a dependence upon experienced and qualified information technology (IT) personnel. The costs we incur for technology improvement are necessary for us to ensure our products are continuously enhanced to provide our customers with up-to-date processing capabilities. We are also required to incur compliance costs in connection with national and regional network requirements. Other operating expenses include telecommunications costs to support the transmission of electronic debit transactions and settlement. We focus on increasing the recurring revenue base of this business through, among other things, the retention of our current EFT and EBT processing customers and the acquisition of new processing relationships. Expanding our software sales, enhancing our processing product suite and expanding our processing presence in foreign markets are also areas of management emphasis.

Risk Management

This segment derives its revenue from database inquiries from financial institutions and retailers seeking to comply with regulations or mitigate the risk associated with accepting checks, providing credit or opening debit accounts for new consumers. Revenue from financial institutions represents the substantial majority of this segment’s revenue. The balance of the remaining revenue of the segment is derived from retail customers using our check verification service. Operating costs generally include data acquisition and analytic development costs, the cost of technology, regulatory compliance infrastructure and customer support centers. Our primary efforts in managing this business are directed towards increasing its revenues by improving customer usage rates and expanding our product suite and customer set.

Global Outsourcing

Our global outsourcing business derives its revenues from the need of companies to remain competitive through reducing costs while maintaining or improving service levels. Revenues in this segment were derived from a variety of business process outsourcing (BPO) and information technology services provided to the financial services, retail, telecommunications and government sectors through our U.S. and India based delivery centers. Our BPO services include account acquisition assistance, information technology services, credit card and brokerage support, call centers, loan processing, collections, data entry and systems maintenance. Operating costs in this segment are primarily related to employee expenses and telecommunications and facilities costs. Our principal goal for this business is to expand its customer base in our core target markets of financial services, retail and telecommunications companies. Additionally, we continually pursue opportunities to expand our service offerings to existing customers.

ATM Management

Our ATM Management segment derived its revenues from the use, sale and maintenance of ATMs. Surcharge and interchange revenue represented the majority of our revenue from this segment in 2004. Equipment sales were non-recurring and, along with branding fees, represented a minority of the revenue in this segment. Operating costs in this segment primarily included processing and telecommunication costs, the cost of the equipment we sold and the residual payments we made to the merchants where the ATMs we managed were deployed. We sold our ATM Portfolio during the fourth quarter of 2004 and we no longer treat our ATM management activities as a separate operating segment after this sale.

Key Events During the Three Months Ended March 31, 2005

•	We acquired ClearCommerce Corporation, a provider of fraud prevention and payment processing solutions having particular application to card-not-present transactions;

•	We executed a definitive agreement to acquire India Switch Company Private Limited, an India-based provider of ATM management, transaction processing and debit card production services;

•	We obtained a $100 million line of credit;

•	We repurchased approximately two million outstanding shares of our common stock at a cost of $43.8 million as part of a $100 million stock repurchase program we commenced in 2005;

•	We announced changes in our executive leadership and other organizational changes to support the ongoing implementation of our corporate strategy;

•	Through our alliance with MasterCard, we signed a processing contract with a Tier I financial institution;

•	We were notified that a user of our BPO services that has recently been acquired and will be terminating their relationship with us; and

•	William J. Ryan resigned from our Board of Directors.

Trends

Our strategic planning and forecasting processes include the consideration of economic, industry-wide and Company specific trends that may impact our customers, competitors and operations. We would identify the more material positive and negative trends affecting our business as the following:

•	increased fraud and identity theft and regulatory requirements are driving a sustained need for risk management products, although the rate of growth in this business is slowing as many customers and potential customers have already implemented required screening procedures;

•	revenues from our legacy check verification business have been declining. We expect this trend to continue;

•	there continues to be a migration from the use of traditional paper checks to electronic payments and we are seeing higher transaction volumes for our electronic payment processing business;

•	we expect our revenues from our government service EBT business to decline significantly in 2005;

•	our EFT software sales have tended to relate to product enhancements, customization and maintenance as opposed to new installations;

•	increased outsourcing as a means to control costs is driving demand for our BPO offshore outsourcing services as well as an increased level of interest in developing expanded offshore capabilities by industry participants;

•	the use of offshore outsourcing services continues to be a point of political debate;

•	our India operations continue to experience pressure on compensation costs as competition increases;

•	our revenues from existing IT outsourcing customers declined substantially in 2004 and will likely continue to decline;

•	our earnings per share have increased proportionately more than our revenues because we have effectively managed our costs, and we expect this trend to continue; and

•	consolidation in industries we serve is resulting in increasing competition and pricing pressures.

Risks and Challenges

In addition to the trends affecting our industry and our Company as noted above, we consider risks and challenges that could impact the Company’s future financial results, including the following and those described in Part II, Item 5, “Risk Factors and Cautionary Statements”:

•	Estimates of future financial results are inherently unreliable.

•	Our ability to expand through acquisitions involves risks and may not be successful.

•	Consolidation in the industries we serve may adversely affect our ability to sell our products and services.

•	We are unable to predict the results of the purported class action lawsuit filed in Florida.

•	We face intense competition in all areas of our business, and if we do not compete effectively, our business will be harmed.

•	If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

•	Legislation or regulation would harm our ability to collect and use data, increase our operating costs or otherwise harm our business.

•	If the security of our databases is compromised, our reputation could suffer and customers may not be willing to use our products and services.

•	We may experience software defects, development delays and installation difficulties, which could harm our business and reputation and expose us to potential liability.

•	There are a number of risks associated with our international sales and operations that could harm our business.

•	Changes in India tax laws could adversely affect our results of operations.

•	We face termination and compliance risks with respect to our government contracts and we expect our revenues from this business to decline in upcoming periods.

•	We may be unable to protect our intellectual property rights.

•	Provisions in our charter documents and Delaware law may delay or prevent a change in control of our Company that you may consider favorable.

RESULTS OF OPERATIONS

The following table presents our condensed consolidated financial results for the three month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
(dollars in millions)	2005	2004	% Change
Net revenue	$114.2	$140.9	(19)%

Operating expenses:
Processing, communication and service costs	28.9	58.7	(51)
Employee costs	49.2	48.9	1
Depreciation and amortization	8.1	8.9	(9)
Other operating costs	11.2	10.3	9

Total operating expenses[1]	97.4	126.9	(23)

Income from operations	16.8	14.0	20
Other income (expense) – net	1.5	(0.6)	*

Income before income taxes	18.3	13.4	37
Provision for income taxes	(5.1)	(4.0)	(28)

Net income[1]	$13.2	$9.4	40

*	Represents an increase or decrease in excess of 100%.

[1]	Amounts may not sum due to rounding.

Net Revenue

Net revenue by reportable segment and for the Company as a whole for the three month periods ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,
(dollars in millions)	2005	2004	% Change
Electronic Payments
EFT processing	$29.1	$25.6	14%
Government services (EBT)	13.3	14.6	(9)
Software sales	8.4	9.5	(12)

	50.8	49.7	2

Risk Management
Financial institution products	32.7	30.5	7
Retail products	4.9	4.6	7

	37.6	35.1	7

Global Outsourcing
BPO	16.6	13.1	27
IT services	9.3	7.8	19

	25.9	20.9	24

ATM Management[1]	—	35.2	*

Total net revenue[2]	$114.2	$140.9	(19)

*	Represents an increase or decrease in excess of 100%.

[1]	See Note 4 in the notes to the condensed consolidated financial statements.

[2]	Amounts may not sum due to rounding.

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

Electronic Payments

The results of operations of our Electronic Payments segment during the three months ended March 31, 2005 reflect the following changes as compared to the same period in 2004:

•	EFT processing revenues increased due to higher transaction volumes and customer reimbursed fees;

•	EBT processing revenues decreased due to contract expirations; and

•	our software sales decreased because of lower license and software services fees.

The following table provides further detail regarding the revenue we generated from our software business during the periods indicated:

	Three Months Ended
	March 31,
(in millions)	2005	2004
License fees	$1.0	$2.0
Maintenance	5.6	5.2
Software services	1.8	2.3

	$8.4	$9.5

We expect the total revenues from our Electronic Payments segment to be higher in 2005 as compared to 2004 due to increased revenues from EFT processing services, higher levels of customer reimbursable expenses and software sales. These higher revenues are expected to be partially offset by a decrease in our government services revenues due to contract expirations.

Risk Management

The increase in our Risk Management segment revenues during the first three months of 2005 is primarily attributable to our acquisitions of Penley Inc. (Penley) and Loss Control Solutions (LCS) during the second quarter of 2004 and, to a lesser extent, organic growth from obtaining new financial institution product customers. Retail product revenues also increased during the first quarter of 2005 as compared to the same period in 2004 due to our acquisition of ClearCommerce in late January 2005. Revenues from our Risk Management segment are expected to increase in 2005 as compared to 2004 due to higher sales of our ChexSystems(SM) suite of products and growth from acquisitions.

Global Outsourcing

Revenues from our outsourcing business increased during the three months ended March 31, 2005 as compared to the same period in 2004 due to a 27% increase in BPO revenues. IT services revenues were higher in the current quarter as compared to the prior year quarter due to $1 million of additional revenues from project work involving a customer that is migrating its processing activities in-house. IT services revenues were also positively impacted by a $1 million shortfall fee we billed to our largest IT services customer because it failed to reach certain minimum spending targets. We will not receive similar shortfall fees in future periods. We expect our 2005 Global Outsourcing segment revenues to increase as compared to 2004 from an expansion of our customer base and an increase in the volume and types of services provided to existing customers.

ATM Management

The Company sold its ATM Portfolio in the fourth quarter of 2004 and has not considered its ATM management business as a separate operating segment since that date. See Note 4 in the notes to the condensed consolidated financial statements for additional discussion.

Business Segment Margin Contributions

The following table presents our operating income (loss) by segment and total operating income for the three month periods ended March 31, 2005 and 2004:

	Three Months Ended March 31,
(dollars in millions)	2005	2004	% Change
Operating income (loss) Electronic payments	$2.9	$6.7	(57)%
Risk management	12.9	11.3	14
Global outsourcing	5.9	3.2	84
ATM management[1]	—	(0.2)	*
Corporate	(4.9)	(7.0)	30

Total operating income[2]	$16.8	$14.0	20

*	Represents an increase or decrease in excess of 100%.

[1]	See Note 4 in the notes to the condensed consolidated financial statements.

[2]	Amounts may not sum due to rounding.

Electronic Payments

The decline in margins during the three months ended March 31, 2005 as compared to the same period in 2004 is primarily due to the allocation of additional operating expenses and overhead costs to this segment. These allocated costs relate to common expenses we incur to support our technology and corporate infrastructures. Prior to its disposition, our ATM Management segment used to absorb a significant portion of these costs. The decrease in operating income is also attributable to the decrease in revenues from our EBT and software businesses. Although we experienced an increase in EFT processing revenues during the first quarter of 2005, a significant portion of this increase was attributable to an increase in the reimbursable fees which we pass-through to our customers without a significant mark-up. As a result, an increase in the level of these types of revenues does not improve the margin contributions of our processing business. We expect that the contribution margins of this business will improve during the remainder of 2005.

Risk Management

We achieved higher margins in our Risk Management segment during the three months ended March 31, 2005 as compared to the same period in 2004 due to various cost savings initiatives. The operating margin contributions of the Risk Management segment are expected to experience a slight increase in 2005 as compared to 2004.

Global Outsourcing

The margins for our global outsourcing business improved during the three months ended March 31, 2005 as compared to the same period in 2004 primarily due to the amortization of the gain associated with the sale of our ATM Portfolio last fall, which improves the contributions from the associated Master Services Agreement we signed with the buyer of that Portfolio. We also received a $1 million shortfall fee from our largest IT services customer and additional revenues related to a project involving a customer that is migrating its processing activities in-house. For full year 2005, we expect the margin contributions for our Global Outsourcing business to decrease somewhat from the levels seen in 2004.

ATM Management

We sold our ATM Portfolio in the fourth quarter of 2004 and we have not considered our ATM management business as a separate operating segment since that date. See Note 4 in the notes to the condensed consolidated financial statements for additional discussion.

Corporate

Unallocated corporate overhead includes, among other things, the cost of executive leadership, investor relations, shared legal, consulting, accounting and finance functions and certain technology expenses. Corporate expenses decreased during the three months ended March 31 2005 as compared to the same period in 2004 due to cost reduction efforts implemented following the sale of our ATM Portfolio and a reduction in legal expenses from the resolution of the SEC investigation. Corporate overhead costs incurred in 2005 are expected to decrease as compared to 2004 due to the resolution of the SEC investigation and the expected settlement of the related stockholder litigation as well as ongoing cost reduction efforts.

Operating Expenses

Operating expenses for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended March 31,
(dollars in millions)	2005	2004	% Change
Operating expenses:
Processing, communication and service costs	$28.9	$58.7	(51)%
Employee costs	49.2	48.9	1
Depreciation and amortization	8.1	8.9	(9)
Other operating costs	11.2	10.3	9

Total operating expenses[1]	$97.4	$126.9	(23)

[1]	Amounts may not sum due to rounding.

Processing, communication and service costs

This category includes the cost of transaction processing, telecommunications, computer equipment and promotional services. This category also included the residual payments we made to the occupants of the properties where the ATMs that we owned or managed prior to the sale of our ATM Portfolio were located.

The decrease in processing, communication and service costs during the three months ended March 31, 2005 as compared to the same period in 2004 is due to reductions in ATM residual costs, the cost of ATM equipment sales and the impact of the amortization of the deferred gain on the ATM Portfolio sale. Processing, communication and service costs for the full 2005 fiscal year are expected to decline as compared to costs incurred in 2004 due to the sale of the ATM Portfolio as well as ongoing cost reduction efforts.

Employee costs

Expenses in this category represent employee compensation, payroll taxes, medical costs and other employee related costs. Employee costs were relatively flat during the three month period ended March 31, 2005 as compared to the same period in 2004 because higher performance-based compensation expense and increases in our India-based employee headcount were offset by reductions in employee costs following the sale of our ATM Portfolio. Company-wide headcount at March 31, 2005 has decreased by approximately 200 since December 31, 2004. At March 31, 2005, approximately 72% of our employees were located in India. Employee costs in 2005 are anticipated to be lower than 2004, excluding the impact of acquisitions, due to headcount reductions and the transfer of additional support functions to our India locations.

Depreciation and amortization

These costs represent the depreciation of the buildings and equipment we own and the amortization of our intangible assets, such as capitalized software costs and acquired contracts. Depreciation and amortization expenses during the three months ended March 31, 2005 decreased as compared to the same period in 2004 due to the elimination of amortization expenses for intangible assets related to our ATM Portfolio. We expect our depreciation and amortization costs in 2005 to be comparable to costs experienced in 2004 as reductions in the costs related to the ATM Portfolio will be offset by an increase in costs related to acquisitions.

Other operating costs

Expenditures in this category include facilities costs, professional, consulting and temporary services, bad debt write-offs and certain administrative costs. The increase in other operating costs during the first quarter of 2005 as compared to the same quarter in 2004 is primarily due an increase in consulting and other expenses related to technology infrastructure improvement initiatives. Other operating costs in 2005 are expected to decrease as compared to 2004 because of lower legal expenses following the resolution of the SEC investigation in 2004, the anticipated settlement of the related stockholder litigation and a reduction in costs related to compliance with Section 404 of the Sarbanes-Oxley Act.

Other income (expense) — net

Other income (expense) — net primarily includes interest and investment income, interest and investment expense and foreign currency translation adjustments. Interest earned on cash, cash equivalents and short-term investments was $1.8 million and $0.4 million for the three-month periods ended March 31, 2005 and 2004, respectively. The effect of foreign currency translations was immaterial during the three months ended March 31, 2005 as compared to a $1.2 million loss incurred during the first quarter of 2004.

Provision for income taxes

Our annualized effective tax rate for the three months ended March 31, 2005 and 2004 was 28% and 30%, respectively. Our effective tax rate is largely determined by our Indian subsidiary’s proportional share of our projected consolidated income. Our Indian software development and business process outsourcing operations qualify for tax incentives associated with businesses that operate within designated geographic locations in India. These incentives generally provide us with exemptions from Indian income tax on certain business income generated from these operations and phase out through March 2009.

During the current quarter, we recognized a $1.2 million tax benefit from the release of certain tax reserves related to our foreign operations. We recognized these benefits in the current quarter because certain tax rulings indicated that the reserves were no longer needed. The recognition of this benefit will reduce our annual effective tax rate to approximately 33%. However, accounting principles generally accepted in the United States requires that we recognize the entirety of this benefit in the current quarter and so the effective tax rate for the first quarter of 2005 is lower than the expected annual effective tax rate. We are currently performing an analysis to determine if we are eligible for additional tax credits and other benefits, which may result in possible future beneficial adjustments to our tax rate. The amount, timing and likelihood of any such benefits cannot be currently determined.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Information about our financial position as of March 31, 2005 and December 31, 2004 is presented below:

	March 31,	December 31,
(dollars in millions)	2005	2004	% Change
Cash and cash equivalents	$200.4	$274.5	(27)%
Short-term investments	102.4	88.1	16
Long-term debt due within one year	1.6	2.0	(20)
Long-term debt	2.5	3.6	(31)
Stockholders’ equity	449.5	474.2	(5)
Net working capital	295.7	343.2	(14)

Cash Resources

Our cash balance and cash flows are expected to be sufficient to meet our recurring operating commitments and to fund planned capital expenditures and share repurchases. Cash and cash equivalents at March 31, 2005 included cash in India of approximately $31 million. The funds in India are held in India bank accounts denominated in India rupees or U.S. dollars. These funds are available for use in our India operations and investments. Under the American Jobs Creation Act of 2004 (the Act), we have the opportunity to receive a special one-time tax deduction on the repatriation of certain foreign earnings during 2005, although we have no present intention of repatriating the undistributed earnings of our foreign subsidiaries.

As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in cash and cash equivalents. The typical overnight settlement balance due to us ranges from $5 million to $40 million. We plan to satisfy these liquidity requirements using cash and cash equivalents on hand as well as through the credit agreement described below. As of March 31, 2005, approximately $7 million was due to us and it received these funds in early April 2005.

We have also sought to maintain an adequate cash balance to ensure that we can advance funds to one of our processing customers if unusual circumstances prevent us from the timely processing of this customer’s settlement files. Under the current contractual arrangements, we could be required to advance as much as $111 million to this processing customer if unusual circumstances prevented the timely processing of its settlement files at a peak period. We have not had to advance any funds to this customer for a number of years and we have established additional redundancies in our systems to further reduce the likelihood of such an advance being required.

On February 18, 2005, we entered into a credit agreement (the Credit Agreement) with a syndicate of banks. The Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $100 million. We have the option to increase this commitment to $175 million if certain requirements of the Credit Agreement are satisfied. We may use amounts borrowed under the Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Credit Agreement provides for two optional interest rates on any borrowings thereunder. The first rate is equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5%, depending on certain conditions set forth in the Credit Agreement. The second rate is equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate plus an additional percentage based on our leverage ratio. The terms of the agreement include certain defined negative and affirmative covenants customary for facilities of this type. The Credit Agreement will mature in 2008 and, upon the lenders’ approval, we may receive two one-year extensions of the maturity date. As of March 31, 2005, we had not borrowed any funds under this facility.

On February 23, 2005, we announced that our Board of Directors had approved a plan to buy back up to $100 million of our common stock at prices not to exceed $25 per share. The repurchases are made using our available cash. We are making purchases in the open market and through negotiated arrangements and block transactions in accordance with applicable laws and regulations. As of March 31, 2005, we have repurchased 2,029,200 shares at a total cost of $43.8 million. The transactions related to 1,148,400 of these shares ($24.8 million) had not been settled as of March 31, 2005 and amounts owed in respect of these transactions are classified as accrued stock repurchase liabilities on our condensed consolidated balance sheets.

The following table sets forth our contractual cash obligations as of March 31, 2005 in total and for the time periods specified. Our long-term debt consists of capital lease obligations related to purchased software and equipment.

	Payments Due by Period
		Nine-months	Three Years	Three Years
		Ended	Ended	Ended
		December 31,	December 31,	December 31,
(in thousands)	Total	2005	2008	2011	Thereafter
Capital lease obligations	$4.1	$1.3	$2.8	$—	$—
Operating lease obligations[1]	46.7	8.5	23.3	11.4	3.5
Vendor obligations	85.4	33.8	40.6	11.0	—

Total	$136.2	$43.6	$66.7	$22.4	$3.5

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $2.7 million due in the future under non-cancelable subleases.

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

Sources and Uses of Cash

The following table sets forth a summary of our cash flow activity for the three months ended March 31, 2005 and 2004. This table should be read in conjunction with our condensed consolidated statements of cash flows:

	Summary of Cash Flows
	For the Three Months
	Ended March 31,
(in millions)	2005	2004
Cash (used in) provided by operating activities	$(19.5)	$6.5
Cash used in investing activities	(40.0)	(3.8)
Cash (used in) provided by financing activities	(14.5)	4.0

Net (decrease) increase in cash and cash equivalents	$(74.0)	$6.7

Our current priorities for use of our cash are:

•	executing our share repurchase plan;

•	acquisitions;

•	investment in projects intended to increase our product delivery and operational effectiveness, enhance our product suite and the redundancy of our systems; and

•	funding our liquidity needs.

We have no present intention of using our available funds to pay cash dividends.

Operating Activities

Our primary source of operating cash flow is the profits we generate from our business. Operating cash outflows include payments to vendors for telecommunications services, consulting services and supplies. We also pay salaries and benefits to our employees and income taxes.

The cash used in operations during the first quarter of 2005 included the payment of performance-based bonuses of approximately $17 millions and $33 million of taxes primarily associated with the sale of our ATM Portfolio. These reductions in cash were partially offset by cash provided by our operating income.

Investing Activities

Cash used in or provided by our investing activities generally reflects the sale or acquisition of assets. During the first three months of 2005, we disbursed approximately $19 million for our acquisition of ClearCommerce and approximately $7 million to purchase fixed assets and develop software. We also used $14 million of cash to purchase short-term investments.

Financing Activities

We receive funds from the exercise of stock options and the sale of our shares through our employee stock purchase plan. We could also borrow money under our Credit Agreement. We disburse funds through repurchases of our common stock and repayment of debt. Financing outflows during the current period included the purchases of our common stock and repayment of debt. During the three months ended March 31, 2005, we used $19 million to purchase our common stock. We received approximately $5 million in proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan.

Commercial Commitments

The following table sets forth our future commercial commitments as of March 31, 2005:

	Commitment Expiration by Period[1]
(in millions)	Total	2005	2006	2007	2008	2009	Thereafter
Letters of credit and other	$1.0	$0.9	$0.1	$—	$—	$—	$—
Performance bonds	14.3	3.9	10.4	—	—	—	—

Total commitments	$15.3	$4.8	$10.5	$—	$—	$—	$—

[1]	Represents commercial commitment expirations during the last nine months of 2005 and the respective years ending December 31, 2006 through 2009 and thereafter.

We use cash collateral to secure letters of credit we issue in the ordinary course of business. We had $0.4 million in letters of credit outstanding at March 31, 2005, mostly related to leases. These letters of credit were secured by $0.5 million in cash collateral. In addition, we have obtained $0.6 million of bank guarantees in India related to our performance of a customer contract and certain obligations related to local government requirements. These guarantees are collateralized by $0.6 million of time deposits at the banks issuing the guarantees.

In connection with our government services business and collection activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at March 31, 2005 was $14 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. These statements have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, reserves and allowances, income taxes and stock-based compensation. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical accounting policies during the first three months of 2005. These policies are described in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company expects full year net revenues for 2005 to increase approximately 8 to 12 percent on a combined organic and acquisitive basis over the $431 million baseline revenue achieved across the Company’s three remaining segments following the sale of its ATM Portfolio in November 2004. The Company expects net income to increase 17 to 22 percent in 2005 over the net income of $40.8 million reported in 2004 and to generate operating cash flows in 2005 consistent with the level achieved in 2004, excluding the one-time payment of the tax liabilities associated with the ATM Portfolio sale.

The foregoing expectations reflect the following assumptions:

•	An effective annualized tax rate of approximately 33 percent;

•	Cash outlays for capital expenditures and product development of approximately $40 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates. These exposures may change over time as our business evolves and could have an adverse impact on our financial results. We have not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency or interest rate changes, although we may do so in the future. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. For the three months ended March 31, 2005, approximately 7% of our net revenues and approximately 19% of our operating expenses were denominated in these three currencies.

We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the three months ended March 31, 2005. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, Indian rupee and Canadian dollar would have reduced our reported income before taxes in the three month periods ended March 31, 2005 by approximately $2 million. A 10% change in the exchange rate for the British pound, Indian rupee and Canadian dollar would also have an impact on the foreign net assets reflected in our condensed consolidated balance sheet, but we would not expect this change to be material to our total assets.

Changes in interest rates could impact our anticipated interest income on cash, cash equivalents and short-term investments. A 10% adverse change in interest rates from the interest rates in effect at March 31, 2005 would not, however, have had a material adverse effect on our net income or financial condition for the three month periods ended March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in the internal controls related to financial reporting that have materially affected, or are reasonably likely to materially affect, these controls since March 31, 2005.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the discussion of the SEC investigation, Federal Securities Action, the Shareholder Derivative Actions, and the Florida litigation discussed in Note 12 to the Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 23, 2005, we announced that our Board of Directors had approved a plan to buy back up to $100 million of our common stock at prices not to exceed $25 per share. The repurchases are made using our available cash. We are making purchases in the open market and through negotiated arrangements and block transactions in accordance with applicable laws and regulations. As of March 31, 2005, we had repurchased 2,029,200 shares at a total cost of $43.8 million. The transactions related to 1,148,400 of these shares ($24.8 million) had not been settled at this date. The following table provides information as of March 31, 2005 with respect to shares of Common Stock repurchased by the Company during the quarter then ended:

				Approximate dollar
			Total number of	value of shares that
			shares purchased as	may yet be
			part of publicly	purchased under
	Total number of	Average price paid per	announced plans or	the plans or
Fiscal Periods	shares purchased	share	programs	program
Period 1
2/23/2005 – 2/28/2005	—	$—	—	$100,000,000

Period 2
3/1/2005 – 3/31/2005	2,029,200	21.56	2,029,200	56,250,448

Total	2,029,200	$21.56	2,029,200	$56,250,448

ITEM 5. OTHER INFORMATION

RISK FACTORS AND CAUTIONARY STATEMENTS.

When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, letters and reports to stockholders and in oral statements made by our representatives, the words or phrases ‘should,’ ‘are expected to,’ ‘targeted,’ ‘will continue,’ ‘will approximate,’ ‘is anticipated,’ ‘estimate,’ ‘project’ or similar expressions are intended to identify ‘forward-looking statements’ within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed below, which could cause our actual results to differ materially from our historical experience and our present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed below could affect our financial performance and could cause our actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse. We will not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ESTIMATES OF FUTURE FINANCIAL RESULTS ARE INHERENTLY UNRELIABLE.

From time to time, the Company and its representatives may make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenues, expense levels, tax rates, acquisition expenses, capital expenditures, earnings or earnings from operations. Any forecast regarding our future performance reflects various assumptions and judgments by management regarding the likelihood that certain possible future events will in fact occur. These assumptions and judgments are subject to significant uncertainties and shifting market dynamics, and, as a matter of course, many of them will prove to be incorrect. Further, events that may seem unlikely or relatively certain at the time a given prediction is made may in fact occur or fail to occur. Many of the factors that can influence the outcome of any prediction or projection are beyond our control. As a result, there can be no assurance that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned that any predictions, projection or other forward looking statement made by us should be considered current only as of the date made. Investors are encouraged to utilize the entire available mix of historical and forward-looking information made available by us, and other information relating to our Company and our products and services, when evaluating our prospective results of operations.

OUR ABILITY TO EXPAND THROUGH ACQUISITIONS INVOLVES RISKS AND MAY NOT BE SUCCESSFUL.

We are currently considering possible acquisitions to complement and grow our existing businesses. Our ability to expand through acquisitions involves many risks, including:

•	the operations, technology and personnel of any acquired companies may be difficult to integrate;

•	the allocation of management resources to consummate these transactions may disrupt our day to day business;

•	the acquired businesses may not achieve anticipated revenues, earnings or cash flow. Such a shortfall could require us to write-down the goodwill associated with any acquired company, which would adversely affect our reported earnings; and

•	acquisitions may require us to revise our published earnings guidance and record special charges that reduce our earnings.

CONSOLIDATION IN THE INDUSTRIES WE SERVE MAY ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS AND SERVICES.

Mergers, acquisitions and personnel changes at financial institutions and electronic funds transfer networks may adversely affect our business, financial condition and results of operations. The banking and EFT industries continue to consolidate, causing the number of financial institutions and processing networks to decline. This consolidation could cause us to lose:

•	current and potential customers;

•	market share if an entity resulting from a combination of our customers determines that it is more efficient to develop in-house products and services similar to ours or to use our competitors’ products and services; and

•	revenue if such a combined institution is able to negotiate a greater volume discount for, or discontinue the use of, our products and services.

For example, J.P. Morgan Chase and Bank One, both of which utilize our risk management products, merged in 2004. Similarly, the STAR network, formerly one of the larger customers of our electronic payments processing business, was purchased by one of our competitors, Concord EFS, during 2001. First Data Corporation, which owned a substantial equity interest in the NYCE Network, subsequently purchased Concord EFS. Following this acquisition, First Data sold its interest in the NYCE network to our competitor, Metavante, a subsidiary of M&I Bank. Both the STAR and NYCE networks utilize our electronic funds transfer software.

WE ARE UNABLE TO PREDICT THE RESULTS OF THE PURPORTED CLASS ACTION LAWSUIT FILED IN FLORIDA.

The Company, along with numerous other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs are seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees. The plaintiffs are also asking for injunctive relief to prevent further alleged violations of the Federal Act. In March 2004, the Company joined in a motion to dismiss this case filed by the co-defendant and the Company filed its own further motion to dismiss a portion of this case filed by a motion for summary judgment in June 2004. All these motions are pending before the court.

The Court has stayed all further proceedings in this case pending the decision by the Eleventh Circuit Court of Appeals in Kehoe v. Fidelity Federal Bank & Trust. The Company cannot predict whether the plaintiffs in this case will be successful in certifying their complaint as a class action. The Company believes that it has meritorious defenses with regard to the allegations made in this lawsuit and intends to vigorously defend this action. Litigation is, however, by its nature uncertain and an unfavorable resolution of this lawsuit could materially adversely affect our business, results of operation or financial condition.

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

In the electronic payments market, our principal competitors include:

•	third-party debit network processors, including First Data Corporation, VISA Debit Processing Services, Fifth Third Processing Solutions, Metavante Corporation and Fiserv;

•	financial institutions that have developed in house processing capabilities or services similar to ours, including Bank of America, M&I Bank and Fifth Third National Bank;

•	electronic funds transfer software providers, including Transaction System Architects, S2 and S1; and

•	government service (EBT) providers including J.P. Morgan Chase and ACS.

In the risk management market, our principal competitors include:

•	providers of fraud management data and software including Primary Payment Systems (a subsidiary of First Data Corporation), Equifax, Experian, TransUnion and RiskWise (a division of Lexis-Nexis of Reed Elsevier); and

•	retail check verification and electronic check processing providers, including Certegy and Telecheck, a subsidiary of First Data Corporation.

In the global outsourcing market, our competitors include Spectramind/Wipro Ltd, Intelenet Global Services Ltd., Progeon Ltd. (an Infosys Technologies company), WNS Global Services, Daksh services (a subsidiary of IBM) and numerous other business process and IT outsourcing service providers.

In the market for electronic transaction processing, the principal factors on which we compete are price and service levels and the features and functionality associated with our EFT software and processing services. The future growth of our revenues in this market is dependent upon securing an increasing volume of transactions. If we cannot control our transaction processing expenses, we may not remain price competitive and our revenues will be adversely affected. Our revenues can also be adversely affected if we are required to make pricing concessions to retain significant processing customers. In addition, some of our competitors have indicated that they may be prepared to provide customer prospects with up-front cash incentives to acquire or retain their processing business. Given that these competitors have substantially greater financial resources than we do, it will be difficult for us to obtain significant new processing customers, or retain the customers we have, if this approach becomes a significant competitive factor.

We have also seen an effort by processors such as First Data Corporation and VISA that are affiliated with branded networks to seek exclusive processing relationships with the debit card-issuing financial institutions that subscribe to their networks. Ownership or control of a branded network may also enable these competitors to influence the interchange fees financial institutions receive from retailers who accept transactions from the debit cards issued by these network participants. We are unable to predict whether the vertical integration between transaction processors and branded debit networks will have a positive or negative impact upon our processing business over the long-term.

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

Our business process management and information technology solutions offerings compete primarily on the basis of the quality of our service levels, price and the expertise we have with the process being outsourced to us. The future growth of this aspect of our business is dependent on demonstrating to our current and prospective customers that we are a dependable and efficient service provider who understands their particular business needs.

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

LEGISLATION OR REGULATION COULD HARM OUR ABILITY TO COLLECT AND USE DATA, INCREASE OUR OPERATING COSTS OR OTHERWISE HARM OUR BUSINESS.

Existing and new laws and regulations relating to consumer privacy protection could harm our ability to collect and use consumer data, increase our operating costs or otherwise harm our business. We collect personal data about consumers for use in our risk management products. Due to increasing public concern over consumer privacy rights, Congress and state legislatures have adopted and are considering adopting laws and regulations restricting the purchase, sale and sharing of personal information about consumers. Several recent highly-publicized incidents of large scale ID theft have heightened these concerns. A material increase in the scope of these types of restrictions could impair the efficacy of our risk management products and impair our ability to use our India-based resources to support our risk management business, which would increase our costs.

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

Our services and products are based on sophisticated software and computing systems and we often encounter delays when developing new products and services. Further, the software underlying our products and services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our products and technologies on platforms used by our customers or in new environments, such as the Internet. Defects in our software products, errors or delays in the processing of electronic transactions or other difficulties could result in:

•	delays in market acceptance;

•	additional development or installation costs;

•	diversion of technical and other resources;

•	loss of customers;

•	negative publicity; and

•	exposure to liability claims.

Although we attempt to limit our potential liability for warranty claims through disclaimers and limitation-of-liability provisions in our license and client agreements, we cannot be certain that these measures will be successful in limiting our liability.

THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR BUSINESS.

Because we currently sell some of our products and services on a global basis and provide outsourcing services from India, our business is subject to risks associated with doing business internationally. During the first quarter of 2005, we generated approximately 11% of our net sales outside of the United States and we presently anticipate that our international efforts will constitute a higher percentage of our net sales in future periods. Our future results could be harmed by a variety of factors, including:

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

We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the three month period ended March 31, 2005. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, Indian rupee and Canadian dollar would have reduced our reported income before taxes during the three months ended March 31, 2005 by approximately $2 million.

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

All of our government EBT contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized approximately 12% of our net sales in the first quarter of 2005 pursuant to contracts of this type. If a government contract is so terminated, we are generally entitled only to receive compensation for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines.

Although we continue to pursue new EBT contracts, we cannot predict whether our bids will be successful and, in any event, we expect the revenues we receive from EBT activities to decline substantially during 2005 due to scheduled contract expirations. If we are not successful in introducing additional EBT-related services or securing new contracts, we would anticipate that the revenues from our government services business will continue to decline for the foreseeable future.

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

PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY THAT YOU MAY CONSIDER FAVORABLE.

Provisions of our certificate of incorporation and bylaws and Delaware law may delay or prevent a change in control of our Company that you may consider favorable. These provisions include the following:

•	no cumulative voting by stockholders for directors;

•	a classified board of directors with three-year staggered terms;

•	the ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies;

•	the ability of our board to issue preferred stock, without stockholder approval, with rights and preferences that may be superior to our common stock;

•	the ability of our board to amend our bylaws;

•	a prohibition of stockholder action by written consent;

•	advance notice requirements for stockholder proposals and for nominating candidates to our board;

•	restrictions under Delaware law on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock;

•	a requirement that 66-2/3% of our stockholders and 66-2/3% of our directors approve certain corporate transactions, including mergers and consolidations, sales of assets or amendments to our certificate of incorporation; and

•	we have adopted a stockholder rights plan, which discourages the unauthorized acquisition of 15% or more of our common stock or an unauthorized exchange or tender offer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

Exhibit
No.	Description	Method of filing
2.1	Asset Purchase Agreement, dated as of January 11, 2005, by and among eFunds Corporation, eFunds Government Services, Inc., eFunds International Ltd., ClearCommerce Corporation, ClearCommerce Europe Ltd. and certain stockholders	Filed herewith

2.2	Business Transfer Agreement, dated March 31, 2005, between India Switch Company Private Limited, eFunds International India Private Limited and Classic Payment Solutions and Services Private Limited	Filed herewith

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed by the Company with the Securities and Exchange Commission (“the Commission”) on April 4, 2000, Registration No. 333-33992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”), Registration No. 333-33992)	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

10.1	Credit Agreement, dated February 18, 2005, among eFunds Corporation, J.P. Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A. and J.P. Morgan Securities, Inc.	Filed herewith

10.2	eFunds Corporation 2005 Deferred Compensation Plan	Filed herewith

10.3	Description of Compensation Program for Non-Employee Directors	Filed herewith

10.4	Restricted Stock Right Agreement, dated as of January 13, 2005, between the Company and Paul F. Walsh	Filed herewith

10.5	Option Agreement, dated as of January 13, 2005, between the Company and Paul F. Walsh	Filed herewith

31.1	Section 302 Certification by Mr. Paul F. Walsh	Filed herewith

31.2	Section 302 Certification by Mr. George W. Gresham	Filed herewith

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham	Filed herewith

*Incorporated by reference

(b)	Reports on Form 8-K

On January 14, 2005, the Company furnished a report on Form 8-K which included, pursuant to Item 1.01, an announcement that the Company and certain of its subsidiaries had entered into a definitive agreement to acquire ClearCommerce Corporation and certain of its subsidiaries.

On January 25, 2005, the Company furnished a report on Form 8-K which included, pursuant to Item 7.01 and 9.01 of that form, a press release announcing that George W. Gresham would be appointed to Senior Vice President and Chief Financial Officer, effective April 1, 2005, following the retirement of Thomas S. Liston, the Company’s current Senior Vice President and Chief Financial Officer.

On February 23, 2005, the Company furnished a report on Form 8-K announcing, pursuant to Item 1.01 of that form, that the Company has entered into a credit agreement with J.P. Morgan Chase Bank, N.A. and other syndicate banks providing for an initial aggregate commitment of $100 million with an option to increase the commitment to $175 million if certain requirements are satisfied. Pursuant to Item 2.02 and 9.02 of that form, the Company also provided a press release announcing the Company’s fourth quarter 2005 financial results. This press release included the Company’s consolidated balance sheets at December 31, 2004 and 2003, the consolidated income statements for the three months ended December 31, 2004 and 2003, and the consolidated statements of income and cash flows for the years ended December 31, 2004 and 2003.

On March 23, 2005, Company furnished a report on Form 8-K which included, pursuant to Item 5.02 of that form, an announcement that William J. Ryan had resigned from further service on the Company’s Board of Directors on March 23, 2005.

On March 23, 2005, the Company furnished a report on Form 8-K which included, pursuant to Item 1.01 of that form, an announcement that the Company had revised its Director compensation program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFunds Corporation
(Registrant)

Date: May 9, 2005	/s/ Paul F. Walsh

Paul F. Walsh
Chief Executive Officer and Chairman

Date: May 9, 2005	/s/ George W. Gresham

George W. Gresham
Chief Financial Officer

Index to Exhibits

Exhibit
No.	Description	Page Number
2.1	Asset Purchase Agreement, dated as of January 11, 2005, by and among eFunds Corporation, eFunds Government Services, Inc., eFunds International Ltd., ClearCommerce Corporation, ClearCommerce Europe Ltd. and certain stockholders

2.2	Business Transfer Agreement, dated March 31, 2005, between India Switch Company Private Limited, eFunds International India Private Limited and Classic Payment Solutions and Services Private Limited

10.1	Credit Agreement, dated February 18, 2005, among eFunds Corporation, J.P. Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A. and J.P. Morgan Securities, Inc.

10.2	eFunds Corporation 2005 Deferred Compensation Plan

10.3	Description of Compensation Program for Non-Employee Directors

10.4	Restricted Stock Right Agreement, dated as of January 13, 2005, between the Company and Paul F. Walsh

10.5	Option Agreement, dated as of January 13, 2005, between the Company and Paul F. Walsh

31.1	Section 302 Certification by Mr. Paul F. Walsh

31.2	Section 302 Certification by Mr. George W. Gresham

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham