Form 10-Q
period 2005-06-30
EFUNDS CORP
filed 2005-08-05
CIK 1109190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes X No
The number of shares outstanding of the registrant’s common stock, par value $.01 per share, July 29, 2005 was 45,381,772

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
SIGNATURES
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
(dollars in thousands)	2005	2004
Current assets:
Cash and cash equivalents	$205,976	$274,477
Short-term investments	—	88,140
Restricted cash	3,877	2,392
Accounts receivable — net	75,628	73,505
Deferred income taxes	11,701	14,340
Prepaid expenses and other current assets	13,902	15,710

Total current assets	311,084	468,564

Property and equipment — net	54,354	50,320
Intangible assets — net	155,732	103,672
Long-term deferred income taxes	13,009	13,964
Other non-current assets	11,166	6,441

Total non-current assets	234,261	174,397

Total assets	$545,345	$642,961

Current liabilities:
Accounts payable	$20,665	$21,984
Accrued liabilities	37,570	44,142
Accrued income taxes	13,901	40,879
Deferred revenue and gains	22,447	16,445
Long-term debt due within one year	2,315	1,955

Total current liabilities	96,898	125,405
Long-term deferred gains	32,676	37,539
Long-term debt	3,052	3,569
Other long-term liabilities	1,894	2,244

Total liabilities	134,520	168,757

Commitments and contingencies (Notes 3, 12, & 13)
Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.01 par value (authorized: 250,000,000 shares; issued and outstanding: 49,970,337 and 45,379,094 shares, respectively at June 30, 2005 and 49,305,446 shares at December 31, 2004)	500	493
Additional paid-in capital	456,500	446,825
Treasury stock at cost (4,591,243 shares at June 30, 2005)	(100,000)	—
Retained earnings	50,537	23,231
Accumulated other comprehensive income	3,288	3,655

Stockholders’ equity	410,825	474,204

Total liabilities and stockholders’ equity	$545,345	$642,961

See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net revenue	$116,294	$140,712	$230,532	$281,598

Operating expenses:
Processing, communication and service costs	27,612	56,661	56,515	115,331
Employee costs	48,034	47,787	97,278	96,729
Depreciation and amortization	8,077	9,027	16,224	17,956
Other operating costs	12,229	13,108	23,382	23,431
Restructuring and provision for contract loss charges	—	1,253	—	1,253

Total operating expenses	95,952	127,836	193,399	254,700

Income from operations	20,342	12,876	37,133	26,898
Other income (expense) — net	1,086	585	2,561	(39)

Income before income taxes	21,428	13,461	39,694	26,859
Provision for income taxes	(7,286)	(4,038)	(12,388)	(8,057)

Net income	$14,142	$9,423	$27,306	$18,802

Weighted average shares outstanding	45,649	47,886	47,417	47,786
Weighted average shares and potential dilutive shares outstanding	47,095	49,268	48,924	49,192
Net income per share — basic	$0.31	$0.20	$0.58	$0.39
Net income per share — diluted	$0.30	$0.19	$0.56	$0.38
See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2005	2004
Cash flows from operating activities:
Net income	$27,306	$18,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,947	6,488
Amortization	9,277	11,468
Deferred income taxes	3,594	303
Other — net	(191)	837
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Restricted cash	6,715	872
Accounts receivable	(187)	(6,834)
Accounts payable	(5,344)	(977)
Deferred revenue and gains	(547)	3,486
Income taxes receivable/payable	(25,629)	2,097
Other assets and liabilities	(16,031)	(5,736)

Net cash provided by operating activities	5,910	30,806

Cash flows from investing activities:
Capital expenditures	(11,790)	(11,423)
Acquisitions	(54,598)	(6,079)
Purchase of short-term investments	(98,925)	(57,035)
Proceeds from sale of short-term investments	187,065	46,985
Other — net	(3,258)	(508)

Net cash provided by (used in) investing activities	18,494	(28,060)

Cash flows from financing activities:
Purchase of common stock	(100,000)	—
Issuance of common stock	8,079	8,225
Payments on long-term debt	(984)	(4,185)

Net cash (used in) provided by financing activities	(92,905)	4,040

Net (decrease) increase in cash and cash equivalents	(68,501)	6,786
Cash and cash equivalents at beginning of period	274,477	104,456

Cash and cash equivalents at end of period	$205,976	$111,242

Supplemental disclosures:
Cash paid for income taxes	$32,810	$4,934
Cash paid for interest	$236	$158
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$984	$3,650
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
During the three and six months ended June 30, 2004, the Company had four operating segments: Electronic Payments; Risk Management; Global Outsourcing; and Automated Teller Machine (ATM) Management. The ATM Management segment provided ATM deployment, management and branding services. On November 19, 2004, the Company sold its ATM deployment business and has not considered its ATM management activities as a separate operating segment since that date (see Note 4). The Electronic Payments segment provides electronic funds transfer (EFT) processing services, including automated clearinghouse (ACH) processing and electronic benefit transfer (EBT) services for government agencies, EFT software, software applications development, maintenance and installation. The Risk Management segment provides data based risk management services and other related products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides business process outsourcing and information technology services.
The unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s results of operation and financial condition have been included. All of these adjustments were of a normal, recurring nature. The Company has reclassified certain amounts within the condensed consolidated statements of cash flows for the six months ended June 30, 2004 to conform to its 2005 presentation. The June 30, 2004 condensed consolidated balance sheet included $63.7 million of short-term investments that were previously classified as cash and cash equivalents.
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
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES:
Recent Pronouncements
In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principles Board Opinion (APB) No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, this statement requires

“retrospective application” of the direct effect of a voluntary change in accounting principle to prior period financial statements, if it is practicable to do so. SFAS 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. Unless adopted early, SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have an impact on its financial position or results of operations.
In December 2004, the FASB revised SFAS No. 123, “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R replaces SFAS No. 123 and, although the two pronouncements are similar in most respects, a key difference among the pronouncements is that SFAS No. 123R generally requires companies to recognize the cost of employee services rendered in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS No. 123R was originally scheduled to become effective as of the beginning of the first interim reporting period that began after June 15, 2005, but the SEC has deferred the effective date of this pronouncement to the first annual reporting period that begins after June 15, 2005. SFAS No. 123R may be adopted earlier. The Company had not adopted SFAS No. 123R as of June 30, 2005 and as a result, SFAS No. 123R has not affected the Company’s condensed consolidated financial position or results of operations to date. The adoption of SFAS No. 123R will result in an increase in the Company’s employee costs, although the Company has not yet determined how it will estimate the fair value of the stock options it grants to its employees and so the Company cannot precisely estimate the amount of the increase at this time. The Company currently expects to adopt SFAS No. 123R in 2006.
In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and Staff Position No. FAS 109-2, “Accounting and Disclosure for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (collectively, the Provisions). The Provisions were issued in response to certain issues surrounding the American Jobs Creation Act of 2004 (the Act). The Act provides certain domestic companies a temporary opportunity to repatriate previously undistributed earnings of controlled foreign subsidiaries at a reduced federal tax rate, approximating 5.25%. The Company is currently considering whether to repatriate any funds from its foreign subsidiaries and the implications of the Act and the Provisions with respect to any such action.
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
Employee stock-based compensation
The Company accounts for the issuance of stock options to employees using the intrinsic value method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost related to the issuance of stock options is reflected in net income as all options granted under the Company’s plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share that would result if the Company had applied the fair value recognition provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” to its stock-based employee compensation during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$14,142	$9,423	$27,306	$18,802
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,210)	(1,021)	(2,484)	(1,860)

Pro forma net income	$12,932	$8,402	$24,822	$16,942

Earnings per share:
Basic-as reported	$0.31	$0.20	$0.58	$0.39

Basic-pro forma	$0.28	$0.18	$0.52	$0.35

Diluted-as reported	$0.30	$0.19	$0.56	$0.38

Diluted-pro forma	$0.27	$0.17	$0.51	$0.34

For purposes of applying SFAS No. 123, the weighted average estimated fair value of stock options granted during the three and six month periods ended June 30, 2005 was $9.37 and $9.45, respectively, and the weighted average estimated fair value of stock options granted during the three and six month periods ended June 30, 2004 was $7.39 and $7.83, respectively. This value was estimated at the option grant date using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Expected volatility	34.8%	36.3%	34.0%	39.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.6%	3.9%	3.9%	3.4%
Expected life	5 years	5 years	5 years	5 years
From time to time, the Company issues restricted stock unit awards to employees and directors that generally vest over a three-year period. No consideration is paid for these awards. During the three and six month periods ended June 30, 2005, the Company issued approximately 10,000 and 124,000 units of restricted stock, respectively, and recorded compensation expense for the restricted stock unit awards of $446,000 and $872,000, respectively. During the three and six month periods ended June 30, 2004, the Company issued approximately 3,000 and 132,000 units of restricted stock, respectively, and recorded compensation expense for the restricted stock unit awards of approximately $227,000 and $343,000, respectively.
Income Taxes
During the first quarter of 2005, the Company recognized a $1.2 million tax benefit from the release of certain tax reserves related to its foreign operations. The Company reversed these reserves because certain tax rulings indicated that the associated taxes would not in fact become due and so the reserves were no longer needed. The Company has also determined that it is eligible for a tax benefit which will result in a future beneficial adjustment to the Company’s tax provision as discussed in Note 13.
NOTE 3 — ACQUISITIONS:
On January 31, 2005, the Company acquired ClearCommerce Corporation (ClearCommerce), a provider of fraud prevention and payment processing solutions having primary application to card-not-present transactions. The results of ClearCommerce have been included in the Company’s condensed consolidated financial statements since that date. The primary purpose of this acquisition was to expand the Risk Management segment’s retail product suite and customer base. The aggregate initial purchase price was approximately $19 million, subject to certain closing adjustments. Up to $11 million of additional consideration could become payable to the former stockholders of ClearCommerce if the acquired business achieves certain revenue and operational targets during the one year period following the closing of this acquisition. At June 30, 2005, payment of approximately $2 million of the aggregate initial purchase price remained subject to the satisfaction of certain post-closing conditions.
On May 11, 2005, the Company acquired the assets of National Check Protection Services Business Trust and National Data Verification Services Business Trust (collectively, NCPS), providers of new account verification and employment screening services for financial services companies. The results of NCPS have been included in the Company’s condensed consolidated financial statements since that date. The primary purpose of this acquisition was to expand the Risk Management segment’s product suite and customer base. The aggregate initial cash purchase price was approximately $18 million. Additional amounts of up to $3 million, currently held in escrow, could become payable to the former shareholders of NCPS if the acquired businesses achieve certain revenue objectives during a one year period following the acquisition. At June 30, 2005, payment of approximately $5 million of the aggregate initial purchase price remained subject to the satisfaction of certain post-closing conditions.
On June 20, 2005, the Company acquired India Switch Company Private Limited (ISC), an India-based provider of ATM management, transaction processing and debit card production services. The results of ISC have been included in the Company’s condensed consolidated financial statements since that date. The primary purpose of this acquisition was to establish a presence in the Indian electronic payments industry. The aggregate initial purchase price was approximately $18 million, subject to certain closing adjustments. An additional payment of up to $3 million may be made approximately one year following the acquisition if ISC achieves certain revenue objectives during that period. The Company also assumed outstanding debt of ISC of approximately $3 million. At June 30, 2005, payment of approximately $2 million of the aggregate initial purchase price remained subject to the satisfaction of certain post-closing conditions.
The following table summarizes the combined estimated fair value of assets acquired and liabilities assumed at the date of each of the ClearCommerce, NCPS and ISC acquisitions and the weighted average useful lives of the intangible assets:

		Wtd. Avg.
(dollars in thousands)	Amount	Useful Lives
Current assets	$2,919
Non-current assets	9,014
Intangible assets:
Customer relationships	12,402	9 years
Developed Technology	4,740	4 years
Database	2,600	10 years
Other	1,247	3 years
Goodwill	32,753

Total assets acquired	65,675
Current liabilities	10,965
Long-term liabilities	112

Net assets acquired	$54,598

The individual results of operations of ClearCommerce, NCPS and ISC are not sufficiently material to the Company to require the Company to disclose pro forma results of operations for these acquisitions.
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
The amounts received by the Company in connection with the ATM Agreement exceeded the book value of the ATM Portfolio by approximately $48 million. These excess proceeds were recorded as a deferred gain and are being ratably amortized as a reduction in the operating costs of the Company’s Global Outsourcing segment over the initial five-year term of the MSA. During the three and six months ended June 30, 2005, approximately $2.4 million and $4.8 million of the deferred gain was recognized as a reduction in the “Processing, communication and service costs” incurred by this segment. At June 30, 2005, approximately $42.3 million of the implied gain is recorded as a deferred gain of which $32.7 million is recorded as long-term liabilities and the remainder is included in current liabilities.
NOTE 5 — INTANGIBLES:
Intangible assets consist primarily of capitalized software costs, acquired contracts and goodwill. Intangible assets, both acquired and developed, subject to amortization are presented below.

	Wtd. Avg.	June 30, 2005			December 31, 2004
	Amort.
	Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
(dollars in thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net
Software-internal use	4	$98,517	$(74,165)	$24,352	$94,272	$(69,388)	$24,884
Software-licensing and resale	5	60,604	(42,980)	17,624	54,996	(40,522)	14,474
Acquired contracts and other	7	44,946	(23,963)	20,983	28,755	(23,703)	5,052

		$204,067	$(141,108)	$62,959	$178,023	$(133,613)	$44,410

For the three and six month periods ended June 30, 2005, amortization expense for intangible assets was $4.7 million and $9.3 million, respectively, and for the three and six month periods ended June 30, 2004, amortization expense for intangible assets was $6.0 million and $11.5 million, respectively. The estimated amortization expense for intangible assets held at June 30, 2005 is $11 million for the six months ended December 31, 2005. For the years ended December 31, 2006, 2007, 2008, 2009 and 2010, the estimated amortization expense for intangible assets held at June 30, 2005 is $17 million, $13 million, $9 million, $4 million, and $3 million, respectively.
The change in the carrying amount of goodwill for the six months ended June 30, 2005 is as follows:

	Electronic	Risk
(in thousands)	Payments	Management	Global Outsourcing	Other	Total
Balance as of December 31, 2004	$15,388	$11,176	$22,748	$9,950	$59,262
Goodwill acquired	—	22,188	11,090	233	33,511

Balance as of June 30, 2005	$15,388	$33,364	$33,838	$10,183	$92,773

NOTE 6 — RESTRUCTURING, ASSET IMPAIRMENT AND OTHER CHARGES:
The following table summarizes the change in the Company’s restructuring accruals for the six month period ended June 30, 2005. The severance related accruals are expected to be paid through 2006, and the lease-related costs and other accruals, which include a long-term portion of lease related costs of approximately $0.9 million at June 30, 2005, are payable through 2010.

		Lease-Related Costs
(in thousands)	Severance Related	& Other	Total
Balance at December 31, 2004	$2,464	$1,942	$4,406
Cash payments	(256)	(246)	(502)

Balance at March 31, 2005	2,208	1,696	3,904
Cash payments	(358)	(183)	(541)

Balance at June 30, 2005	$1,850	$1,513	$3,363

NOTE 7 — ACCRUED CONTRACT LOSSES:
The Company’s accrued contract losses are included in “Accrued liabilities” in the condensed consolidated balance sheets and pertain to the Electronic Payments segment contracts for long-term government service contracts and long-term software services contracts. The following table summarizes the activity of the accrued contract loss reserve:

(in thousands)	2005	2004
Balance at beginning of year	$1,162	$1,890
Charges to reserve	(293)	(345)

Balance at March 31	869	1,545
Provision for contract losses	—	501
Charges to reserve	(561)	(345)

Balance at June 30	$308	$1,701

NOTE 8 — LONG-TERM DEBT AND BORROWING ARRANGEMENTS:
Long-term debt was as follows:

	June 30,	December 31,
(in thousands)	2005	2004
Capital leases and other	$5,367	$5,524
Less amount due within one year	(2,315)	(1,955)

Total	$3,052	$3,569

Long-term debt consists of capital lease obligations related to purchased software and equipment. The weighted average interest rate on capital lease obligations is approximately 8%. Carrying value approximates fair value for these obligations, which are due through the year 2009.
On February 18, 2005, the Company entered into a credit agreement (the Credit Agreement) with a syndicate of banks. The Credit Agreement provided for an initial aggregate commitment under an unsecured revolving credit facility of $100 million. The Company had the option to increase this commitment to $175 million if certain requirements of the Credit Agreement were satisfied. Amounts borrowed under the Credit Agreement could have been used to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Credit Agreement provided for two optional interest rates on any borrowings thereunder. The first rate was equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5%, depending on certain conditions set forth in the Credit Agreement. The second rate was equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate plus an additional percentage based on the Company’s leverage ratio. The terms of the Credit Agreement included certain defined negative and affirmative covenants customary for facilities of this type. The Credit Agreement was scheduled to mature in 2008, and upon the lenders’ approval, the Company could have received two one-year extensions of the maturity date. As of June 30, 2005, the Company had not borrowed any funds under this facility and it was replaced in July 2005 by the credit agreement and term loan described in Note 13.
NOTE 9 — INCOME PER SHARE:
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income per share — basic
Net income	$14,142	$9,423	$27,306	$18,802

Weighted average shares outstanding	45,649	47,886	47,417	47,786

Net income per share — basic	$0.31	$0.20	$0.58	$0.39

Net income per share — diluted
Net income	$14,142	$9,423	$27,306	$18,802

Weighted average shares outstanding	45,649	47,886	47,147	47,786
Dilutive impact of options	1,446	1,382	1,777	1,406

Weighted average shares and potential dilutive shares outstanding	47,095	49,268	48,924	49,192

Net income per share — diluted	$0.30	$0.19	$0.56	$0.38

Options to purchase approximately 0.9 million shares of common stock were excluded from the above calculations as they were antidilutive during both the three and six month periods ended June 30, 2005, respectively. Options to purchase approximately 0.2 million shares were excluded from the above calculations as they were antidilutive during both the three and six month periods ended June 30, 2004.

NOTE 10 — COMPREHENSIVE INCOME:
The Company’s total comprehensive income for the three and six month periods ended June 30, 2005 was $14.2 million and $26.9 million, respectively. The Company’s total comprehensive income for the three and six month periods ended June 30, 2004 was $7.3 million and $18.7 million, respectively. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.
NOTE 11 — BUSINESS SEGMENT INFORMATION:
The Company’s segment reporting was revised during the first quarter of 2005 to reflect modifications in the Company’s cost allocation structure. Operating expenses have been reclassified based on an assessment of the Company’s technology and overhead costs and the realignment of these costs with the segments that receive the primary benefit from use of the related resources. The segment information presented below for the three and six months ended June 30, 2004 has been reclassified to reflect the Company’s 2005 business segments presentation.
During the periods presented, the Company’s business segments were: Electronic Payments; Risk Management; Global Outsourcing; and, during the first half of 2004, ATM Management. Following the consummation of the ATM Portfolio sale in November 2004, the Company ceased reporting the ATM Management segment as a separate operating segment. The Company reports segment information consistent with the way management internally disaggregates its operations to assess performance and to allocate resources. The Electronic Payments segment provides EFT processing services, including ACH processing, EBT services for government agencies, EFT software, software applications development, maintenance and installation. The Risk Management segment provides data based risk management services and other related products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides business process outsourcing and information technology services. The ATM Management segment provided ATM deployment, management and branding services.
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

Information concerning operations in the Company’s reportable segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Net revenue:
Electronic payments	$52,377	$51,719	$103,148	$101,402
Risk management	40,255	35,033	77,861	70,157
Global outsourcing	23,662	19,387	49,523	40,306
ATM management[1]	—	34,573	—	69,733

Total net revenue	116,294	140,712	230,532	281,598

Operating expenses before overhead, restructuring and provision for contract loss charges:
Electronic payments	44,044	42,027	88,336	82,181
Risk management	23,686	20,845	45,892	42,325
Global outsourcing	16,459	15,158	34,062	31,222
ATM management[1]	—	32,435	—	65,624

Total operating expenses before overhead, restructuring and provision for contract loss charges	84,189	110,465	168,290	221,352

Allocated overhead:
Electronic payments	3,224	2,569	6,791	5,379
Risk management	2,010	2,203	4,518	4,514
Global outsourcing	2,216	1,602	4,581	3,287
ATM management[1]	—	2,098	—	4,261
Corporate	4,313	7,646	9,219	14,654

Total allocated overhead	11,763	16,118	25,109	32,095

Restructuring and provision for contract loss charges:
Electronic payments	—	1,178	—	1,178
Risk management	—	(8)	—	(8)
Global outsourcing	—	41	—	41
ATM management[1]	—	9	—	9
Corporate	—	33	—	33

Total restructuring and provision for contract loss charges	—	1,253	—	1,253

Income (loss) from operations:
Electronic payments	5,109	5,945	8,021	12,664
Risk management	14,559	11,993	27,451	23,326
Global outsourcing	4,987	2,586	10,880	5,756
ATM management[1]	—	31	—	(161)
Corporate	(4,313)	(7,679)	(9,219)	(14,687)

Income from operations	$20,342	$12,876	$37,133	$26,898

[1]	See Note 4.
The Company has not disclosed assets, interest income, interest expense or income taxes by segment because this information is not reviewed by the chief operating decision maker nor practicable to prepare. Depreciation and amortization for each of the Company’s reporting segments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Depreciation and amortization:
Electronic payments	$3,493	$3,648	$7,099	$7,237
Risk management	2,994	2,803	5,925	5,715
Global outsourcing	1,339	549	2,642	1,356
ATM management	—	1,694	—	3,045
Corporate	251	333	558	603

Total depreciation and amortization	$8,077	$9,027	$16,224	$17,956

Net revenue, classified by the geographic billing location of the customer, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
United States	$104,355	$124,788	$206,398	$250,108
EMEA	8,235	7,303	17,111	15,422
Canada	1,460	6,266	2,958	12,473
Latin America	1,194	1,548	2,093	2,329
India	970	670	1,737	980
Asia	80	137	235	286

Total consolidated	$116,294	$140,712	$230,532	$281,598

Property and equipment — net, classified by the geographic location of the controlling statutory entity, is as follows:

	June 30,	December 31,
(in thousands)	2005	2004
United States	$36,718	$37,703
India	16,728	11,875
Canada	461	249
United Kingdom and other	447	493

Total consolidated	$54,354	$50,320

NOTE 12 — COMMITMENTS AND CONTINGENCIES:
Future commercial commitments
The following table sets forth our future commercial commitments, excluding loan commitments, as of June 30, 2005:

	Commitment Expiration by Period[1]
(in thousands)	Total	2005	2006	2007	2008	2009	Thereafter
Letters of credit and other	$877	$498	$379	$—	$—	$—	$—
Performance bonds	12,501	1,811	10,620	45	25	—	—

Total commitments	$13,378	$2,309	$10,999	$45	$25	$—	$—

[1]	Represents commercial commitment expirations during the last six months of 2005 and the respective years ending December 31, 2006 through 2009 and thereafter.
The Company uses time deposits to secure letters of credit it uses in the ordinary course of business in India. The Company had $0.3 million in letters of credit outstanding at June 30, 2005, mostly related to leases. These letters of credit were secured by $0.3 million in cash collateral. In addition, the Company has $0.6 million of bank guarantees related to performance guarantees on a customer contract and certain obligations related to local government requirements in India. These bank guarantees are collateralized by $0.6 million of time deposits.
In connection with the Company’s government services and collection activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at June 30, 2005 was $12.5 million.
Contractual cash obligations
As of June 30, 2005, the Company had contractual cash obligations for capital leases, operating leases, outsourcing and maintenance obligations in the aggregate amount of approximately $159.3 million. The following table sets forth the Company’s obligations as of June 30, 2005 for the time periods specified. The Company’s long-term debt consists of capital lease obligations related to purchased software and equipment.

	Payments Due by Period
		Six months Ended	Three Years Ended	Three Years Ended
	Total	December 31, 2005	December 31, 2008	December 31, 2011	Thereafter
(in thousands)
Capital lease obligations	$5,367	$1,269	$3,973	$125	$—
Operating lease obligations[1]	69,216	5,494	29,230	18,541	15,951
Vendor obligations	84,738	18,004	57,371	9,363	—

Total	$159,321	$24,767	$90,574	$28,029	$15,951

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $2.4 million due in the future under non-cancelable subleases.
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
Other commitments
As part of its transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due to the Company are included in cash and cash equivalents. The typical overnight settlement balance due to the Company ranges from $5 million to $40 million. As of June 30, 2005, approximately $28.6 million was due to the Company and it received these funds in early July 2005.
The Company has also sought to maintain an adequate cash balance to ensure that it can advance funds to one of its processing customers if unusual circumstances prevent the Company from the timely processing of this customer’s settlement files. Under the current contractual arrangements, the Company could be required to advance as much as $119 million to this processing customer if unusual circumstances prevented the timely processing of its settlement files at a peak period. The Company has not had to advance any funds to this customer for a number of years and the Company has established additional redundancies in its systems to further reduce the likelihood of such an advance being required.
On February 23, 2005, the Company announced that its Board of Directors had approved a plan to buy back up to $100 million of its common stock at prices not to exceed $25 per share. On May 3, the Company announced that it had completed this repurchase program. Approximately 4.6 million shares were repurchased as part of this initiative through the use of available cash. The repurchases were made in the open market and through negotiated arrangements and block transactions in accordance with applicable laws and regulations.
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

The Company’s amended and restated certificate of incorporation and by-laws require it to indemnify its directors, officers, employees and other agents to the fullest extent permitted by Delaware law. Indemnification of the Company’s employees and other agents is permitted to the same extent. The Company’s amended and restated certificate of incorporation also permits the Company to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the amended and restated certificate of incorporation would permit such indemnification. In 2004, the Company reimbursed three former officers for an aggregate of approximately $0.1 million of disgorgement obligations such officers incurred to the SEC in connection with the settlement of an SEC investigation related to the Company’s restatement of its previously issued financial statements in 2002. These indemnification obligations are also implicated with respect to the directors and officers of the Company named as defendants in the Federal Securities Action that is described below.
Other contingencies
The Company, its former chief executive and two of its former chief financial officers were defendants in a federal securities action (the Federal Securities Action) that was pending in the U.S. District Court for the District of Arizona. The Consolidated Amended Complaint (Complaint) filed in this Action alleged, among other things, that during the period from July 21, 2000 through October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiff and other members of a putative class of shareholders suffered damages as a result. This Complaint was dismissed by order of the Court in July 2004. The plaintiffs appealed this order of dismissal to the Ninth Circuit Court of Appeals in August 2004. At the request of the parties, the Court vacated the original briefing schedule of this appeal and the Court has not established a new briefing schedule. The plaintiffs and the defendants in this action have reached a tentative settlement of this matter under which the defendants would pay the purported class $2.55 million. The tentative settlement is subject to initial documentation, confirmatory discovery, final documentation and approval by the Court. Assuming that this settlement is ultimately consummated by the parties and approved by the Court, the Company expects that its insurance will cover the entire settlement amount.
The Company was a nominal defendant in two substantially identical shareholder derivative actions filed in the Superior Court of Arizona, Maricopa County in January 2003 (the Shareholder Derivative Actions). The complaints in these actions alleged, among other things, that certain of the Company’s current and former directors named in the complaints as defendants breached their fiduciary duties to the Company in connection with certain alleged issues involving the Company’s accounting practices and internal controls. The complaints also named as a defendant the Company’s former external auditor. These actions were settled in the second quarter of 2005 with the defendants agreeing to pay $150,000 of the plaintiffs’ attorney fees. The Company’s insurance funded this settlement.
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
NOTE 13 — SUBSEQUENT EVENTS:
On July 1, 2005, the Company consummated an Agreement and Plan of Merger, dated June 9, 2005 (the Merger Agreement), with WildCard Systems, Inc (WildCard), a provider of prepaid and stored value solutions to financial institutions, retailers and other payment issuers. The primary purpose of the merger was to utilize the complementary nature of the Company’s current debit processing business and WildCard’s prepaid and stored value business in order to provide customers with more comprehensive electronic payment solutions. The base merger consideration payable by the Company was approximately $229 million, plus the assumption of approximately $10 million of indebtedness and capital lease obligations (approximately $4.3 million of which was retired in connection with the closing of the transaction), less a $23 million holdback. An additional payment may be made in the second quarter of 2007 if WildCard achieves certain revenue objectives during the 2006 calendar year. The maximum amount payable in respect of this earn-out is $59 million. An additional payment may also be made based upon the performance of certain contracts in 2006. The Company funded the acquisition using available cash on hand and through the bank financing described below.
In connection with the acquisition of WildCard, the Company terminated its former credit agreement (See Note 8). The Company did not incur any penalty fees associated with the termination. Immediately upon termination of the former credit agreement, the Company entered into a new credit agreement (the New Credit Agreement). The New Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $150 million. The Company has the option to increase this commitment to $200 million if certain requirements of the New Credit Agreement are satisfied. The Company may use amounts borrowed under the New Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The New Credit Agreement provides for two optional interest rates on any borrowings thereunder. The first rate is equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5% depending on certain conditions set forth in the New Credit Agreement. The second rate is equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate plus an additional percentage based on the Company’s leverage ratio. The terms of the New Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type. The New Credit Agreement will mature in 2010. As of July 1, 2005, the Company had a $35 million balance outstanding under the revolving New Credit Agreement.
Concurrently with the execution of the New Credit Agreement, the Company also entered into a loan agreement (the Loan Agreement). The Loan Agreement provides for a six month unsecured term loan of $100 million. The Loan Agreement provides for the same two optional interest rates on any borrowings thereunder as provided in the New Credit Agreement. The terms of the agreement include certain defined negative and affirmative covenants customary for facilities of this type. The Loan Agreement will mature on December 31, 2005. As of July 1, 2005, the Company had a $100 million balance outstanding under the Loan Agreement. The Company expects to undertake a private placement of fixed interest rate long-term notes (the Notes) to refinance this facility during the second half of 2005. The Company expects the fixed interest rate on the Notes to be based on the applicable Treasury Note rate plus a market determined credit spread.
On July 27, 2005, the Company entered into an interest-rate-related derivative instrument to manage its interest rate exposure in connection with the anticipated issuance of the Notes. Because the Notes will have a fixed interest rate based on a seven-year interpolated rate on federal treasury securities, the Company is exposed to variability in its future interest payments if treasury note rates were to change prior to the completion of the offering of the Notes. The derivative instrument executed by the Company effectively locked the treasury rate component of the interest rate and a portion of the credit spread on the Notes at the rates in effect on the date of execution of the derivative instrument. The notional amount of the derivative is $75 million.
On August 2, 2005, the Company executed an Advanced Pricing Agreement with the Internal Revenue Service. This agreement addresses specific tax positions taken by the Company. Based on the agreement, certain tax reserves that were previously created by the Company are no longer necessary. As a result, the Company anticipates that its tax provision for the third quarter of 2005 will be reduced by approximately $4 million to $6 million to reflect the reversal of these reserves. The Company’s net income in the third quarter will be increased by a like amount.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (MD&A) begins with an executive overview of our business that includes a description of our business goals, the business models for our segments, key events which occurred during the three month period ended June 30, 2005 and certain trends, risks and challenges. We then discuss our results of operations for the three and six month periods ended June 30,

2005 compared to the comparable periods in the prior year. This is followed by a discussion of our liquidity and capital resources, including our cash resources, sources and uses of cash and commercial commitments.
You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2004 Annual Report on Form 10-K. When reviewing our MD&A, you should also refer to the description of our Critical Accounting Policies and Estimates in our Annual Report because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in the risk factors and cautionary statements in Part II, Item 5 of this Quarterly Report on Form 10-Q.
EXECUTIVE OVERVIEW
Our Business
Our goal is to enable a better way for trusted commerce by delivering risk management, payment and outsourcing solutions that strengthen our customers’ overall profitability through increased revenues, reduced costs and improved operating efficiency and technology performance. Our principal focus is on issuers of transaction accounts, such as financial institutions, financial services companies, electronic funds networks, retailers, government agencies, telecommunications companies and other businesses. In evaluating our financial condition and operating results, our management focuses on revenues, operating income, return on invested capital (ROIC) and cash flows.
During the historical periods presented herein, our four principal business lines were:
•	Electronic Payments

•	Risk Management

•	Global Outsourcing

•	Automated Teller Machine (ATM) Management
On November 19, 2004, we sold the portfolio of ATM machines and merchant contracts (the ATM Portfolio) associated with our former ATM Management segment and entered into a five year Master Services Agreement (MSA) with the buyer. The ATM Portfolio represented a significant component of our ATM Management segment and we do not present our ATM management business as a separate operating segment in periods subsequent to the consummation of this transaction. Pursuant to the MSA, we provide processing, help desk, cash management and other services to the buyer of the ATM Portfolio. The processing service revenues and related costs of the MSA have been reported within our Electronic Payments segment and the ATM management service revenues and related costs have been reported within our Global Outsourcing segment (see Note 4 in the notes to the condensed consolidated financial statements). The amortization of the gain we recognized in connection with this sale is recorded as a reduction in the operating expenses of our Global Outsourcing segment.
In July of 2005, we acquired WildCard Systems, Inc (WildCard). WildCard develops prepaid and stored value products such as gift and payroll cards for financial institutions, retailers and other payment issuers, and provides the processing and on-going support for all aspects of such programs. The results of operations of WildCard will be reflected in the Electronic Payments segment in future periods.
The business model of each of our segments is summarized below.
Electronic Payments
This segment derives its revenue based upon our customers’ needs to process electronic transactions. The majority of this segment’s revenue is derived from processing debit transactions that originate at an ATM or point-of-sale device. We also derive revenue from providing electronic benefit transfer (EBT) services to government agencies. The remaining revenue from this segment is derived from the licensing, maintenance and support of our electronic funds transfer (EFT) software. Future revenues will also reflect the provision of prepaid and stored value solutions in connection with our acquisition of WildCard.
The provision of processing, prepaid and stored value solution services requires substantial capital investment for computers and related peripherals, maintenance, system modifications and upgrades, security and redundancy. Although these requirements add barriers to competitive entrance, they also create a relatively high ratio of fixed operating costs to total costs. Processors are also required to maintain significant cash reserves to cover temporary differences in the flow of funds associated with electronic funds transfers. Additionally, the software applications used for processing transactions at our data centers and which we license to our software customers are primarily developed in-house and require frequent compliance updates and competitive upgrades, creating a dependence upon experienced and qualified information technology (IT) personnel. The costs we incur for technology improvement are necessary for us to ensure our products are continuously enhanced to provide our customers with up-to-date processing capabilities. We are also required to incur compliance costs in connection with national and regional network requirements. Other operating expenses include telecommunications costs to support the transmission of electronic debit transactions and settlement. We focus on increasing the recurring revenue base of this business through, among other things, the retention of our current processing customers and the acquisition of new processing relationships. Expanding our software sales, enhancing our processing product suite and expanding our processing presence in foreign markets are also areas of management emphasis.
Risk Management
This segment derives its revenue from database inquiries from financial institutions and retailers seeking to comply with regulations or mitigate the risk associated with accepting checks, providing credit or opening debit accounts for new consumers. Revenue from financial institutions represents the majority of this segment’s revenue. The balance of the remaining revenue of the segment is derived from retail customers using our check verification service. Operating costs generally include data acquisition and analytic development costs, the cost of technology, regulatory compliance infrastructure and customer support centers. Our primary efforts in managing this business are directed towards increasing its revenues by improving customer usage rates and expanding our product suite and customer set.
Global Outsourcing
Our global outsourcing business derives its revenues from the need of companies to remain competitive through reducing costs while maintaining or improving service levels. Revenues in this segment were derived from a variety of business process outsourcing (BPO) and information technology services provided to the financial services, retail, telecommunications and government sectors through our U.S. and India based delivery centers. Our BPO services include account acquisition, telesales, credit card and brokerage support, call centers, loan processing, collections, data entry, ATM services and systems maintenance. Operating costs in this segment are primarily related to employee expenses and telecommunications and facilities costs. Our principal goal for this business is to expand its customer base in our core target markets of financial services, retail and telecommunications companies. Additionally, we continually pursue opportunities to expand our service offerings to existing customers.
ATM Management
Our ATM Management segment derived its revenues from the use, sale and maintenance of ATMs. Surcharge and interchange revenue represented the majority of our revenue from this segment in 2004. Equipment sales were non-recurring and, along with branding fees, represented a minority of the revenue in this segment. Operating costs in this segment primarily included processing and telecommunication costs, the cost of the equipment we sold and the residual payments we made to the merchants where the ATMs we managed were deployed. We sold our ATM Portfolio during the fourth quarter of 2004 and we no longer treat our ATM management activities as a separate operating segment.
Key Events During the Three Months Ended June 30, 2005
•	We entered into a definitive agreement to acquire WildCard.

•	We completed a $100 million stock repurchase program, repurchasing approximately 4.6 million shares.

•	We acquired National Check Protection Services Business Trust and National Data Verification Service Business Trust (collectively, NCPS) and the India Switch Company (ISC).

•	We signed an agreement with Société Générale, a major European financial institution, to provide a comprehensive suite of card processing services to its international subsidiaries.

•	George W. Gresham was promoted and became our Senior Vice President and Chief Financial Officer following the retirement of Thomas S. Liston and Kay J. Nichols joined us as Senior Vice President, Strategy and Marketing.

•	We received a $1.8 million refund of business and occupancy state taxes.

•	Janet M. Clarke, Robert C. Nackasone and Hatim A. Tyabji were re-elected to our Board of Directors at our annual stockholders’ meeting.
Trends
Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We would identify the more material positive and negative trends affecting our business as the following:
•	there has been an increase in reported instances of the misappropriation of consumer data and we are devoting additional effort to maintaining the security of our data files;

•	increased fraud and regulatory requirements are driving a sustained need for risk management products, although the rate of growth in this business is slowing as many customers and potential customers have already implemented required screening procedures;

•	prepaid and stored value products are expected to experience the highest growth rate of any payment card product over the next several years;

•	there continues to be a migration from the use of traditional paper checks to electronic payments;

•	the use of outsourcing as a means to control costs is driving demand for offshore outsourcing services as well as an increased level of interest in developing expanded offshore capabilities by industry participants and our competitors; and

•	consolidation in industries we serve is resulting in increasing competition and pricing pressures.
Risks and Challenges
In addition to the trends affecting our industry and our Company as noted above, we consider risks and challenges that could impact the Company’s future financial results, including the following and those described in Part II, Item 5, “Risk Factors and Cautionary Statements”:
•	Estimates of future financial results are inherently unreliable.

•	Our ability to expand through acquisitions involves risks and may not be successful.

•	If the security of our databases is compromised, our reputation could suffer and customers may not be willing to use our products and services.

•	Consolidation in the industries we serve may adversely affect our ability to sell our products and services.

•	We are unable to predict the results of the purported class action lawsuit filed in Florida.

•	We face intense competition in all areas of our business, and if we do not compete effectively, our business will be harmed.

•	If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

•	Legislation or regulation would harm our ability to collect and use data, increase our operating costs or otherwise harm our business.

•	We may experience software defects, development delays and installation difficulties, which could harm our business and reputation and expose us to potential liability.

•	There are a number of risks associated with our international sales and operations that could harm our business.

•	Changes in India tax laws could adversely affect our results of operations.

•	We face termination and compliance risks with respect to our government contracts and we expect our revenues from this business to decline in upcoming periods.

•	We may be unable to protect our intellectual property rights.

•	Provisions in our charter documents and Delaware law may delay or prevent a change in control of our Company that you may consider favorable.

RESULTS OF OPERATIONS
The following table presents our condensed consolidated financial results for the three and six month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2005	2004	% Change	2005	2004	% Change
Net revenue	$116.3	$140.7	(17)%	$230.5	$281.6	(18)%

Operating expenses:
Processing, communication and service costs	27.6	56.7	(51)	56.5	115.3	(51)
Employee costs	48.0	47.8	—	97.3	96.7	1
Depreciation and amortization	8.1	9.0	(10)	16.2	18.0	(10)
Other operating costs	12.2	13.1	(7)	23.4	23.4	—
Restructuring and provision for contract loss charges	—	1.3	*	—	1.3	*

Total operating expenses[1]	96.0	127.8	(25)	193.4	254.7	(24)

.Income from operations	20.3	12.9	57	37.1	26.9	38
Other income (expense) — net	1.1	0.6	83	2.6	—	*

Income before income taxes	21.4	13.5	59	39.7	26.9	48
Provision for income taxes	(7.3)	(4.0)	(83)	(12.4)	(8.1)	(53)

Net income[1]	$14.1	$9.4	50	$27.3	$18.8	45

*	Represents an increase or decrease in excess of 100%.

[1]	Amounts may not sum due to rounding.
Net Revenue
Net revenue by reportable segment and for the Company as a whole for the three and six month periods ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2005		2004	% Change	2005	2004	% Change
Electronic Payments
EFT processing	$30.7		$28.6	7%	$59.8	$54.2	10%
Government services (EBT)	13.2		14.1	(6)	26.4	28.7	(8)
Software sales	8.5		9.0	(6)	16.9	18.5	(9)

	52.4		51.7	1	103.1	101.4	2

Risk Management
Financial institution products	34.5		30.3	14	67.2	60.9	10
Retail products	5.8		4.7	23	10.7	9.3	15

	40.3		35.0	15	77.9	70.2	11

Global Outsourcing
BPO	14.2		12.9	10	30.8	26.0	18
IT services	9.5		6.5	46	18.7	14.3	31

	23.7		19.4	22	49.5	40.3	23

ATM Management[1]	—		34.6	*	—	69.7	*

Total net revenue	$116.3	[2]	$140.7	(17)	$230.5	$281.6	(18)

*	Represents an increase or decrease in excess of 100%.

[1]	See Note 4 in the notes to the condensed consolidated financial statements.

[2]	Amounts may not sum due to rounding.
Electronic Payments
During the three and six months ended June 30, 2005, the Electronic Payments segment revenue increased slightly as compared to the same periods in 2004 as a result of the following:
•	an increase in EFT transaction volumes and customer reimbursed fees, offset somewhat by a decline in EBT processing revenues related to the expiration of contracts; and

•	lower software sales due primarily to a slowdown in license sales.

The following table provides further detail regarding the revenue we generated from our software business during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions)	2005	2004	2005	2004
License fees	$1.5	$1.9	$2.5	$3.9
Maintenance	5.1	5.1	10.7	10.3
Software services	1.9	2.0	3.7	4.3

	$8.5	$9.0	$16.9	$18.5

Excluding the impact of our acquisition of WildCard, we expect that the total revenues from our Electronic Payments segment will increase modestly in 2005 as compared to 2004 because increased revenues from EFT processing services and customer reimbursable expenses should more than offset the substantial decrease in our government services revenues due to contract expirations. Although our customers are tending to purchase product enhancements, customizations and maintenance as opposed to installations, software revenues for 2005 are expected to be generally consistent with the prior year.
Risk Management
Our Risk Management segment revenues increased during the three and six months ended June 30, 2005 as compared to the same periods in 2004 due to organic growth in our financial institutions product suite and acquisitions we completed during 2005 and the second quarter of 2004. Retail product revenues also increased during the three and six month periods ended June 30, 2005 as compared to the same periods in 2004 due to our acquisition of ClearCommerce in late January 2005. We expect revenues from our Risk Management segment will increase in 2005 as compared to 2004 due to higher sales of our ChexSystems(SM) suite of products and the impact of the acquisitions we have completed over the last twelve months.
Global Outsourcing
Revenues from our outsourcing business increased during the three and six months ended June 30, 2005 as compared to the same periods in 2004 due to higher volumes from existing customers. IT services revenues increased during the three and six month periods ended June 30, 2005 due to additional revenues from a software sales project involving the migration of a customer’s processing activities. IT services revenues were also positively impacted during the six months ended June 30, 2005 by a $1 million shortfall fee we recorded in the first quarter of 2005 because our largest IT services customer failed to reach certain minimum spending targets. We will not receive similar shortfall fees in the future. Revenues from our Global Outsourcing segment are expected to increase modestly in 2005 as compared to 2004.
ATM Management
We sold our ATM Portfolio in the fourth quarter of 2004 and have not considered the ATM management business as a separate operating segment since that date. See Note 4 in the notes to the condensed consolidated financial statements for additional discussion.
Business Segment Operating Income
The following table presents our operating income (loss) by segment and total operating income for the three and six month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2005	2004	% Change	2005	2004	% Change
Operating income (loss)
Electronic payments	$5.1	$5.9	(14)%	$8.0	$12.7	(37)%
Risk management	14.6	12.0	22	27.5	23.3	18
Global outsourcing	5.0	2.6	92	10.9	5.8	88
ATM management[1]	—	0.1	*	—	(0.2)	*
Corporate	(4.3)	(7.7)	44	(9.2)	(14.7)	37

Total operating income[2]	$20.3	$12.9	57	$37.1	$26.9	38

*	Represents an increase or decrease in excess of 100%.

[1]	See Note 4 in the notes to the condensed consolidated financial statements.

[2]	Amounts may not sum due to rounding.

Electronic Payments
During the three and six month periods ended June 30, 2005, the operating income of our Electronic Payment segment declined as compared to the same periods in 2004 primarily due to the allocation of additional operating expenses and overhead costs that support our technology and corporate infrastructures as well as additional costs related to investments in new client migrations. A significant portion of these costs were previously absorbed by the ATM Portfolio we sold in 2004. The decline in our EBT and software revenues also contributed to the decrease in operating income. Although EFT processing revenues increased during 2005, our operating income did not increase proportionately because a significant portion of the increase was due to increased customer reimbursable fees. These fees do not impact our operating income because they are recorded as both revenue and a corresponding expense. Operating income in this segment in 2005 is expected to decrease as compared to 2004 due to higher allocated costs and the loss we expect to incur from WildCard.
Risk Management
Our Risk Management segment operating income increased during the three and six months ended June 30, 2005 as compared to the same periods in 2004 due to the increase in ChexSystems revenues across a relatively fixed cost structure. We expect that our Risk Management segment operating income will increase in 2005 as compared to 2004 at a level consistent with that seen in the first half of the year.
Global Outsourcing
The operating income of our global outsourcing business improved during the three and six month periods ended June 30, 2005 as compared to the same periods in 2004 primarily due to additional IT services revenues from a nonrecurring software sales project. The six months ended June 30, 2005 also benefited from a $1 million shortfall fee from our largest IT services customer. The results of our provision of services to the buyer of our ATM Portfolio, including the gain amortization from that sale, also contributed to the improvement in operating income during 2005 as compared to 2004. For full year 2005, we expect the operating income of our Global Outsourcing segment will decrease as compared to the prior year because we will not receive the $4 million of shortfall fees we received in the fourth quarter of 2004 and the revenues from our software sales project will not recur during the second half of 2005.
ATM Management
We sold our ATM Portfolio in the fourth quarter of 2004 and we have not considered our ATM management business as a separate operating segment since that date. See Note 4 in the notes to the condensed consolidated financial statements for additional discussion.
Corporate
Unallocated corporate overhead includes, among other things, the cost of executive leadership, investor relations, shared legal, consulting, accounting and finance functions and certain technology expenses. Corporate expenses decreased during the three and six months ended June 30, 2005 as compared to the same periods in 2004 due to a reduction in external consulting costs and a reduction in legal expenses following the resolution of the SEC investigation and the settlement of the related stockholder litigation. Corporate overhead costs incurred in 2005 are expected to decrease as compared to 2004 due to these considerations as well as ongoing cost reduction efforts.

Operating Expenses
Operating expenses for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2005	2004	% Change	2005	2004	% Change
Operating expenses:
Processing, communication and service costs	$27.6	$56.7	(51)%	$56.5	$115.3	(51)%
Employee costs	48.0	47.8	—	97.3	96.7	1
Depreciation and amortization	8.1	9.0	(10)	16.2	18.0	(10)
Other operating costs	12.2	13.1	(7)	23.4	23.4	—
Restructuring and provision for contract loss charges	—	1.3	*	—	1.3	*

Total operating expenses[1]	$96.0	$127.8	(25)	$193.4	$254.7	(24)

*	Represents an increase or decrease in excess of 100%.

[1]	Amounts may not sum due to rounding.
Processing, communication and service costs
This category includes the cost of transaction processing, telecommunications, computer equipment and promotional services. This category also included the residual payments we made to the occupants of the properties where the ATMs that we owned or managed prior to the sale of our ATM Portfolio were located.
The decrease in processing, communication and service costs during the three and six months ended June 30, 2005 as compared to the same periods in 2004 is due to the sale of the ATM Portfolio in late 2004 and the impact of the amortization of the deferred gain from that sale. Our processing, communication and service costs are expected to decrease substantially for the full year 2005 as compared to 2004 because the cost eliminations derived from the sale of the ATM Portfolio will not be fully offset by the comparable cost increases associated with our acquisition of WildCard.
Employee costs
Expenses in this category represent employee compensation, payroll taxes, medical costs and other employee related costs. Employee costs were relatively flat during the three and six month periods ended June 30, 2005 as compared to the same periods in 2004 because higher performance-based compensation expense was offset by reductions in employee costs following the sale of our ATM Portfolio. Company-wide headcount at June 30, 2005 decreased by approximately 400 since December 31, 2004. At June 30, 2005, approximately 70% of our employees were located in India. We will add approximately 600 associates in connection with our acquisition of WildCard and the planned expansion of our BPO business during the balance of the year and so employee costs in 2005 are anticipated to be higher than 2004.
Depreciation and amortization
These costs represent the depreciation of the buildings and equipment we own and the amortization of our intangible assets, such as capitalized software costs and acquired contracts. Depreciation and amortization expenses decreased during the three and six month periods ended June 30, 2005 as compared to the same periods in 2004 due to the elimination of amortization expenses for intangible assets related to our ATM Portfolio. We expect our full year depreciation and amortization costs in 2005 to be higher than 2004 due to an increase in costs related to acquisitions. This increase in costs will be partially offset by a decrease in depreciation and amortization expense following the sale of our ATM Portfolio.
Other operating costs
Expenditures in this category include facilities costs, professional, consulting and temporary services, bad debt write-offs and certain administrative costs. The decrease in costs during the quarter ended June 30, 2005 as compared to the same quarter in 2004 is primarily due to our receipt in 2005 of a $1.8 million refund of business and occupancy state taxes that we paid in a prior year. Other operating costs during the six months ended June 30, 2005 were consistent with those incurred during the same period in 2004 because an increase in costs from technology infrastructure improvement initiatives and investments in new client migrations were offset by a decline in legal expenses and the positive impact of the tax credit we recognized in the second quarter of 2005. Other operating costs for the full year are expected to increase as compared to 2004 primarily due to higher costs related to acquired entities. These increases will be partially offset by lower legal expenses following the resolution of the SEC investigation in 2004, the anticipated settlement of the related stockholder litigation and a reduction in costs related to compliance with Section 404 of the Sarbanes-Oxley Act.
Other income (expense) — net
Other income (expense) — net primarily includes interest and investment income, interest and investment expense and foreign currency translation adjustments. Interest earned on cash, cash equivalents and short-term investments was $1.5 million and $3.3 million for the three and six month periods ended June 30, 2005, respectively, as compared to $0.5 million and $1.0 million for the same periods ended 2004, respectively. The effect of foreign currency translations during each of the three and six month periods ended June 30, 2005 was a loss of $0.6 million. During the quarter ended June 30, 2004, the effect of foreign currency translations was a gain of $0.3 million and for the six months ended June 30, 2005 we incurred a loss of $0.9 million.
Provision for income taxes
Our effective tax rate is largely determined by our Indian subsidiary’s proportional share of our projected consolidated income. Our Indian software development and business process outsourcing operations qualify for tax incentives associated with businesses that operate within designated geographic locations in India. These incentives generally provide us with exemptions from Indian income tax on certain business income generated from these operations and phase out through March 2009. Our annualized effective tax rate for the three and six months ended June 30, 2005 was 34% and 31%, respectively. For the three and six months ended June 30, 2004, our annualized effective tax rate was 30%. The increase in our annual effective tax rate in 2005 as compared to 2004 is primarily due to the sale our ATM portfolio in November 2004 (see Note 4 to the condensed consolidated financial statements). Although the cash effects of the transaction have already occurred, the imputed income taxes on the amortization of the deferred gain arising from this transaction must be recorded at a 39% effective rate, resulting in an increase in our consolidated effective tax rate.
During the first quarter of 2005, we recognized a $1.2 million tax benefit from the release of certain tax reserves related to our foreign operations because certain tax rulings indicated that the reserves were no longer needed. We recognize the entirety of this benefit in the first quarter of 2005, resulting in an unusually low effective tax rate for that quarter. On August 2, 2005, we executed an Advanced Pricing Agreement with the Internal Revenue Service. This agreement addresses specific tax positions taken by us and based on the agreement, certain tax reserves that we previously created are no longer necessary. As a result, we anticipate that our tax provision for the third quarter of 2005 will be reduced by approximately $4 million to $6 million to reflect the reversal of these reserves. Our net income in the third quarter will be increased by a like amount. We expect that our effective tax rate will be between 33 and 35 percent for the balance of 2005, excluding the effects of the anticipated recognition of the $4 to $6 million tax benefit in the third quarter.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Information about our financial position as of June 30, 2005 and December 31, 2004 is presented below:

	June 30,	December 31,
(dollars in millions)	2005	2004	% Change
Cash and cash equivalents	$206.0	$274.5	(25)%
Short-term investments	—	88.1	*
Long-term debt due within one year	2.3	2.0	15
Long-term debt	3.1	3.6	(14)
Stockholders’ equity	410.8	474.2	(13)
Net working capital	214.2	343.2	(38)

*	Represents an increase or decrease in excess of 100%.
Cash Resources
Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund planned capital expenditures. Cash and cash equivalents at June 30, 2005 included cash in India of approximately $15 million. The funds in India are held in India bank accounts denominated in India rupees or U.S. dollars. These funds are available for use in our India operations and investments. Under the American Jobs Creation Act of 2004 (the Act), we have the opportunity to receive a special one-time tax deduction on the repatriation of certain foreign earnings during 2005. We are currently considering whether to repatriate any funds from our foreign subsidiaries and the implications of the Act and the applicable accounting standards with respect to any such action.
As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in cash and cash equivalents. The typical overnight settlement balance due to us ranges from $5 million to $40 million. We plan to satisfy these liquidity requirements using cash and cash equivalents on hand as well as through the credit agreement described below. As of June 30, 2005, approximately $29 million was due to us and we received these funds in early July.
We have also sought to maintain an adequate cash balance and credit facility to ensure that we can advance funds to one of our processing customers if unusual circumstances prevent us from the timely processing of this customer’s settlement files. Under the current contractual arrangements, we could be required to advance as much as $119 million to this processing customer if unusual circumstances prevented the timely processing of its settlement files at a peak period. We have not had to advance any funds to this customer for a number of years and we have established additional redundancies in our systems to further reduce the likelihood of such an advance being required.
On February 18, 2005, we entered into a credit agreement (the Credit Agreement) with a syndicate of banks. The Credit Agreement provided for an initial aggregate commitment under an unsecured revolving credit facility of $100 million. We had the option to increase this commitment to $175 million if certain requirements of the Credit Agreement were satisfied. As of June 30, 2005, we had not borrowed any funds under this facility.
On July 1, 2005, we acquired WildCard. In connection with that acquisition, we terminated the Credit Agreement and immediately entered into a new credit agreement (the New Credit Agreement). The New Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $150 million and we have the option to increase the commitment to $200 million if certain requirements of the New Credit Agreement are satisfied. We may use amounts borrowed under the New Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The New Credit Agreement provides for two optional interest rates on any borrowings thereunder. The first rate is equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5%, depending on certain conditions set forth in the Credit Agreement. The second rate is equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate plus an additional percentage based on our leverage ratio. The terms of the New Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type, and the New Credit Agreement will mature in 2010. As of July 1, 2005, we had a $35 million balance outstanding under the revolving New Credit Agreement.
Concurrently with the execution of the New Credit Agreement, we also entered into a loan agreement (the Loan Agreement) that provides for an unsecured term loan of $100 million. The Loan Agreement provides for the same two optional interest rates on any borrowings thereunder as provided in the New Credit Agreement. The terms of the agreement include certain defined negative and affirmative covenants customary for facilities of this type. The Loan Agreement will mature on December 31, 2005, and we expect to undertake a private placement of long-term notes (the Notes) to refinance this facility during the second half of this year.
On July 27, 2005, we entered into an interest-rate-related derivative instrument to manage our interest rate exposure in connection with the anticipated issuance of the Notes. Because the Notes will have a fixed interest rate based on a seven-year interpolated rate on federal treasury securities, we are exposed to variability in our future interest payments if treasury note rates were to change prior to the completion of the offering of the Notes. The derivative instrument effectively locked the treasury rate component of the interest rate and a portion of the credit spread on the Notes at the rates in effect on the date of execution of the derivative instrument. The notional amount of the derivative is $75 million.

On February 23, 2005, we announced that our Board of Directors had approved a plan to buy back up to $100 million of our common stock at prices not to exceed $25 per share. We completed this program in May, repurchasing approximately 4.6 million of our outstanding shares. These repurchases were made in the open market and through negotiated arrangements and block transactions in accordance with applicable laws and regulations through the use of available cash.
The following table sets forth our contractual cash obligations as of June 30, 2005 in total and for the time periods specified. Our long-term debt consists of capital lease obligations related to purchased software and equipment.

	Payments Due by Period
		Six months Ended	Three Years Ended	Three Years Ended
(in millions)	Total	December 31, 2005	December 31, 2008	December 31, 2011	Thereafter
Capital lease obligations	$5.4	$1.3	$4.0	$0.1	$—
Operating lease obligations[1]	69.2	5.5	29.2	18.5	16.0
Vendor obligations	84.7	18.0	57.4	9.3	—

Total [2]	$159.3	$24.8	$90.6	$28.0	$16.0

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $2.4 million due in the future under non-cancelable subleases.

[2]	Amounts may not sum due to rounding.
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
Sources and Uses of Cash
The following table sets forth a summary of our cash flow activity for the six months ended June 30, 2005 and 2004. This table should be read in conjunction with our condensed consolidated statements of cash flows:

	Summary of Cash Flows
	For the Six Months
	Ended June 30,
(in millions)	2005	2004
Cash provided by operating activities	$5.9	$30.8
Cash provided by (used in) investing activities	18.5	(28.1)
Cash (used in) provided by financing activities	(92.9)	4.0

Net (decrease) increase in cash and cash equivalents[1]	$(68.5)	$6.8

[1]	Amounts may not sum due to rounding.
Our current priorities for use of our cash are:
•	investment in projects intended to increase our product delivery and operational effectiveness, enhance our product suite and the redundancy of our systems; and

•	funding our liquidity needs.
We have no present intention of using our available funds to pay cash dividends.

Operating Activities
Our primary source of operating cash flow is the profits we generate from our business. Operating cash outflows include payments to vendors for telecommunications services, consulting services and supplies. We also pay salaries and benefits to our employees and income taxes.
During the six months ended June 30, 2005, the cash inflows from our operating activities primarily consisted of amounts generated from our operating income. These cash inflows were partially offset by payments of performance-based bonuses of approximately $17million and approximately $33 million of taxes primarily associated with the sale of our ATM Portfolio.
Investing Activities
Cash used in or provided by our investing activities generally reflects the sale or acquisition of assets. During the first six months of 2005, we disbursed approximately $55 million for our acquisitions of ClearCommerce, ISC and NCPS and approximately $12 million to purchase fixed assets and develop software. We received net cash inflows of $88 million from the sale of short-term investments.
Financing Activities
We receive funds from the exercise of stock options and the sale of our shares through our employee stock purchase plan. We could also borrow money under our Credit Agreement. We disburse funds through repurchases of our common stock and repayment of debt. Financing outflows during the current period included the purchases of our common stock and repayment of debt. During the first half of 2005, we used $100 million to purchase shares of our common stock and we received approximately $8 million in proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan.
Commercial Commitments
The following table sets forth our future commercial commitments as of June 30, 2005:

	Commitment Expiration by Period[1]
(in millions)	Total	2005	2006	2007	2008	2009	Thereafter
Letters of credit and other	$0.9	$0.5	$0.4	$—	$—	$—	$—
Performance bonds	12.5	1.8	10.6	0.1	—	—	—

Total commitments	$13.4	$2.3	$11.0	$0.1	$—	$—	$—

[1]	Represents commercial commitment expirations during the last six months of 2005 and the respective years ending December 31, 2006 through 2009 and thereafter.
We use cash collateral to secure letters of credit we issue in the ordinary course of business. We had $0.3 million in letters of credit outstanding at June 30, 2005, mostly related to leases. These letters of credit were secured by $0.3 million in cash collateral. In addition, we have obtained $0.6 million of bank guarantees in India related to our performance of a customer contract and certain obligations related to local government requirements. These guarantees are collateralized by $0.6 million of time deposits at the banks issuing the guarantees.
In connection with our government services business and collection activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at June 30, 2005 was $13 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. These statements have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, reserves and allowances, income taxes and stock-based compensation. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical accounting policies during the first six months of 2005. These policies are described in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
The Company expects full year net revenue for 2005 to increase approximately 18 to 22 percent on a combined organic and acquisitive basis over the $431 million baseline revenue achieved across the Company’s three remaining segments following the sale of its ATM portfolio in November 2004. The Company expects 2005 net income to increase to 25 to 35 percent over its 2004 net income of $40.8 million reported in 2004.
The foregoing expectations reflect the following assumptions:
•	The net revenues of WildCard increase approximately 30 percent over the revenues of $56.5 million recorded last year, with a slight majority of this revenue being recognized in the latter half of 2005; because the business of WildCard is notably more seasonal than that of the Company, nearly all of the expected $.03 — $.05 earnings dilution resulting from the transaction in 2005 will be seen in the third quarter;

•	An effective tax rate between 33 and 35 percent for the balance of 2005 (excluding the effects of the anticipated recognition of a $4 to $6 million tax benefit in the third quarter as described in Note 13 of the notes to the condensed consolidated financial statements);

•	Capital expenditures and product development activities of approximately $35 to $40 million.
Full year 2006 revenues are expected to increase 15 to 22 percent over currently projected full year 2005 revenues. Diluted earnings per share are expected to range between $1.15 and $1.25 for 2006.
The foregoing guidance does not include the effects of the adoption of SFAS 123R, which requires the expensing of stock options beginning January 1, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates. These exposures may change over time as our business evolves and could have an adverse impact on our financial results. We have not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency or interest rate changes, although we may do so in the future. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. During the three and six months ended June 30, 2005, approximately 6% and 7% of our net revenues, respectively, and approximately 20% and 19% of our operating expenses, respectively, were denominated in these three currencies.
We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the three and six month periods ended June 30, 2005. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, Indian rupee and Canadian dollar would have reduced our reported income before taxes in the three and six month periods ended June 30, 2005 by approximately $1 million and $3 million, respectively. A 10% change in the exchange rate for the British pound, Indian rupee and Canadian dollar would also have an impact on the foreign net assets reflected in our condensed consolidated balance sheet, but we would not expect this change to be material to our total assets.
Changes in interest rates could impact our anticipated interest income on cash, cash equivalents and short-term investments. A 10% adverse change in interest rates from the interest rates in effect at June 30, 2005 would not, however, have had a material adverse effect on our net income or financial condition for the three or six month periods ended June 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in the internal controls related to financial reporting that have materially affected, or are reasonably likely to materially affect, these controls since June 30, 2005.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the discussion of the Federal Securities Action, the Shareholder Derivative Actions and the Florida litigation discussed in Note 12 to the Financial Statements included in this Quarterly Report on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On February 23, 2005, the Company announced that its Board of Directors had approved a plan to buy back up to $100 million of common stock at prices not to exceed $25 per share. The repurchases were made using the Company’s available cash. The purchases were made in the open market and through negotiated arrangements and block transactions in accordance with applicable laws and regulations. The Company completed the repurchase plan on May 3, 2005 and repurchased a total of 4.6 million shares. The following table provides information with respect to shares of Common Stock repurchased by the Company:

			Total number of	Approximate dollar
			shares purchased as	value of shares that
			part of publicly	may yet be purchased
	Total number of	Average price paid	announced plans or	under the plans or
Fiscal Periods	shares purchased	per share	programs	program

Period 1 2/23/2005 - 2/28/2005	—	$—	—	$100,000,000

Period 2 3/1/2005 - 3/31/2005	2,029,200	21.56	2,029,200	56,250,448

Period 3 4/1/2005 - 4/30/2005	2,451,100	21.96	4,480,300	2,431,838

Period 4 5/1/2005 - 5/3/2005	110,943	21.92	4,591,243	—

Total	4,591,243	$21.78	4,591,243	$—

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual stockholder’s meeting on May 19, 2005. 44,574,725 shares were represented at the meeting, constituting 91.3% of the shares outstanding and eligible to vote. Two items were considered at the meeting and the results of the voting were as follows:

Proposal 1. To Elect three Nominees to the Board of Directors:

Nominee	For	Withheld
Janet M. Clarke	44,314,609	260,116
Robert C. Nakasone	44,412,687	162,038
Hatim A. Tyabji	44,415,441	159,284
The terms of office of our directors Richard J. Almeida, John J. (Jack) Boyle III, Richard J. Lehmann, Sheila A. Penrose and Paul F. Walsh also continued after the meeting.
Proposal 2. To ratify the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2005:

For	Against	Abstain
44,238,058	318,783	17,884
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
OUR ABILITY TO EXPAND THROUGH ACQUISITIONS INVOLVES RISKS AND MAY NOT BE SUCCESSFUL.
We have been acquiring companies to complement and grow our existing businesses. Our ability to expand through acquisitions involves many risks, including:
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
IF THE SECURITY OF OUR DATABASES IS COMPROMISED, OUR REPUTATION COULD SUFFER AND CUSTOMERS MAY NOT BE WILLING TO USE OUR PRODUCTS AND SERVICES.
There have been several recent, highly publicized incidents of large scale misappropriations of consumer data. If the security of our databases is compromised, our business could be materially adversely affected. In our electronic payments and risk management businesses, we collect personal consumer data, such as names and addresses, social security numbers, drivers’ license numbers, checking and savings account numbers and payment history records. Unauthorized access to our databases could result in the theft or publication of personal confidential information and the deletion or modification of personal records or otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information overseas or over the Internet. A security or privacy breach may:
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
In the electronic payments market, our principal competitors include:
•	third-party debit network processors, including First Data Corporation, VISA Debit Processing Services, Fifth Third Processing Solutions, Metavante Corporation and Fiserv;

•	financial institutions that have developed in house processing capabilities or services similar to ours, including Bank of America, M&I Bank and Fifth Third National Bank;

•	prepaid and stored value providers, including First Data, TYSYS and Metavante;

•	government service (EBT) providers including J.P. Morgan Chase and ACS; and

•	electronic funds transfer software providers, including Transaction System Architects, S2 and S1.
In the risk management market, our principal competitors include:
•	providers of fraud management data and software including Primary Payment Systems (a subsidiary of First Data Corporation), Equifax, Experian, TransUnion and RiskWise (a division of Lexis-Nexis of Reed Elsevier); and

•	retail check verification and electronic check processing providers, including Certegy and Telecheck, a subsidiary of First Data Corporation.
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
LEGISLATION OR REGULATION COULD HARM OUR ABILITY TO COLLECT AND USE DATA, INCREASE OUR OPERATING COSTS OR OTHERWISE HARM OUR BUSINESS.
Existing and new laws and regulations relating to consumer privacy protection could harm our ability to collect and use consumer data, increase our operating costs or otherwise harm our business. We collect personal data about consumers for use in our risk management products. Due to increasing public concern over consumer privacy rights, Congress and state legislatures have adopted and are considering adopting laws and regulations restricting the purchase, sale and sharing of personal information about consumers. Several recent highly-publicized incidents of data theft have heightened these concerns. A material increase in the scope of these types of restrictions could impair the efficacy of our risk management products and impair our ability to use our India-based resources to support our risk management business, which would increase our costs.
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
Our services and products are based on sophisticated software and computing systems and we often encounter delays when developing new products and services. Further, the software underlying our products and services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we may experience difficulties in installing or integrating our products and technologies on platforms used by our customers or in new environments. Defects in our software products, errors or delays in the processing of electronic transactions or other difficulties could result in:
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
THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR BUSINESS.
Because we currently sell some of our products and services on a global basis and provide outsourcing services from India, our business is subject to risks associated with doing business internationally. During the first six months of 2005, we generated approximately 10% of our net sales outside of the United States and we presently anticipate that our international efforts will constitute a higher percentage of our net sales in future periods. Our future results could be harmed by a variety of factors, including:
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
We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the three and six month periods ended June 30, 2005. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, Indian rupee and Canadian dollar would have reduced our reported income before taxes during the three and six month periods ended June 30, 2005 by approximately $1 million and $3 million, respectively.
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
All of our government EBT contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized approximately 11% of our net sales in the first six months of 2005 pursuant to contracts of this type. If a government contract is so terminated, we are generally entitled only to receive compensation for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines.
Although we continue to pursue new EBT contracts, we cannot predict whether our bids will be successful and, in any event, we expect the revenues we receive from EBT activities to decline substantially during 2005 due to scheduled contract expirations. If we are not successful in introducing additional EBT-related services or securing new contracts, we would anticipate that the revenues from our government services business will continue to decline for the foreseeable future. We are seeing increased levels of pricing competition in this business.
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
PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY THAT YOU MAY CONSIDER FAVORABLE.
Provisions of our certificate of incorporation and bylaws and Delaware law may delay or prevent a change in control of our Company that you may consider favorable. These provisions include the following:
•	no cumulative voting by stockholders for directors;

•	a classified board of directors with three-year staggered terms;

•	the ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies;

•	the ability of our board to issue preferred stock, without stockholder approval, with rights and preferences that may be superior to our common stock;

•	the ability of our board to amend our bylaws;

•	a prohibition of stockholder action by written consent;

•	advance notice requirements for stockholder proposals and for nominating candidates to our board;

•	restrictions under Delaware law on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock;

•	a requirement that 66-2/3% of our stockholders and 66-2/3% of our directors approve certain corporate transactions, including mergers and consolidations, sales of assets or amendments to our certificate of incorporation; and

•	we have adopted a stockholder rights plan, which discourages the unauthorized acquisition of 15% or more of our common stock or an unauthorized exchange or tender offer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) The following exhibits are filed as part of this report:

Exhibit No.	Description	Method of filing
2.1	Agreement and Plan of Merger, dated as of June 9, 2005 (the “Merger Agreement”), by and between eFunds Corporation, Marlin Transaction Corp., WildCard Systems, Inc. and Larence Park and Tench Coxe, as shareholder representatives (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (the “Commission”) on June 14, 2005	*

2.2	Amendment No. 1 to the Merger Agreement (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company with the Commission on July 1, 2005)	*

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed by the Company with the Commission on April 4, 2000, Registration No. 333-33992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”), Registration No. 333-33992)	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

10.1	Asset Purchase Agreement, dated as of May 3, 2005, by and between eFunds Corporation, Chex Systems, Inc., National Check Protection Service Business Trust, National Data Verification Service Business Trust and the shareholders.	Filed herewith

10.2	Thomas S. Liston Independent Contractor Agreement, dated April 1, 2005.	Filed herewith

10.3	Schedule identifying Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

10.4	Schedule identifying additional Transaction Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

10.5	eFunds Corporation 2000 Stock Incentive Plan, (as amended May 20, 2005)	Filed herewith

10.6	eFunds Corporation Non-Employee Directors Deferred Compensation Program (as amended June 20, 2005)	Filed herewith

31.1	Section 302 Certification by Mr. Paul F. Walsh	Filed herewith

31.2	Section 302 Certification by Mr. George W. Gresham	Filed herewith

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham	Filed herewith
*Incorporated by reference
(b) Reports on Form 8-K
On April 4, 2005, the Company furnished a report on Form 8-K, which included an announcement that the Company and certain of its subsidiaries had entered into an agreement to acquire India Switch Company Private Limited. Additionally, the Company reported certain employment and related agreements with its principal and other officers. Pursuant to Item 5.02, the Company also announced that George W. Gresham was appointed to Senior Vice President and Chief Financial Officer, effective April 1, 2005, following the retirement of Thomas S. Liston, the Company’s former Senior Vice President and Chief Financial Officer.
On May 4, 2005, the Company furnished a report on Form 8-K, which included a press release announcing the Company’s first quarter 2005 financial results. The press release included the Company’s condensed consolidated balance sheets at March 31, 2005 and December 31, 2004, and the condensed consolidated income statements and statements of cash flows for the three months ended March 31, 2005 and 2004.
On May 6, 2005, the Company furnished a report on Form 8-K, announcing that the Company and certain of its subsidiaries had entered into an agreement to acquire National Check Protection Services Business Trust and National Data Verification Service Business Trust.
On May 26, 2005, the Company furnished a report on Form 8-K, announcing that the Company amended its Non-Employee Directors Deferred Compensation Program.
On June 14, 2005, the Company furnished a report on Form 8-K, which included a press release announcing that the Company and certain of its subsidiaries had entered into an agreement to acquire WildCard Systems, Inc.
On June 22, 2005, the Company furnished a report on Form 8-K, announcing that the Company and certain of its subsidiaries consummated an agreement to acquire India Switch Company Private Limited.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFunds Corporation (Registrant)

Date: August 5, 2005	/s/ Paul F. Walsh

Paul F. Walsh Chief Executive Officer and Chairman

Date: August 5, 2005	/s/ George W. Gresham

George W. Gresham Chief Financial Officer

Index to Exhibits

Exhibit No.	Description	Page Number
10.1	Asset Purchase Agreement, dated as of May 3, 2005, by and between eFunds Corporation, Chex Systems, Inc., National Check Protection Service Business Trust, National Data Verification Service Business Trust and the shareholders.

10.2	Thomas S. Liston Independent Contractor Agreement, dated April 1, 2005.

10.3	Schedule identifying Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.4	Schedule identifying additional Transaction Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.5	eFunds Corporation 2000 Stock Incentive Plan, (as amended May 20, 2005)

10.6	eFunds Corporation Non-Employee Directors Deferred Compensation Program (as amended June 20, 2005)

31.1	Section 302 Certification by Mr. Paul F. Walsh

31.2	Section 302 Certification by Mr. George W. Gresham

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham