Form 10-Q
period 2005-09-30
EFUNDS CORP
filed 2005-11-08
CIK 1109190

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $.01 per share, October 31, 2005 was 45,717,362

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Index to Exhibits
Exhibit 10.1
Exhibit 10.2
Exhibit 10-4
Exhibit 10.5
Exhibit 10.6
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
(dollars in thousands)	2005	2004
Current assets:
Cash and cash equivalents	$92,307	$274,477
Short-term investments	—	88,140
Restricted cash	39,226	2,392
Accounts receivable – net	94,562	73,505
Deferred income taxes	12,215	14,340
Prepaid expenses and other current assets	18,573	15,710

Total current assets	256,883	468,564

Property and equipment – net	64,516	50,320
Intangible assets – net	396,138	103,672
Long-term deferred income taxes	9,168	13,964
Other non-current assets	14,966	6,441

Total non-current assets	484,788	174,397

Total assets	$741,671	$642,961

Current liabilities:
Accounts payable	$23,343	$21,984
Accrued liabilities	78,701	44,142
Accrued income taxes	12,129	40,879
Deferred revenue and gains	26,640	16,445
Long-term debt due within one year	5,102	1,955

Total current liabilities	145,915	125,405
Long-term deferred gains	29,767	37,539
Long-term debt	127,861	3,569
Other long-term liabilities	7,921	2,244

Total liabilities	311,464	168,757

Commitments and contingencies (Notes 3 & 12)
Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.01 par value (250,000,000 shares authorized; 50,272,937 shares issued and 45,681,694 shares outstanding at September 30, 2005 and 49,305,446 shares issued and outstanding at December 31, 2004)	503	493
Additional paid-in capital	461,067	446,825
Treasury stock at cost (4,591,243 shares at September 30, 2005)	(100,000)	—
Retained earnings	66,315	23,231
Accumulated other comprehensive income	2,322	3,655

Stockholders’ equity	430,207	474,204

Total liabilities and stockholders’ equity	$741,671	$642,961

See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net revenue	$133,150	$140,054	$363,682	$421,652

Operating expenses:
Processing, communication and service costs	32,133	57,634	88,648	172,965
Employee costs	54,753	46,261	152,031	142,990
Depreciation and amortization	11,817	9,722	28,041	27,678
Other operating costs	16,547	11,230	39,929	34,661
Restructuring and provision for contract loss charges	—	—	—	1,253

Total operating expenses	115,250	124,847	308,649	379,547

Income from operations	17,900	15,207	55,033	42,105
Interest expense	(2,089)	(114)	(2,340)	(217)
Other income – net	974	177	3,786	241

Income before income taxes	16,785	15,270	56,479	42,129
Provision for income taxes	(1,007)	(4,581)	(13,395)	(12,638)

Net income	$15,778	$10,689	$43,084	$29,491

Weighted average shares outstanding	45,471	48,258	46,761	47,944
Weighted average shares and potential dilutive shares outstanding	46,741	49,424	48,111	49,151
Net income per share – basic	$0.35	$0.22	$0.92	$0.62
Net income per share – diluted	$0.34	$0.22	$0.90	$0.60
See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2005	2004
Cash flows from operating activities:
Net income	$43,084	$29,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,710	10,848
Amortization	16,331	16,830
Deferred income taxes	3,807	(1,224)
Other — net	(274)	1,258
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Restricted cash	830	1,236
Accounts receivable	(7,019)	(7,027)
Accounts payable	(10,887)	(1,442)
Deferred revenue and gains	(4,526)	1,332
Income taxes receivable/payable	(26,416)	7,292
Other assets and liabilities	(11,396)	1,004

Net cash provided by operating activities	15,244	59,598

Cash flows from investing activities:
Capital expenditures	(19,325)	(20,569)
Acquisitions, net of cash acquired	(286,883)	(6,079)
Purchase of short-term investments	(98,925)	(84,335)
Proceeds from sale of short-term investments	187,065	55,185
Other — net	(2,875)	(682)

Net cash used in investing activities	(220,943)	(56,480)

Cash flows from financing activities:
Purchase of common stock	(100,000)	—
Issuance of common stock	11,619	17,513
Proceed from long-term debt	235,000	—
Payments on long-term debt	(122,742)	(5,752)
Other	(348)	—

Net cash provided by financing activities	23,529	11,761

Net (decrease) increase in cash and cash equivalents	(182,170)	14,879
Cash and cash equivalents at beginning of period	274,477	104,456

Cash and cash equivalents at end of period	$92,307	$119,335

Supplemental disclosures:
Cash paid for income taxes	$34,222	$6,334
Cash paid for interest	$2,161	$331
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$6,294	$4,682
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
During the three and nine months ended September 30, 2004, the Company had four operating segments: Electronic Payments; Risk Management; Global Outsourcing; and Automated Teller Machine (ATM) Management. The ATM Management segment provided ATM deployment, management and branding services. On November 19, 2004, the Company sold its ATM deployment business and has not considered its ATM management activities as a separate operating segment since that date (see Note 4). The Electronic Payments segment provides electronic funds transfer (EFT) processing services, including automated clearinghouse (ACH) processing and electronic benefit transfer (EBT) services for government agencies; prepaid and stored value solutions; and EFT software, software applications development, maintenance and installation. The Risk Management segment provides data based risk management services and other related products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account, accepting a check or engaging in card-not-present transactions. The Global Outsourcing segment provides business process outsourcing and information technology services.
The unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s results of operation and financial condition have been included. All of these adjustments were of a normal, recurring nature. The Company has reclassified short-term investment amounts within the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 to conform to its 2005 presentation. The September 30, 2004 condensed consolidated balance sheet included $82.8 million of short-term investments that were previously classified as cash and cash equivalents.
Interim results are not necessarily indicative of results for a full year. The preparation of the Company’s financial statements requires management to make various estimates and it is reasonably possible that the circumstances under which these estimates were made could change in the relatively near term. Such a change could result in a material revision to management’s estimates which could result in a material change to the Company’s financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). The Annual Report provides additional disclosures regarding the nature of the estimates made by management in preparing the Company’s financial statements.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:
Recent Pronouncements
In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154) which replaces Accounting Principles Board Opinion (APB) No. 20 “Accounting Changes” and SFAS No. 3, “Reporting

Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the methods issuers should use to account for and report accounting changes and error corrections. Specifically, this statement requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it is practicable to do so. This principle replaces APB No. 20, which required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have an impact on its financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R replaces SFAS No. 123 and, although the two pronouncements are similar in most respects, a key difference among the pronouncements is that SFAS No. 123R generally requires companies to recognize the cost of employee services rendered in exchange for awards of equity instruments based on the fair value of those awards on their date of grant. SFAS No. 123R is now scheduled to become effective as of the beginning of the first annual reporting period that begins after June 15, 2005. SFAS No. 123R may be adopted earlier. The Company had not adopted SFAS No. 123R as of September 30, 2005 and as a result, SFAS No. 123R has not affected the Company’s condensed consolidated financial position or results of operations to date. The adoption of SFAS No. 123R will result in an increase in the Company’s employee costs, although the Company has not yet determined how it will estimate the fair value of the stock options it grants to its employees and so the Company cannot precisely estimate the amount of the increase at this time. The Company will adopt SFAS No. 123R in 2006.
In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and Staff Position No. FAS 109-2, “Accounting and Disclosure for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (collectively, the Provisions). The Provisions were issued in response to certain issues surrounding the American Jobs Creation Act of 2004 (the Act). The Act provides certain domestic companies a temporary opportunity to repatriate previously undistributed earnings of controlled foreign subsidiaries at a reduced federal tax rate, approximating 5.25%. The Company will not be repatriating funds from its foreign subsidiaries under the Act so the Provisions will not have an impact on the Company’s financial position or results of operation.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$15,778	$10,689	$43,084	$29,491
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,548)	(911)	(4,032)	(2,771)

Pro forma net income	$14,230	$9,778	$39,052	$26,720

Earnings per share:
Basic-as reported	$0.35	$0.22	$0.92	$0.62

Basic-pro forma	$0.31	$0.20	$0.84	$0.56

Diluted-as reported	$0.34	$0.22	$0.90	$0.60

Diluted-pro forma	$0.30	$0.20	$0.81	$0.54

For purposes of applying SFAS No. 123, the weighted average estimated fair value of stock options granted during the three and nine month periods ended September 30, 2005 was $8.75 and $9.18, respectively, and the weighted average estimated fair value of stock options granted during the three and nine month periods ended September 30, 2004 was $7.74 and $7.82, respectively. This value was estimated at the option grant date using a Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected volatility	38.6%	38.5%	35.5%	39.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.9%	3.5%	3.9%	3.4%
Expected life[1]	5 years	5 years	5 years	5 years

[1]	The expected life assumption used in the valuation of the options represents the life of the options from the vest date of those options. During each of the periods presented above, the 5 year expected life assumption would translate to a 7 year expected term from date of option grants.
From time to time, the Company issues restricted stock unit awards to employees and directors that generally vest over a three-year period. No consideration is paid for these awards. During the three and nine month periods ended September 30, 2005, the Company issued approximately 38,000 and 161,000 units of restricted stock, respectively, and recorded compensation expense for the restricted stock unit awards of $476,000 and $1.3 million, respectively. During the three and nine month periods ended September 30, 2004, the Company issued approximately 3,000 and 134,000 units of restricted stock, respectively, and recorded compensation expense for the restricted stock unit awards of approximately $214,000 and $557,000, respectively.
Settlement Assets and Obligations
Following the Company’s acquisition of WildCard Systems, Inc. (WildCard), a provider of prepaid and stored value cards and related services, discussed at Note 3, the Company began recording assets and liabilities that result from WildCard’s processing services. As a result, the Company records amounts that it receives to fund future prepaid card transactions as restricted cash. The Company also records a corresponding liability to reflect its obligation to disburse these amounts as the cardholders use their cards. At September 30, 2005, approximately $10.5 million was recorded as restricted cash, along with a $1.0 million accounts receivable, and approximately $11.5 million was recorded in accrued liabilities on the Company’s condensed consolidated balance sheet pursuant to these arrangements.
Derivative Instruments
The Company is exposed to market risks from changes in foreign currency exchange rates and interest rates that could impact the Company’s results of operations and financial position. In order to reduce these market risks, the Company has established a hedging program involving the use of derivative instruments. In accordance with Statement of Financial Accounting Standards No. 133, (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities, as amended”, the Company recognizes all derivatives as either assets or liabilities on the balance sheet and measures those instruments at fair value. The Company’s derivative instruments are held solely to hedge economic exposures and the Company has policies that prohibit speculative activities.
To qualify for hedge accounting under SFAS No. 133, the details of the hedging relationship must be formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risk that is being hedged, the derivative instrument to be used and how the effectiveness of the hedge will be assessed and measured. The derivative must be highly effective in offsetting either changes in the fair value or cash flows, as appropriate, of the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis based on quantitative measures.
On July 27, 2005, the Company entered into an interest-rate-related derivative instrument to manage its interest rate exposure in connection with the anticipated issuance of the privately placed senior unsecured notes (the Notes) discussed in Note 8. Because the Notes have a fixed interest rate based on a seven-year interpolated rate on federal treasury securities, the Company was exposed to variability in its future interest payments if treasury note rates changed prior to the completion of the offering of the Notes. The derivative instrument executed by the Company effectively locked the treasury rate component of the interest rate and a portion of the credit spread on the Notes at the rates in effect on the date of its execution. The notional amount of the derivative was $75 million and its scheduled maturity date was three months from the date of execution. On September 20, 2005 the derivative instrument was unwound when the Company locked the interest rate on the Notes and, due to changes in treasury rates during the derivative instrument’s term, the Company paid $0.3 million to settle this arrangement.
The derivative instrument entered into by the Company was a cash flow hedge and qualified for hedge accounting under SFAS No. 133. Effectiveness of the derivative instrument was assessed based on changes in the seven-year interpolated rate on federal treasury securities. Based on the evaluation performed by the Company, the derivative instrument was considered to be effective. As a result, the loss incurred in connection with the derivative was deferred in stockholders’ equity (as a component of accumulated other comprehensive income), and will be recognized as incremental interest expense in the Company’s income statement over the seven year term of the Notes. The Company has no derivative instruments at September 30, 2005.
Debt Issue Costs
Included in other assets are costs associated with the issuance of the Notes and the revolving credit facilities discussed at Note 8. The remaining unamortized debt issue costs at September 30, 2005 are $2.3 million. These costs are being amortized over the life of the related instruments.
Income Taxes
During the first quarter of 2005, the Company recognized a $1.2 million tax benefit from the reversal of certain tax reserves related to its foreign operations. The Company reversed these reserves because certain tax rulings indicated that the associated taxes would not in fact become due and so the reserves were no longer needed.
The Company received a $4.7 million tax benefit during the three months ended September 30, 2005 primarily due to the execution of an Advanced Pricing Agreement on August 2, 2005, with the Internal Revenue Service that addressed specific tax positions taken by the Company related to its foreign operations. Based on the agreement, certain tax reserves that were previously created by the Company are no longer necessary and the Company recorded a reduction in its tax provision reflecting their reversal in the third quarter of 2005.
NOTE 3 – ACQUISITIONS:
On January 31, 2005, the Company acquired substantially all the assets of ClearCommerce Corporation (ClearCommerce), a provider of fraud prevention and payment processing solutions having primary application to card-not-present transactions. The results of ClearCommerce have been included in the Company’s condensed consolidated financial statements since that date. The primary purpose of this acquisition was to expand the Risk Management segment’s retail product suite and customer base. The aggregate initial purchase price was approximately $19 million, subject to certain closing adjustments. Up to $11 million of additional consideration could become payable to the former stockholders of ClearCommerce if the acquired business achieves certain revenue and operational targets during the one year period following the closing of this acquisition. At September 30, 2005, payment of approximately $2 million of the aggregate initial purchase price remained subject to the satisfaction of certain post-closing conditions.
On May 11, 2005, the Company acquired substantially all the assets of National Check Protection Services Business Trust and National Data Verification Services Business Trust (collectively, NCPS), providers of new account verification and employment screening services for financial services companies. The results of NCPS have been included in the Company’s condensed consolidated financial statements since that date. The primary purpose of this acquisition was to expand the Risk Management segment’s product suite and customer base. The aggregate initial cash purchase price was approximately $18 million. Additional amounts of up to $3 million, currently held in escrow, could become payable to the former shareholders of NCPS if the acquired businesses achieve certain revenue objectives during a one year period following the acquisition. At September 30, 2005, payment of approximately $5 million of the aggregate initial purchase price remained subject to the satisfaction of certain post-closing conditions.
On June 20, 2005, the Company acquired substantially all the assets of India Switch Company Private Limited (ISC), an India-based provider of ATM management, transaction processing and debit card production services.

The results of ISC have been included in the Company’s condensed consolidated financial statements since that date. The primary purpose of this acquisition was to establish a presence in the Indian electronic payments industry. The aggregate initial purchase price was approximately $18 million, subject to certain closing adjustments. An additional payment of up to $3 million may be made approximately one year following the acquisition if ISC achieves certain revenue objectives during that period. The Company also assumed outstanding debt of ISC of approximately $3 million. At September 30, 2005, payment of approximately $2 million of the aggregate initial purchase price remained subject to the satisfaction of certain post-closing conditions.
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
On July 1, 2005, the Company acquired WildCard Systems, Inc., a provider of prepaid and stored value solutions to financial institutions, retailers and other payment companies. The results of WildCard have been included in the Company’s condensed consolidated financial statements since that date. The primary purpose of this transaction was to facilitate the combination of the Company’s debit processing capabilities and WildCard’s prepaid and stored value technologies in order to provide customers with a more comprehensive suite of electronic payment services. Prior to the acquisition of WildCard, the Company and WildCard signed a distribution agreement in 2004 pursuant to which the Company acted as a distributor of WildCard’s products and services. The settlement of this agreement in connection with the acquisition of WildCard did not have a material impact on the Company’s financial statements.
The base consideration payable by the Company in connection with this transaction was approximately $229 million, plus the assumption of approximately $10 million of indebtedness and capital lease obligations (approximately $4 million of which was retired in connection with the closing of the transaction), less a $23 million holdback. The Company has also paid approximately $6 million in acquisition related transaction costs. An additional earn-out of up to $58 million may be made in the second quarter of 2007 if WildCard achieves certain revenue objectives during the 2006 calendar year. An additional payment may also be made based on the revenues WildCard realizes from its contract with Bank of America in 2006. Bank of America notified WildCard of its intention to terminate this contract in May 2005, prior to the execution of the definitive documentation associated with the WildCard transaction. The effective date of this termination has now been extended to May 2006. The Company funded the acquisition using available cash on hand and through the bank financing described in Note 8. At September 30, 2005, payment of approximately $23 million of the aggregate initial purchase price remained subject to the satisfaction of certain post-closing conditions and this amount is recorded as restricted cash and a corresponding accrued liability in the Company’s condensed consolidated balance sheet.
The Company has decided to wind down certain activities that were conducted at WildCard prior to its acquisition. The Company expects to complete these exit activities during 2006. During the three months ended September 30, 2005, the Company recorded a reserve of $2.6 million against certain lease-related costs associated with this initiative. Approximately $2.1 million of these costs are recorded as long-term liabilities and are payable through 2010. The Company expects to accrue additional charges in connection with the integration of WildCard, but the amounts can not currently be reasonably estimated. Liabilities incurred in connection with exiting WildCard activities are recorded as an adjustment to goodwill.
The following table summarizes the combined estimated fair value of assets acquired and liabilities assumed at the date of the WildCard acquisition and the weighted average useful lives of the intangible assets. The acquired current assets include approximately $3.0 million of cash and cash equivalents. This allocation is subject to change. The areas of this allocation that are not yet finalized primarily relate to restructuring and acquisition related transaction costs:

		Wtd. Avg.
(dollars in thousands)	Amount	Useful Lives
Current assets	$27,627
Non-current assets	13,992
Intangible assets:
Customer relationships	51,450	10 years
Internally developed software	7,105	3 years
Developed technology	7,100	5 years
Goodwill	172,793

Total assets acquired	280,067
Current liabilities	26,808
Long-term liabilities	18,004

Net assets acquired	$235,255

The following table summarizes the unaudited pro forma results of operations of the Company as though the acquisition of WildCard occurred as of the beginning of the periods being reported. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had in fact taken place at the beginning of the periods presented. Pro forma adjustments reflect only the effects of events directly related to the acquisition that are factually supported and expected to have a continuing impact and include adjustments for amortization expense, interest expense and income, WildCard’s liquidation preferences and its provision for income taxes.

	(unaudited)
	Three Months Ended	Nine Months Ended September 30,
(in thousands, except per share amounts)	September 30, 2004	2005	2004
Net revenue	$153,529	$395,965	$460,163
Net income	7,356	34,883	20,207
Net income per share:
Basic	$0.15	$0.75	$0.42
Diluted	$0.15	$0.73	$0.41
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
The amounts received by the Company in connection with the ATM Agreement exceeded the book value of the ATM Portfolio by approximately $48 million. These excess proceeds were recorded as a deferred gain and are being ratably amortized as a reduction in the operating costs of the Company’s Global Outsourcing segment over the initial five-year term of the MSA. During the three and nine months ended September 30, 2005, approximately $2.4 million and $7.2 million, respectively, of the deferred gain was recognized as a reduction in the “Processing, communication and service costs” incurred by this segment. At September 30, 2005, approximately $39.4 million of the implied gain is recorded as a deferred gain of which $29.8 million is recorded as long-term liabilities and the remainder is included in current liabilities.

NOTE 5 – INTANGIBLES:
Intangible assets consist primarily of capitalized software costs, acquired contracts and goodwill. Intangible assets, both acquired and developed, subject to amortization are presented below.

	Wtd. Avg.
	Amort.	September 30, 2005			December 31, 2004
	Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
(dollars in thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net
Software-internal use	4	$110,011	$(73,501)	$36,510	$94,272	$(69,388)	$24,884
Software-licensing and resale	5	61,106	(36,676)	24,430	54,996	(40,522)	14,474
Acquired contracts and other	8	102,929	(32,938)	69,991	28,755	(23,703)	5,052

		$274,046	$(143,115)	$130,931	$178,023	$(133,613)	$44,410

For the three and nine month periods ended September 30, 2005, amortization expense for intangible assets was $7.1 million and $16.3 million, respectively, and for the three and nine month periods ended September 30, 2004, amortization expense for intangible assets was $5.4 million and $16.8 million, respectively. The estimated amortization expense for intangible assets held at September 30, 2005 is $8 million for the three months ending December 31, 2005. For the years ending December 31, 2006, 2007, 2008, 2009 and 2010, the estimated amortization expense for intangible assets held at September 30, 2005 is $27 million, $24 million, $19 million, $12 million and $10 million, respectively.
The change in the carrying amount of goodwill for the nine months ended September 30, 2005 is as follows:

	Electronic	Risk	Global
(in thousands)	Payments	Management	Outsourcing	Other	Total
Balance as of December 31, 2004	$15,388	$11,176	$22,748	$9,950	$59,262
Goodwill acquired	172,661	21,981	11,024	279	205,945

Balance as of September 30, 2005	$188,049	$33,157	$33,772	$10,229	$265,207

NOTE 6 – RESTRUCTURING AND OTHER CHARGES:
The following table summarizes the change in the Company’s restructuring accruals for the nine month period ended September 30, 2005. The severance related accruals are expected to be paid through 2006 and the lease-related costs and other accruals, which include a long-term portion of lease related costs of approximately $0.7 million at September 30, 2005, are payable through 2010.

		Lease-Related
	Severance	Costs &
(in thousands)	Related	Other	Total
Balance at December 31, 2004	$2,464	$1,942	$4,406
Cash payments	(256)	(246)	(502)

Balance at March 31, 2005	2,208	1,696	3,904
Cash payments	(358)	(183)	(541)

Balance at June 30, 2005	1,850	1,513	3,363
Cash payments	(750)	(303)	(1,053)

Balance at September 30, 2005	$1,100	$1,210	$2,310

NOTE 7 – ACCRUED CONTRACT LOSSES:
The Company’s accrued contract losses were previously included in “Accrued liabilities” in the condensed consolidated balance sheets and related to the Company’s Electronic Payments segment. These revenues related to long-term government service contracts and long-term software services contracts. The following table summarizes the activity of the accrued contract loss reserve:

(in thousands)	2005	2004
Balance at beginning of year	$1,162	$1,890
Charges to reserve	(293)	(345)

Balance at March 31	869	1,545
Provision for contract losses	—	501
Charges to reserve	(561)	(345)

Balance at June 30	308	1,701
Charges to reserve	(308)	(101)

Balance at September 30	$—	$1,600

NOTE 8 – LONG-TERM DEBT AND BORROWING ARRANGEMENTS:
Long-term debt was as follows:

	September 30,	December 31,
(in thousands)	2005	2004
5.39% Senior Notes due 2012	$100,000	$—
Revolving Credit Facility due 2010	20,000	—
Capital leases and other	12,963	5,524
Less capital lease and other amounts due within one year	(5,102)	(1,955)

Total	$127,861	$3,569

On February 18, 2005, the Company entered into a credit agreement (the Credit Agreement) with a syndicate of banks. The Credit Agreement provided for an initial aggregate commitment under an unsecured revolving credit facility of $100 million. The Company had the option to increase this commitment to $175 million if certain requirements of the Credit Agreement were satisfied. Amounts borrowed under the Credit Agreement could have been used to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Credit Agreement provided for two optional interest rates on any borrowings thereunder. The first rate was equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5%, depending on certain conditions set forth in the Credit Agreement. The second rate was equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate plus an additional percentage based on the Company’s leverage ratio. The terms of the Credit Agreement included certain defined negative and affirmative covenants customary for facilities of this type. The Credit Agreement was scheduled to mature in 2008, and upon the lenders’ approval, the Company could have received two one-year extensions of the maturity date. The Company did not make any borrowings under this agreement.
In connection with the Company’s acquisition of WildCard discussed in Note 3, the Company terminated the Credit Agreement and entered into a new credit agreement (the Revolving Credit Agreement) on July 1, 2005. The Company did not incur fees in connection with the termination of the Credit Agreement. The Revolving Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $150 million. The Company has the option to increase this commitment to $200 million if certain requirements of the Revolving Credit Agreement are satisfied. The Company may use amounts borrowed under the Revolving Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The optional interest rates under this facility are the same as those provided for under the Credit Agreement. The terms of the Revolving Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type. This facility will mature in 2010. During the three months ended September 30, 2005, the interest rate on the Revolving Credit Agreement ranged from 4.2% to 6.3%. The Company had $20 million in outstanding borrowings under the Revolving Credit Agreement at September 30, 2005. Borrowings under the Revolving Credit Agreement are guaranteed by certain of the Company’s domestic subsidiaries.
Concurrently with the execution of the Revolving Credit Agreement, the Company entered into a loan agreement (the Loan Agreement) providing for a six month unsecured term loan of $100 million. The Loan Agreement provided for the same two optional interest rates on any borrowings thereunder as the Revolving Credit Agreement. The Loan Agreement included certain defined negative and affirmative covenants customary for facilities of this type and was scheduled to mature on December 31, 2005. The $100 million borrowed under the Loan Agreement in connection with the acquisition of WildCard was repaid and the facility was terminated on September 30, 2005 in connection with the issuance of the Notes discussed below. During the three months ended September 30, 2005, the variable interest rate on the Loan Agreement ranged from 4.2% to 4.6%.
On September 30, 2005, the Company issued $100 million of senior unsecured notes in a private offering under Rule 144A of the Securities Act of 1933, as amended. The Notes bear interest at a fixed interest rate of 5.39%, with interest payable semi-annually, and will mature on September 30, 2012. The indebtedness represented by the Notes ranks pari passu with the Company’s obligations under the Revolving Credit Agreement and the Company’s obligations with respect to the Notes are guaranteed by certain of its domestic subsidiaries. The Note Purchase Agreement between the Company and the purchasers of the Notes contains certain negative and affirmative covenants customary for transactions of this type.
The Company’s capital leases and other obligations are related to purchased software and equipment. The weighted average interest rate on the Company’s capital lease obligations is approximately 5%. Carrying value approximates fair value for these obligations, which are due through the year 2009.
NOTE 9 – INCOME PER SHARE:
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income per share — basic
Net income	$15,778	$10,689	$43,084	$29,491

Weighted average shares outstanding	45,471	48,258	46,761	47,944

Net income per share — basic	$0.35	$0.22	$0.92	$0.62

Net income per share — diluted
Net income	$15,778	$10,689	$43,084	$29,491

Weighted average shares outstanding	45,471	48,258	46,761	47,944
Dilutive impact of options	1,270	1,166	1,350	1,207

Weighted average shares and potential dilutive shares outstanding	46,741	49,424	48,111	49,151

Net income per share — diluted	$0.34	$0.22	$0.90	$0.60

Options to purchase approximately 0.9 million shares of common stock were excluded from the above calculations as they were antidilutive during each of the three and nine month periods ended September 30, 2005. Options to purchase approximately 0.9 million and 0.2 million shares were excluded from the above calculations as they were antidilutive during the three and nine month periods ended September 30, 2004.
NOTE 10 — COMPREHENSIVE INCOME:
The Company’s total comprehensive income for the three and nine month periods ended September 30, 2005 was $14.8 million and $41.8 million, respectively. The Company’s total comprehensive income for the three and nine month periods ended September 30, 2004 was $10.9 million and $29.6 million, respectively. The Company’s total comprehensive income consists of net income, foreign currency translation adjustments and adjustments for the change in fair value of derivatives.
NOTE 11 – BUSINESS SEGMENT INFORMATION:
The Company’s segment reporting was revised during the first quarter of 2005 to reflect modifications in the Company’s cost allocation structure. Operating expenses have been reclassified based on an assessment of the Company’s technology and overhead costs and the realignment of these costs with the segments that receive the primary benefit from the related resources. The segment information presented below for the three and nine months ended September 30, 2004 has been reclassified to reflect the Company’s 2005 business segments presentation.
During the periods presented, the Company’s business segments were: Electronic Payments; Risk Management; Global Outsourcing; and, during 2004, ATM Management. Following the consummation of the ATM Portfolio sale in November 2004, the Company ceased reporting the ATM Management segment as a separate operating segment. The Company reports segment information consistently with the way management internally disaggregates its operations to assess performance and to allocate resources. The Electronic Payments segment provides EFT processing services, including ACH processing, EBT services for government agencies, prepaid and stored value solutions and EFT software, software applications development, maintenance and installation. The Risk

Management segment provides data based risk management services and other related products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides business process outsourcing and information technology services. The ATM Management segment provided ATM deployment, management and branding services.
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
Information concerning operations in the Company’s reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Net revenue:
Electronic payments	$71,274	$49,276	$174,422	$150,678
Risk management	41,974	36,839	119,835	106,996
Global outsourcing	19,902	20,305	69,425	60,611
ATM management[1]	—	33,634	—	103,367

Total net revenue	133,150	140,054	363,682	421,652

Operating expenses before overhead, restructuring and provision for contract loss charges:
Electronic payments	64,042	40,355	152,378	122,536
Risk management	23,075	20,993	68,967	63,318
Global outsourcing	16,149	15,404	50,211	46,626
ATM management[1]	—	31,845	—	97,469

Total operating expenses before overhead, restructuring and provision for contract loss charges	103,266	108,597	271,556	329,949

Allocated overhead:
Electronic payments	3,159	2,962	9,950	8,341
Risk management	2,262	2,136	6,780	6,650
Global outsourcing	2,111	1,521	6,692	4,808
ATM management[1]	—	1,932	—	6,193
Corporate	4,452	7,699	13,671	22,353

Total allocated overhead	11,984	16,250	37,093	48,345

Restructuring and provision for contract loss charges:
Electronic payments	—	—	—	1,178
Risk management	—	—	—	(8)
Global outsourcing	—	—	—	41
ATM management[1]	—	—	—	9
Corporate	—	—	—	33

Total restructuring and provision for contract loss charges	—	—	—	1,253

Income (loss) from operations:
Electronic payments	4,073	5,959	12,094	18,623
Risk management	16,637	13,710	44,088	37,036
Global outsourcing	1,642	3,380	12,522	9,136
ATM management[1]	—	(143)	—	(304)
Corporate	(4,452)	(7,699)	(13,671)	(22,386)

Income from operations	$17,900	$15,207	$55,033	$42,105

[1]	See Note 4.

The Company has not disclosed assets, interest income, interest expense or income taxes by segment because this information is not reviewed by the chief operating decision maker nor practicable to prepare. Depreciation and amortization for each of the Company’s reporting segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Depreciation and amortization:
Electronic payments	$6,749	$4,239	$13,848	$11,476
Risk management	2,980	2,957	8,905	8,672
Global outsourcing	1,795	996	4,437	2,352
ATM management	—	1,163	—	4,208
Corporate	293	367	851	970

Total depreciation and amortization	$11,817	$9,722	$28,041	$27,678

Net revenue, classified by the geographic billing location of the customer, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
United States	$119,145	$126,214	$325,543	$376,322
EMEA	8,627	7,446	25,738	22,868
India	2,466	221	4,203	1,201
Canada	1,688	5,120	4,646	17,593
Latin America	984	899	3,077	3,228
Asia	240	154	475	440

Total consolidated	$133,150	$140,054	$363,682	$421,652

Property and equipment — net, classified by the geographic location of the controlling statutory entity, is as follows:

	September 30,	December 31,
(in thousands)	2005	2004
United States	$47,554	$37,703
India	15,941	11,875
Canada	531	249
United Kingdom and other	490	493

Total consolidated	$64,516	$50,320

NOTE 12 – COMMITMENTS AND CONTINGENCIES:
Future commercial commitments
The following table sets forth our future commercial commitments, excluding loan commitments, as of September 30, 2005:

		Commitment Expiration by Period[1]
(in thousands)	Total	2005	2006	2007	2008	2009	Thereafter
Letters of credit and other	$778	$481	$186	$105	$6	$—	$—
Performance bonds	12,501	1,065	11,232	45	159	—	—

Total commitments	$13,279	$1,546	$11,418	$150	$165	$—	$—

[1]	Represents commercial commitment expirations during the last three months of 2005 and the respective years ending December 31, 2006 through 2009 and thereafter.
In connection with the Company’s government services and collection activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at September 30, 2005 was $12.5 million. The Company also had approximately $0.8 million of outstanding letters of credit and performance guarantees in India as of such date. These obligations were secured by time deposits in an equivalent amount.

Contractual cash obligations
As of September 30, 2005, the Company had contractual cash obligations for long-term debt, capital leases, operating leases, outsourcing and maintenance obligations in the aggregate amount of approximately $293.5 million. The following table sets forth the Company’s obligations as of September 30, 2005 for the time periods specified.

	Payments Due by Period
		Three months	Three Years	Three Years
		Ended	Ended	Ended
		December 31,	December 31,	December 31,
(in thousands)	Total	2005	2008	2011	Thereafter
Long-term debt	$120,000	$—	$—	$20,000	$100,000
Capital lease obligations	12,964	994	11,846	124	—
Operating lease obligations[1]	80,093	3,632	39,322	21,353	15,786
Vendor obligations	80,448	9,628	61,457	9,363	—

Total	$293,505	$14,254	$112,625	$50,840	$115,786

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $3.5 million due in the future under non-cancelable subleases.
Rental expenses during the three and nine months ended September 30, 2005 associated with certain facilities and equipment was $4.3 million and $11.0 million, respectively. During the three and nine months ended September 30, 2004, rental expenses were $3.0 million and $10.0 million, respectively. Purchase orders for goods and services are not included in the above table because purchase orders may represent authorizations to purchase rather than binding agreements and are based upon current service needs that are generally fulfilled by vendors within one or two months. For the purposes of the amounts above, contractual obligations for purchases of services are defined as agreements that are enforceable and legally binding and that specify all significant terms, such as fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. The Company is also party to certain other contracts with third parties whereby the third party provides services to the Company. These services are operational in nature and the obligations under these contracts vary from period to period based on the utilization of these services. These commitments are also not reflected in the above amounts as the associated amounts are not currently determinable.
Other commitments
As part of its transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due to the Company are included in cash and cash equivalents. The typical overnight settlement balance due to the Company ranges from $7 million to $45 million. As of September 30, 2005, approximately $41.5 million was due to the Company and it received these funds in early October 2005.
The Company has also sought to maintain an adequate cash balance to ensure that it can advance funds to one of its processing customers if unusual circumstances prevent the Company from the timely processing of this customer’s settlement files. Under the current contractual arrangements, the Company could be required to advance as much as $119 million to this processing customer if unusual circumstances prevented the timely processing of its settlement files at a peak period. The Company has not had to advance any funds to this customer for a number of years and the Company has established additional redundancies in its systems to further reduce the likelihood of such an advance being required. Borrowings under the Revolving Credit Agreement would be available for this purpose if required.
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
Other contingencies
The Company, its former chief executive and two of its former chief financial officers were defendants in a federal securities action (the Federal Securities Action) that was pending in the U.S. District Court for the District of Arizona. The Consolidated Amended Complaint (Complaint) filed in this Action alleged, among other things, that during the period from July 21, 2000 through October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiff and other members of a putative class of shareholders suffered damages as a result. This Complaint was dismissed by order of the District Court in July 2004. The plaintiffs appealed this order of dismissal to the Ninth Circuit Court of Appeals in August 2004. At the request of the parties, the Appellate Court vacated the original briefing schedule of this appeal and the Court has not established a new briefing schedule. The plaintiffs and the defendants in this action have reached a tentative settlement of this matter under which the defendants would pay the purported class $2.55 million. The tentative settlement is subject to initial documentation, confirmatory discovery, final documentation and approval by the Court. Assuming that this settlement is ultimately consummated by the parties and approved by the District Court, the Company expects that its insurance will cover the entire settlement amount.
The Company, along with numerous other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs are seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees. The plaintiffs are also asking for injunctive relief to prevent further alleged violations of the Federal Act. In March 2004, the Company joined in a motion to dismiss this case filed by a co-defendant and the Company filed its own further motion to dismiss a portion of this case and a motion for summary judgment in June 2004. All of these motions are pending before the Court. The Court stayed all further proceedings in this case pending the decision by the Eleventh Circuit of Appeals in Kehoe v. Fidelity Federal Bank & Trust. This ruling was issued in August 2005 and the plaintiffs in this case have moved the Court to re-open these proceedings. The Court has not yet ruled on this motion. The Company cannot predict whether the plaintiffs in this case will be successful in certifying their complaint as a class action. The Company believes that it has meritorious defenses with regard to the allegations made in this lawsuit and intends to vigorously defend this action.
The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (MD&A) begins with an executive overview of our business that includes a description of our business goals, the business models for our segments, key events that occurred during the three month period ended September 30, 2005 and certain trends, risks and challenges. We then discuss our results of operations for the three and nine month periods ended September 30, 2005 compared to the comparable periods in the prior year. This is followed by a discussion of our liquidity and capital resources, including our cash resources, sources and uses of cash and commercial commitments.
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
EXECUTIVE OVERVIEW
Our Business
Our goal is to enable a better way for trusted commerce by delivering risk management, electronic payment and outsourcing solutions that strengthen our customers’ overall profitability through increased revenues, reduced costs and improved operating efficiency and technology performance. Our principal focus is on issuers of transaction accounts, such as financial institutions, financial services companies, electronic funds networks, retailers, government agencies, telecommunications companies and other businesses. In evaluating our financial condition and operating results, our management focuses on revenues, operating income, return on invested capital (ROIC) and cash flows.
During the historical periods presented herein, our four principal business lines were:
-	Electronic Payments

-	Risk Management

-	Global Outsourcing

-	Automated Teller Machine (ATM) Management
On November 19, 2004, we sold the portfolio of ATM machines and merchant contracts (the ATM Portfolio) associated with our former ATM Management segment and entered into a five year Master Services Agreement (MSA) with the buyer. The ATM Portfolio represented a significant component of our ATM Management segment and we do not present our ATM management business as a separate operating segment in periods subsequent to the consummation of this transaction. Pursuant to the MSA, we provide processing, residual administration, help desk, cash management and other services to the buyer of the ATM Portfolio. The processing service revenues and related costs of the MSA have been reported within our Electronic Payments segment and the ATM management service revenues and related costs have been reported within our Global Outsourcing segment (see Note 4 in the notes to the condensed consolidated financial statements). The amortization of the gain we recognized in connection with this sale is recorded as a reduction in the operating expenses of our Global Outsourcing segment.
In July of 2005, we acquired WildCard Systems, Inc. (WildCard). WildCard provides prepaid and stored value products such as gift and payroll cards to financial institutions, retailers and other industry participants. WildCard provides the processing and ongoing support for all aspects of these programs. The results of operations of WildCard are reflected in the prepaid and stored value component of our Electronic Payments segment in periods following this acquisition.

The business model of each of our segments is summarized below.
Electronic Payments
This segment derives its revenue based upon our customers’ needs to process electronic payment transactions. The majority of this segment’s revenue is derived from processing debit transactions that originate at an ATM or point-of-sale device. Revenues in this segment also reflect processing and other activities associated with prepaid and stored value cards (such as payroll cards and gift cards) following our acquisition of WildCard. We also derive revenue in this segment from the provision of electronic benefit transfer (EBT) services to government agencies. The remaining revenue from this segment is derived from the licensing, maintenance and support of our electronic funds transfer (EFT) software.
The provision of processing services requires substantial capital investment for computers and related peripherals, maintenance, system modifications and upgrades, security and redundancy. Although these requirements add barriers to competitive entrance, they also create a relatively high ratio of fixed operating costs to total costs. Processors are also required to maintain significant cash reserves to cover temporary differences in the flow of funds associated with electronic funds transfers. Additionally, the software applications used for processing transactions at our data centers and which we license to our software customers are primarily developed in-house and frequently requires complex network compliance updates and competitive upgrades, creating a dependence upon experienced and qualified information technology (IT) personnel. The costs we incur for technology improvements are necessary for us to ensure our products are continuously enhanced to provide our customers with up-to-date processing capabilities. Other operating expenses include telecommunications costs to support the transmission of electronic transactions and settlement. We focus on increasing the recurring revenue base of this business through, among other things, the retention of our current processing customers and the acquisition of new processing relationships. Expanding our software sales, enhancing our processing product suite and expanding our processing presence in foreign markets are also areas of management emphasis.
Risk Management
This segment derives its revenue from database inquiries from financial institutions and retailers seeking to comply with regulations or mitigate the risk associated with accepting checks, providing credit or opening debit accounts for new consumers. Revenue from financial institutions represents the majority of this segment’s revenue. The balance of the remaining revenue of the segment is derived from retail customers using our check verification and card-not-present risk management services. Operating costs generally include data acquisition and analytic development costs, the cost of technology, regulatory compliance infrastructure and customer support centers. Our primary efforts in managing this business are directed towards increasing its revenues by improving customer usage rates and expanding our product suite and customer set.
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

Key Events During the Three Months Ended September 30, 2005
•	We acquired WildCard Systems, a leading provider of prepaid and stored value solutions.

•	We entered into a new $150 million revolving credit facility and terminated our prior $100 million facility.

•	We entered into a $100 million term loan and repaid it by issuing $100 million of seven year notes through a private placement.

•	We received a tax benefit during the quarter of $4.7 million primarily due to our execution of an Advanced Pricing Agreement with the Internal Revenue Service.

•	We executed a five year agreement through which we will perform setup, hosting, maintenance and support activities for the United States Postal Service’s payment switch operations.

•	Larence Park, the former Chief Executive Officer of WildCard Systems, became our Senior Vice President, Prepaid Solutions.
Trends
Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We would identify the more material positive and negative trends affecting our business as the following:
•	prepaid and stored value products are experiencing the highest growth rate of any payment card product and this trend is expected to continue over the next several years, although we expect to see some moderation in growth levels seen in this industry in future periods;

•	increased fraud and regulatory requirements are driving a sustained need for risk management products, although the rate of growth in this business is slowing somewhat as many customers and potential customers have already implemented required screening procedures;

•	there continues to be a migration from the use of traditional paper checks and cash to electronic payments;

•	larger financial institutions are developing increasing expectations regarding the ability of their payment technology providers to deliver complex, comprehensive solutions addressing all forms of electronic payment types;

•	there has been an increase in regulatory and legislative activity regarding notice requirements associated with incidents involving the misappropriation of consumer data causing participants in the financial service and other industries to devote additional efforts to maintain the security of their data files;

•	the use of outsourcing as a means to control costs is driving demand for offshore outsourcing services as well as an increased level of interest in developing expanded offshore capabilities by industry participants and our competitors; and

•	consolidation in the industries we serve has led to increased competition and pricing pressures.
Risks and Challenges
In addition to the trends affecting our industry and our Company as noted above, we consider risks and challenges that could impact the Company’s future financial results, including the following and those described in Part II, Item 5, “Risk Factors and Cautionary Statements”:
•	Estimates of future financial results are inherently unreliable.

•	Our ability to expand through acquisitions involves risks and may not be successful.

•	If the security of our databases is compromised, our reputation could suffer and customers may not be willing to use our products and services.

•	Consolidation in the industries we serve may adversely affect our ability to sell our products and services.

•	We are unable to predict the results of the purported class action lawsuit filed in Florida.

•	We may be unable to protect our intellectual property rights or others may claim that we are infringing on their intellectual property.

•	We face intense competition in all areas of our business, and if we do not compete effectively, our business will be harmed.

•	If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

•	Legislation or regulation could impair our ability to collect and use data, increase our operating costs or otherwise harm our business.

•	We may experience software defects, development delays and installation difficulties, which could harm our business and reputation and expose us to potential liability.

•	There are a number of risks associated with our international sales and operations that could harm our business.

•	Changes in India tax laws could adversely affect our results of operations.

•	We face termination and compliance risks with respect to our government contracts.

•	Provisions in our charter documents and Delaware law may delay or prevent a change in control of our Company that you may consider favorable.
RESULTS OF OPERATIONS
The following table presents our condensed consolidated financial results for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2005	2004	% Change	2005	2004	% Change
Net revenue	$133.2	$140.1	(5)%	$363.7	$421.7	(14)%

Operating expenses:
Processing, communication and service costs	32.1	57.6	(44)	88.6	173.0	(49)
Employee costs	54.8	46.3	18	152.0	143.0	6
Depreciation and amortization	11.8	9.7	22	28.0	27.7	1
Other operating costs	16.5	11.2	47	39.9	34.7	15
Restructuring and provision for contract loss charges	—	—	*	—	1.3	*

Total operating expenses[1]	115.3	124.8	(8)	308.6	379.5	(19)

Income from operations[1]	17.9	15.2	18	55.0	42.1	31
Interest expense	(2.1)	(0.1)	*	(2.3)	(0.2)	*
Other income – net	1.0	0.2	*	3.8	0.2	*

Income before income taxes	16.8	15.3	10	56.5	42.1	34
Provision for income taxes	(1.0)	(4.6)	78	(13.4)	(12.6)	(6)

Net income[1]	$15.8	$10.7	48	$43.1	$29.5	46

*	Represents an increase or decrease in excess of 100%.

[1]	Amounts may not sum due to rounding.

Net Revenue
Net revenue by reportable segment and for the Company as a whole for the three and nine month periods ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2005	2004	% Change	2005	2004	% Change
Electronic Payments
EFT processing	$32.6	$27.0	21%	$92.4	$81.2	14%
Prepaid and stored value	19.8	—	*	19.8	—	*
Government services (EBT)	11.4	14.2	(20)	37.8	42.9	(12)
Software sales	7.5	8.1	(7)	24.4	26.6	(8)

	71.3	49.3	45	174.4	150.7	16

Risk Management
Financial institution products	36.3	32.1	13	103.5	93.0	11
Retail products	5.7	4.7	21	16.3	14.0	16

	42.0	36.8	14	119.8	107.0	12

Global Outsourcing
BPO	13.8	13.0	6	44.6	39.0	14
IT services	6.1	7.3	(16)	24.8	21.6	15

	19.9	20.3	(2)	69.4	60.6	15

ATM Management[1]	—	33.6	*	—	103.4	*

Total net revenue[2]	$133.2	$140.1	(5)	$363.7	$421.7	(14)

*	Represents an increase or decrease in excess of 100%.

[1]	See Note 4 in the notes to the condensed consolidated financial statements.

[2]	Amounts may not sum due to rounding.
Electronic Payments
The Electronic Payments segment revenue increased during the three and nine month periods ended September 30, 2005 due to higher customer reimbursed network fees and transaction volumes as well as the addition of revenues from our acquisition of WildCard. These increases were partially offset by a decline in government service revenues following the expiration of some of our EBT contracts and lower software revenues due to reduced license fees. The following table provides further detail regarding the revenue we generated from our software business during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions)	2005	2004	2005	2004
License fees	$0.8	$1.5	$3.3	$5.3
Maintenance	4.7	5.0	15.4	15.3
Software services	2.0	1.6	5.7	6.0

	$7.5	$8.1	$24.4	$26.6

Excluding the impact of our acquisition of WildCard, we expect full year 2005 revenues from our Electronic Payments segment will increase as compared to 2004 due to increases in revenues from customer reimbursable expenses and from EFT processing services. Our 2005 government services revenues will, however, be lower than 2004 due to contract expirations. Software revenues are expected to remain relatively flat in 2005 as compared to 2004.
Risk Management
During the three and nine month periods ended September 30, 2005, the Risk Management segment revenues increased as compared to the same periods in 2004 due to organic revenue growth from our financial institutions product suite and because of the acquisitions we completed in early 2005 and the second quarter of 2004. Retail product revenues also increased over the same periods because of our acquisition of ClearCommerce in January 2005. Our Risk Management segment revenues are expected to increase in 2005 as compared to 2004 due to increased revenues from our ChexSystems(SM) suite of products and from acquisitions we completed in 2005 and the second quarter of 2004.

Global Outsourcing
Revenues from our Global Outsourcing segment increased during the nine month period ended September 30, 2005 as compared to the comparable period in 2004 due to increased IT services revenues and an increase in revenues from our BPO business. IT services revenues increased during the period as a result of a customer migration project, and a $1 million shortfall fee we received in the first quarter of 2005 from our largest IT services customer. BPO revenues increased due to revenues from new customers, including the buyer of our ATM Portfolio, higher transaction volumes from existing customers and our acquisition of India Switch Company in the second quarter of 2005.
The revenues we received from our Global Outsourcing segment during the third quarter of 2005 were largely flat as compared to the third quarter of 2004. This result reflects a reduced rate of growth in our BPO business because one of our BPO customers was acquired and the acquiring entity discontinued its use of our services. Our IT services revenues declined because we did not derive IT processing or migration support revenues from a customer following its transition of those activities to an in-house solution in this quarter and because of a continuing wind-down in the amount of services we provide to our largest IT services customer. The contract with this customer is scheduled to expire in March 2006 and we do not currently expect it to be renewed or extended. We expect that the revenues from this segment will continue to trend downward until this transition is completed, although the 2005 revenues from our Global Outsourcing segment should nevertheless increase modestly in 2005 as compared to 2004.
ATM Management
We sold our ATM Portfolio in the fourth quarter of 2004 and have not considered the ATM management business as a separate operating segment since that date. See Note 4 in the notes to the condensed consolidated financial statements for additional discussion.
Business Segment Operating Income
The following table presents our operating income (loss) by segment and total operating income for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2005	2004	% Change	2005	2004	% Change
Operating income (loss)
Electronic payments	$4.1	$6.0	(32)%	$12.1	$18.6	(35)%
Risk management	16.6	13.7	21	44.1	37.0	19
Global outsourcing	1.6	3.4	(53)	12.5	9.1	37
ATM management[1]	—	(0.1)	*	—	(0.3)	*
Corporate	(4.5)	(7.7)	42	(13.7)	(22.4)	39

Total operating income[2]	$17.9	$15.2	18	$55.0	$42.1	31

*	Represents an increase or decrease in excess of 100%.

[1]	See Note 4 in the notes to the condensed consolidated financial statements.

[2]	Amounts may not sum due to rounding.
Electronic Payments
The decline in operating income during the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004 is primarily due to an increase in expenses related to investments in new client migrations and the allocation of additional operating and overhead expenses to this segment during 2005. A significant portion of these allocated costs were previously absorbed by the ATM Portfolio that we sold in late 2004. Also contributing to the decline in operating income was the operating loss incurred by WildCard following its acquisition in July 2005 and the decline in our EBT and software revenues. Although the increase in our EFT processing revenues has more than offset the declines in our EBT and software sales, our operating income has not increased proportionately because a significant portion of the increased processing revenues were due to higher customer reimbursable network fees. These fees do not impact our operating income because they are recorded as both revenue and a corresponding expense. For the full year 2005, we expect operating income in this segment to decrease as compared to 2004 due to continuing costs associated with new client installations and higher allocated costs.
Risk Management
The operating income of our Risk Management segment increased during the three and nine months ended September 30, 2005 as compared to the same periods in 2004 because higher revenues from an increase in

ChexSystems volumes were spread across a relatively fixed cost structure. Our acquisitions in this segment have also contributed to the improvement in operating income. Our Risk Management segment operating income is expected to increase in 2005 as compared to 2004 due to these factors.
Global Outsourcing
The operating income of our global outsourcing business improved during the nine month period ended September 30, 2005 as compared to the same period in 2004 due to additional IT services revenues from a nonrecurring project related to the in-sourcing of a former customer’s processing activities, a $1 million shortfall fee we recognized from our largest IT services customer in March 2005 and the impact from our managed services agreement with the buyer of our ATM Portfolio. Operating income for the quarter ended September 30, 2005 decreased as compared to the same quarter in 2004 because the higher margin IT services revenues we received during the third quarter of 2004 in connection with customer migration activities did not recur in the corresponding period in 2005 because this project was completed in July 2005. For the full year 2005, we expect the operating income of our Global Outsourcing segment will decrease as compared to 2004 because we will not receive any shortfall fees from our largest IT services customer during the fourth quarter of 2005 whereas we received approximately $4 million of such fees in the fourth quarter of 2004. The completion of the customer migration project in July 2005 also means that we will not receive any IT processing support revenues from this customer during the balance of 2005.
ATM Management
We sold our ATM Portfolio in the fourth quarter of 2004 and we have not considered our ATM management business as a separate operating segment since that date. See Note 4 in the notes to the condensed consolidated financial statements for additional discussion.
Corporate
Unallocated corporate overhead includes, among other things, the cost of executive leadership, investor relations, shared legal, consulting, accounting and finance functions and certain technology expenses. Corporate expenses decreased during the three and nine months ended September 30, 2005 as compared to the same periods in 2004 due to a reduction in external consulting costs and a reduction in legal expenses following the resolution of the SEC investigation and the settlement of the related stockholder litigation. Corporate overhead costs incurred in 2005 are expected to decrease as compared to 2004 due to these considerations as well as ongoing cost reduction efforts.
Operating Expenses
Operating expenses for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2005	2004	% Change	2005	2004	% Change
Operating expenses:
Processing, communication and service costs	$32.1	$57.6	(44)%	$88.6	$173.0	(49)%
Employee costs	54.8	46.3	18	152.0	143.0	6
Depreciation and amortization	11.8	9.7	22	28.0	27.7	1
Other operating costs	16.5	11.2	47	39.9	34.7	15
Restructuring and provision for contract loss charges	—	—	*	—	1.3	*

Total operating expenses[1]	$115.3	$124.8	(8)	$308.6	$379.5	(19)

*	Represents an increase or decrease in excess of 100%.

[1]	Amounts may not sum due to rounding.
Processing, communication and service costs
This category includes the cost of transaction processing, telecommunications, computer equipment and promotional services. This category also included the residual payments we made to the occupants of the properties where the ATMs that we owned or managed prior to the sale of our ATM Portfolio were located.
Processing, communication and service costs decreased during the three and nine months ended September 30, 2005 as compared to the same periods in 2004 due to the sale of our ATM Portfolio in late 2004 and the impact of the amortization of the deferred gain from that sale. This decrease was partially offset during the third quarter of 2005 due to the acquisition of WildCard. We expect processing, communication and service costs will decrease substantially for the full year 2005 as compared to 2004 due to the sale of the ATM Portfolio as the additional costs associated with the acquisition of WildCard will not completely offset the cost eliminations resulting from the sale of our ATM Portfolio last November.
Employee costs
Expenses in this category represent employee compensation, payroll taxes, medical costs and other employee related costs. The increase in employee costs during the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004 was due to the addition of approximately 550 associates in connection with the acquisition of WildCard. Company-wide headcount at September 30, 2005 was 5,900, representing an increase of approximately 400 persons as compared to our head-count at the end of 2004. At September 30, 2005, approximately 66% of our employees were located in India. Employee costs are expected to be higher for the full year 2005 as compared to 2004 primarily due to the addition of WildCard associates.
Depreciation and amortization
These costs represent the depreciation of the buildings and equipment we own and the amortization of our intangible assets, such as capitalized software costs and acquired contracts. Depreciation and amortization increased during the three and nine month periods ended September 30, 2005 as compared to 2004 due to additional expenses incurred in connection with the acquisitions we completed during 2005, including WildCard. We typically receive tangible and intangible assets with finite lives when we acquire a company and we then begin to depreciate and amortize these assets. As a result, our depreciation and amortization expenses tend to increase when we acquire businesses. These increases were partially offset by a decrease in amortization expenses for intangible assets following the sale of our ATM Portfolio. Full year depreciation and amortization costs for 2005 are expected to be higher than 2004 due to an increase in costs related to acquisitions, offset by a decrease in depreciation and amortization expense due to the sale of our ATM Portfolio.
Other operating costs
Expenditures in this category include facilities costs, professional, consulting and temporary services, bad debt write-offs and certain administrative costs. Other operating costs increased during the three and nine month periods ended September 30, 2005 as compared to the same period in 2004 due to an increase in consulting and temporary service costs and from costs associated with WildCard’s operations. Our legal expenses decreased in 2005 due to the settlement of an SEC investigation and certain related litigation last year. We also received a $1.8 million refund of business and occupancy state taxes during the second quarter of 2005 that we credited against this expense category. Other operating costs for the full year are expected to increase as compared to 2004 primarily due to higher costs related to acquired entities. These increases are expected to be partially offset by lower legal expenses.
Interest expense
Interest expense includes interest and other fees incurred in connection with borrowings under credit facilities and capital lease obligations. Interest expense also includes fees incurred by us in connection with our possession of escrowed funds. Interest expenses have increased significantly during the three and nine month periods ended September 30, 2005 as compared to the same periods in 2004 because we borrowed a substantial amount of money to help us fund our acquisition of WildCard. We expect full year interest expense to increase in 2005 as compared to 2004 due to these borrowings.
Other income — net
Other income — net primarily includes interest and investment income, investment expense and foreign currency translation adjustments. Interest earned on cash, cash equivalents and short-term investments was $0.8 million and $4.1 million for the three and nine month periods ended September 30, 2005, respectively, as compared to $0.6 million and $1.6 million for the equivalent periods in 2004. The effect of foreign currency translations during the three month period ended September 30, 2005 was insignificant. During the nine month period ended September 30, 2005 we incurred a foreign currency translation loss of $0.6 million. During the three and nine month periods ended September 30, 2004, the effect of foreign currency translations was a loss of $0.2 million and $1.1 million, respectively.
Provision for income taxes
Our effective tax rate is largely determined by our Indian subsidiary’s proportional share of our projected consolidated income. Our Indian software development and BPO operations qualify for tax incentives associated with businesses that operate within designated geographic locations in India. These incentives generally provide us with exemptions from Indian income tax on certain business income generated from these operations and phase out through March 2009.
Our annualized effective tax rate for the three and nine months ended September 30, 2005 was 6% and 24%, respectively. For the three and nine months ended September 30, 2004, our annualized effective tax rate was 30%. The significant decrease in our effective tax rate during the third quarter of 2005 reflects a $4.7 million tax benefit primarily from an Advanced Pricing Agreement that we signed with the Internal Revenue Service in August 2005 related to our foreign operations. As a result of this agreement, certain tax reserves that we had previously created were no longer considered necessary and we reduced our tax provision to reflect their reversal. Also contributing to the decline in our effective tax rate during the nine months ended September 30, 2005 was our recognition of a $1.2 million tax benefit during the first quarter of 2005 related to our release of tax reserves related to our foreign operations because certain tax rulings indicated that these reserves were no longer needed.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Information about our financial position as of September 30, 2005 and December 31, 2004 is presented below:

	September 30,	December 31,
(dollars in millions)	2005	2004	% Change
Cash and cash equivalents	$92.3	$274.5	(66)%
Short-term investments	—	88.1	*
Long-term debt due within one year	5.1	2.0	*
Long-term debt	127.9	3.6	*
Stockholders’ equity	430.2	474.2	(9)
Net working capital	111.0	343.2	(68)

*	Represents an increase or decrease in excess of 100%.
Cash Resources
Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund planned capital expenditures. Cash and cash equivalents at September 30, 2005 included cash in India of approximately $17 million. The funds in India are held in India bank accounts denominated in India rupees or U.S. dollars. These funds are available for use in our India operations and investments. Under the American Jobs Creation Act of 2004 (the Act), we have the opportunity to receive a special one-time tax deduction on the repatriation of certain foreign earnings during 2005. We will not be repatriating any funds from our foreign subsidiaries under the Act.
As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in cash and cash equivalents. The typical overnight settlement balance due to us ranges from $7 million to $45 million. We plan to satisfy these liquidity requirements using cash and cash equivalents on hand as well as through the Revolving Credit Agreement described below. As of September 30, 2005, approximately $42 million was due to us and we received these funds in early October.
We have also sought to maintain adequate cash balances and credit facilities to ensure that we can advance funds to one of our processing customers if unusual circumstances prevent us from processing this customer’s settlement files on time. Under the current contractual arrangements, we could be required to advance as much as $119 million to this processing customer if unusual circumstances prevented the timely processing of its settlement files at a peak period. We have not had to advance any funds to this customer for a number of years and we have established additional redundancies in our systems to further reduce the likelihood of such an advance being required. We can fund this obligation by borrowing against the Revolving Credit Facility.

On February 18, 2005, we entered into a credit agreement (the Credit Agreement) with a syndicate of banks. The Credit Agreement provided for an initial aggregate commitment under an unsecured revolving credit facility of $100 million. We had the option to increase this commitment to $175 million if certain requirements of the Credit Agreement were satisfied. Amounts borrowed under the Credit Agreement could have been used to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Credit Agreement provided for two optional interest rates on any borrowings thereunder. The first rate was equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5%, depending on certain conditions set forth in the Credit Agreement. The second rate was equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate, plus an additional percentage based on our leverage ratio. The terms of the Credit Agreement included certain defined negative and affirmative covenants customary for facilities of this type. The Credit Agreement was scheduled to mature in 2008, and upon the lenders’ approval, we could have received two one-year extensions of the maturity date. We did not make any borrowings under this agreement.
In connection with our acquisition of WildCard discussed in Note 3, we terminated the Credit Agreement and entered into a new credit agreement (the Revolving Credit Agreement) on July 1, 2005. We did not incur fees in connection with the termination of the Credit Agreement. The Revolving Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $150 million. We have the option to increase this commitment to $200 million if certain requirements of the Revolving Credit Agreement are satisfied. We can use amounts borrowed under the Revolving Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The optional interest rates under this facility are the same as those provided for under the Credit Agreement. The terms of the Revolving Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type. This facility will mature in 2010. During the three months ended September 30, 2005, the interest rate on the Revolving Credit Agreement ranged from 4.2% to 6.3%. We had $20 million in outstanding borrowings under the Revolving Credit Agreement at September 30, 2005. Certain of our domestic subsidiaries have guaranteed our obligations under the Revolving Credit Agreement.
Concurrently with the execution of the Revolving Credit Agreement, we entered into a loan agreement (the Loan Agreement) providing for a six month unsecured term loan of $100 million. The Loan Agreement provided for the same two optional interest rates on any borrowings thereunder as the Revolving Credit Agreement. The Loan Agreement included certain defined negative and affirmative covenants customary for facilities of this type and was scheduled to mature on December 31, 2005. The $100 million borrowed under the Loan Agreement in connection with the acquisition of WildCard was repaid and the facility was terminated on September 30, 2005 in connection with the issuance of the Notes discussed below. During the three months ended September 30, 2005, the variable interest rate on Loan Agreement ranged from 4.2% to 4.6%.
On September 30, 2005, we issued $100 million of senior unsecured notes (Notes) in a private offering under Rule 144A of the Securities Act of 1933, as amended. The Notes bear interest at a fixed interest rate of 5.39%, with interest payable semi-annually, and will mature on September 30, 2012. The indebtedness represented by the Notes ranks pari passu with our obligations under the Revolving Credit Agreement and our obligations with respect to the Notes are guaranteed by certain of our domestic subsidiaries. The Note Purchase Agreement between us and the purchasers of the Notes contains certain negative and affirmative covenants customary for transactions of this type.
On July 27, 2005, we entered into an interest-rate-related derivative instrument to manage the exposure we had to variations in interest rates pending the anticipated issuance of the Notes. The Notes have a fixed interest rate that was based on the seven-year interpolated rate on federal treasury securities plus a credit spread, and so we were exposed to variability in the future interest payments on the Notes if treasury note rates changed prior to the completion of the Notes offering. The notional amount of the derivative was $75 million and its scheduled maturity date was three months from the date of its execution. On September 20, 2005 we unwound the derivative instrument when we locked the interest rate on the Notes and, due to changes in treasury rates during the derivative instrument’s term, we paid $0.3 million to settle this arrangement. The derivative instrument we entered into was effective and qualified for hedge accounting and so the loss we incurred in connection with it was deferred in stockholders’ equity (as a component of accumulated other comprehensive income), and will be recognized as incremental interest expense in our income statement over the seven year term of the Notes. The Company has no derivative instruments at September 30, 2005.

The following table sets forth our contractual cash obligations as of September 30, 2005 in total and for the time periods specified.

	Payments Due by Period
		Three months	Three Years	Three Years
		Ended	Ended	Ended
		December 31,	December 31,	December 31,
(in millions)	Total	2005	2008	2011	Thereafter
Long-term debt	$120.0	$—	$—	$20.0	$100.0
Capital lease obligations	13.0	1.0	11.9	0.1	—
Operating lease obligations[1]	80.1	3.6	39.3	21.4	15.8
Vendor obligations	80.4	9.6	61.4	9.4	—

Total [2]	$293.5	$14.3	$112.6	$50.8	$115.8

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $3.5 million due in the future under non-cancelable subleases.

[2]	Amounts may not sum due to rounding.
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
Sources and Uses of Cash
The following table sets forth a summary of our cash flow activity for the nine months ended September 30, 2005 and 2004. This table should be read in conjunction with our condensed consolidated statements of cash flows:

	Summary of Cash Flows
	For the Nine Months
	Ended September 30,
(in millions)	2005	2004
Cash provided by operating activities	$15.2	$59.6
Cash used in investing activities	(220.9)	(56.5)
Cash provided by financing activities	23.5	11.8

Net (decrease) increase in cash and cash equivalents	$(182.2)	$14.9

Our current priorities for use of our cash are:
•	investment in projects intended to increase our product delivery and operational effectiveness, enhance our product suite and the security and redundancy of our systems; and

•	funding our liquidity needs.
We do not expect to use our available funds to pay cash dividends for the foreseeable future.
Operating Activities
Our primary source of operating cash flow is the profits we generate from our business. Operating cash outflows include payments to vendors for telecommunications services, consulting services and supplies. We also pay salaries and benefits to our employees and income taxes.
During the nine months ended September 30, 2005, our cash inflows from operating activities were primarily provided by our operating income. These cash inflows were partially offset by payments of performance-based bonuses of approximately $17 million and approximately $26 million of taxes primarily associated with the sale of our ATM Portfolio.
Investing Activities
Cash used in or provided by our investing activities generally reflects the sale or acquisition of assets. During the nine months ended September 30, 2005, we disbursed approximately $287 million for our acquisitions of WildCard, ClearCommerce, ISC and NCPS and we disbursed approximately $19 million to purchase fixed assets and develop software. We received net cash inflows of $88 million from the sale of short-term investments.
Financing Activities
We receive funds from the exercise of stock options and the sale of our shares through our employee stock purchase plan. We could also obtain funds through borrowings under our bank lines. We disburse funds through repurchases of our common stock and repayment of debt. During the nine months ended September 30, 2005, we received approximately $235 million in proceeds from borrowings under our credit facilities and $12 million in proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan. We disbursed approximately $123 million in connection with the debt repayments and we used $100 million to purchase shares of our common stock.
Commercial Commitments
The following table sets forth our future commercial commitments as of September 30, 2005:

	Commitment Expiration by Period[1]
(in millions)	Total	2005	2006	2007	2008	2009	Thereafter
Letters of credit and other	$0.8	$0.5	$0.2	$0.1	$—	$—	$—
Performance bonds	12.5	1.1	11.2	—	0.2	—	—

Total commitments	$13.3	$1.6	$11.4	$0.1	$0.2	$—	$—

[1]	Represents commercial commitment expirations during the last three months of 2005 and the respective years ending December 31, 2006 through 2009 and thereafter.
In connection with our government services business and collection activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at September 30, 2005 was $13 million. We also had approximately $0.8 million of outstanding letters of credit and performance guarantees in India as of such date. These obligations were secured by time deposits in an equivalent amount.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. These statements have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, reserves and allowances, income taxes and stock-based compensation. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical accounting policies during the first nine months of 2005. These policies are described in our Annual Report on Form 10-K for the year ended December 31, 2004.
FORWARD-LOOKING STATEMENTS –
The Company now expects full year net revenue for 2005 to increase approximately 18 percent on a combined organic and acquisitive basis over the $431 million baseline revenue achieved across the Company’s three current operating segments following the sale of its ATM portfolio in November 2004. 2005 net income is currently expected to approximate the high end of the Company’s previously published range of 25 — 35 percent over its 2004 net income of $40.8 million. The Company has also raised its 2005 revenue projections for WildCard and now expects that the fourth quarter net revenues from this business should be between $24 and $27 million. This projection reflects an improvement of approximately 35 — 40 percent over the revenues of $56.5 million WildCard recorded last year. The earnings dilution resulting from the WildCard acquisition during 2005 should be slightly less than the $.03 to $.05 previously anticipated by the Company, with this acquisition being accretive during the fourth quarter.
The foregoing expectations reflect the following assumptions:
•	An effective tax rate between 33 and 35 percent for the balance of 2005;
•	Cash outlays for capital expenditures and product development activities will be at or below the low end of the $35 to $40 million estimate included in the Company’s prior guidance.
Although the Company has not yet completed its annual operating plan for 2006, full year 2006 revenues are currently expected to increase 15 to 22 percent over currently projected full year 2005 revenues and the Company now anticipates that 2006 diluted earnings per share will exceed the $1.15 and $1.25 range referenced in the Company’s prior guidance.
The foregoing guidance does not include the effects of the adoption of SFAS 123R, which requires the expensing of stock options beginning January 1, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates. These exposures may change over time as our business evolves and could have an adverse impact on our financial results. We have not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency changes, although we may do so in the future. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. During each of the three and nine months ended September 30, 2005, approximately 6% of our net revenues and approximately 16% and 18% of our operating expenses, respectively, were denominated in these three currencies.
We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the three and nine month periods ended September 30, 2005. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, Indian rupee and Canadian dollar would have reduced our reported income before taxes in the three and nine month periods ended September 30, 2005 by approximately $1 million and $4 million, respectively. A 10% change in the exchange rate for the British pound, Indian rupee and Canadian dollar would also have an impact on the foreign net assets reflected in our condensed consolidated balance sheet, but we would not expect this change to be material to our total assets.
Changes in interest rates could impact our anticipated interest income on cash, cash equivalents and short-term investments and the amount of interest we pay on borrowings under our Revolving Credit Agreement. A 10% adverse change in interest rates from the interest rates in effect at September 30, 2005 would not, however, have had a material adverse effect on our net income or financial condition for the three or nine month periods ended September 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in the internal controls related to financial reporting that have materially affected, or are reasonably likely to materially affect, these controls since September 30, 2005.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the discussion of the Federal Securities Action and the Florida litigation discussed in Note 12 to the Financial Statements included in this Quarterly Report on Form 10-Q.
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
ESTIMATES OF FUTURE FINANCIAL RESULTS ARE INHERENTLY UNRELIABLE.
From time to time, the Company and its representatives may make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenues, expense levels, tax rates, acquisition expenses, capital expenditures, earnings or earnings from operations. Any forecast regarding our future performance reflects various assumptions and judgments by management regarding the likelihood that certain possible future events will in fact occur. These assumptions and judgments are subject to significant uncertainties and shifting market dynamics, and, as a matter of course, many of them will prove to be incorrect. Further, events that may seem unlikely or relatively certain at the time a given prediction is made may in fact occur or fail to occur. Many of the factors that can influence the outcome of any prediction or projections are beyond our control. As a result, there can be no assurance that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned that any predictions, projection or other forward looking statement made by us should be considered current only as of the date made. Investors are encouraged to utilize the entire available mix of historical and forward-looking information made available by us, and other information relating to our Company and our products and services, when evaluating our prospective results of operations.
OUR ABILITY TO EXPAND THROUGH ACQUISITIONS INVOLVES RISKS AND MAY NOT BE SUCCESSFUL.
We have been acquiring companies to complement and grow our existing businesses. Our ability to expand through acquisitions involves many risks, including:
-	the operations, technology and personnel of any acquired companies may be difficult to integrate;

-	the allocation of management resources to consummate these transactions may disrupt our day to day business;

-	the acquired businesses may not achieve anticipated revenues, earnings or cash flow. Such a shortfall could require us to write-down the goodwill associated with any acquired company, which would adversely affect our reported earnings; and

-	acquisitions may require us to revise our published earnings guidance and record special charges that reduce our earnings.
IF THE SECURITY OF OUR DATABASES IS COMPROMISED, OUR REPUTATION COULD SUFFER AND CUSTOMERS MAY NOT BE WILLING TO USE OUR PRODUCTS AND SERVICES.
There have been numerous highly publicized incidents of large scale misappropriations of consumer data. If the security of our databases is compromised, our business could be materially adversely affected. In our electronic payments and risk management businesses, we collect personal consumer data, such as names and addresses, social security numbers, drivers’ license numbers, checking, savings and prepaid account numbers and payment history records. Unauthorized access to our databases could result in the theft or publication of personal confidential information and the deletion or modification of personal records or otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information overseas or over the Internet. A security or privacy breach may:
-	deter customers from using our products and services;

-	harm our reputation;

-	expose us to liability;

-	increase our operating expenses to remediate problems caused by the breach; and

-	decrease market acceptance of electronic commerce transactions in general.
In addition, concerns about data security have led to a growing number of regulatory bodies adopting or considering the adoption of a variety of consumer notification requirements in the event their information is accessed by unauthorized persons. Compliance with a large number of conflicting and complex consumer notifications laws could prove to be impossible or, at a minimum, expensive and difficult. A failure to so comply could nevertheless subject us to regulatory scrutiny or liability.
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
WE ARE UNABLE TO PREDICT THE RESULTS OF THE PURPORTED CLASS ACTION LAWSUIT FILED IN FLORIDA.
The Company, along with numerous other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs are seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees. The plaintiffs are also asking for injunctive relief to prevent further alleged violations of the Federal Act. In March 2004, the Company joined in a motion to dismiss this case filed by a co-defendant and the Company filed its own further motion to dismiss a portion of this case and a motion for summary judgment in June 2004. All of these motions are pending before the Court. The Court stayed all further proceedings in this case pending the decision by the Eleventh Circuit of Appeals in Kehoe v. Fidelity Federal Bank & Trust. This ruling was issued in August 2005 and the plaintiffs in this case have moved the Court to re-open these proceedings. The Court has not yet ruled on this motion. The Company cannot predict whether the plaintiffs in this case will be successful in certifying their complaint as a class action. The Company believes that it has meritorious defenses with regard to the allegations made in this lawsuit and intends to vigorously defend this action. Litigation is, however, by its nature uncertain and an unfavorable resolution of this lawsuit could materially adversely affect our business, results of operation and financial condition.
WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR OTHERS MAY CLAIM THAT WE ARE INFRINGING ON THEIR INTELLECTUAL PROPERTY.
Despite our efforts to protect them, third parties may infringe or misappropriate our intellectual property rights, or otherwise independently develop substantially equivalent products and services. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete. We may be required to expend significant resources to protect our trade secrets and monitor and police our intellectual property rights and these efforts may not be uniformly successful. These concerns are heightened when we license our software for use in countries or regions that do not have a history of consistently enforcing the rights of intellectual property owners against persons who misappropriate the same.
Third parties have asserted infringement claims against our prepaid and stored value business in the past and others may assert these types of claims against this business, or any of our other enterprises, in the future. Claims for infringement of all types of patents are a common source of litigation. Infringement claims can require us to modify our products, services and technologies or obtain a license to permit our continued use of those rights. We may not be able to do either of these things in a timely manner or upon reasonable terms and conditions. Failure to do so could seriously harm our business and operating results. In addition, future litigation relating to infringement claims could result in substantial costs to us and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from selling some of our products, services or technologies.
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
In the electronic payments market, our principal competitors include:
-	third-party debit network processors, including First Data Corporation, VISA Debit Processing Services, Fifth Third Processing Solutions, Metavante Corporation and Fiserv;

-	financial institutions that have developed in house processing capabilities or services similar to ours, including Bank of America, M&I Bank and Fifth Third National Bank;

-	prepaid and stored value providers, including First Data, TYSYS and Metavante;

-	government service (EBT) providers including J.P. Morgan Chase and ACS; and

-	electronic funds transfer software providers, including Transaction System Architects, S2 and S1.
In the risk management market, our principal competitors include:
-	providers of fraud management data and software including Primary Payment Systems (a subsidiary of First Data Corporation), Equifax, Experian, TransUnion and RiskWise (a division of Lexis-Nexis of Reed Elsevier); and

-	retail check verification and electronic check processing providers, including Certegy and Telecheck, a subsidiary of First Data Corporation.
In the global outsourcing market, our competitors include Spectramind/Wipro Ltd, Intelenet Global Services Ltd., Progeon Ltd. (an Infosys Technologies company), WNS Global Services, Daksh services (a subsidiary of IBM) and numerous other business process and IT outsourcing service providers.
In the market for electronic transaction processing, the principal factors on which we compete are price and service levels and the features and functionality associated with our EFT software and processing services. The future growth of our revenues in this market is dependent upon securing an increasing volume of transactions. If we cannot control our transaction processing expenses, we may not remain price competitive and our revenues will be adversely affected. Our revenues can also be adversely affected if we are required to make pricing concessions to retain significant processing customers. In the current environment, price reductions typically accompany contract renewals. This dynamic will dampen the rate of growth in our processing business if we are not successful in retaining new customers or expanding the suite of services we offer to our existing clients.
We have also seen an effort by processors such as First Data Corporation and VISA that are affiliated with branded networks to seek exclusive processing relationships with the debit card-issuing financial institutions that subscribe to their networks. Ownership or control of a branded network may also enable these competitors to influence the interchange fees financial institutions receive from retailers who accept transactions from the debit cards issued by these network participants. We are unable to predict what effect the vertical integration between transaction processors and branded debit networks will have on our processing business over the long-term.
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
Although our prepaid and stored value solutions business has two data centers for business continuity purposes, both of these centers are located in Florida, which is a hurricane-prone area. The severe storms encountered by this region have resulted in some disruption to the day to day operations of this business in the past and similar occurrences are virtually certain to occur in the future. A prolonged interruption could harm our business and our prospects.
LEGISLATION OR REGULATION COULD IMPAIR OUR ABILITY TO COLLECT AND USE DATA, INCREASE OUR OPERATING COSTS OR OTHERWISE HARM OUR BUSINESS.
Existing and new laws and regulations relating to consumer privacy protection could harm our ability to collect and use consumer data, increase our operating costs or otherwise harm our business. We collect personal data about consumers for use in our risk management products. Due to increasing public concern over consumer privacy rights,

Congress and state legislatures have adopted and are considering adopting laws and regulations restricting the purchase, sale and sharing of personal information about consumers. For example, in the past legislation has been proposed which would require consumers to opt in to any plan which would allow their nonpublic personal information to be disclosed. We are unable to predict whether more restrictive legislation or regulations will be adopted in the future. A material increase in the scope of these types of restrictions could impair the efficacy of our risk management products or impair our ability to use our India-based resources to support our risk management business, which would increase our costs.
WE MAY EXPERIENCE SOFTWARE DEFECTS, DEVELOPMENT DELAYS AND INSTALLATION DIFFICULTIES, WHICH COULD HARM OUR BUSINESS AND REPUTATION AND EXPOSE US TO POTENTIAL LIABILITY.
Our services and products are based on sophisticated software and computing systems and we often encounter delays when developing new products and services. Further, the software underlying our products and services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we have experienced difficulties and delays in installing and integrating our products and technologies on platforms used by our customers or in new environments in the past and it is reasonable to expect that we will encounter similar issues in the future. The probability of such occurrence is increased when we seek to install complex multi-function systems for our larger customers. Projects such as these can also divert our available IT and project resources, causing delays in other initiatives. Defects in our software products, errors or delays in the processing of electronic transactions or other difficulties could result in:
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
THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR BUSINESS.
Because we currently sell some of our products and services on a global basis and provide outsourcing services from India, our business is subject to risks associated with doing business internationally. During the first nine months of 2005, we generated approximately 10% of our net sales outside of the United States and we presently anticipate that our international efforts will constitute a higher percentage of our net sales in future periods. Our future results could be harmed by a variety of factors, including:
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
We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the three and nine month periods ended September 30, 2005. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, Indian rupee and Canadian dollar would have reduced our reported income before taxes during the three and nine month periods ended September 30, 2005 by approximately $1 million and $4 million, respectively.

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
WE FACE TERMINATION AND COMPLIANCE RISKS WITH RESPECT TO OUR GOVERNMENT CONTRACTS.
All of our government EBT contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized approximately 10% of our net sales in the first nine months of 2005 pursuant to contracts of this type. If a government contract is so terminated, we are generally entitled only to receive compensation for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines. We are also seeing increased levels of pricing competition in this business.
PROVISIONS IN OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY DELAY OR PREVENT A CHANGE IN CONTROL OF OUR COMPANY THAT YOU MAY CONSIDER FAVORABLE.
Provisions of our certificate of incorporation and bylaws and Delaware law may delay or prevent a change in control of our Company that you may consider favorable. These provisions include the following:
-	no cumulative voting by stockholders for directors;

-	a classified board of directors with three-year staggered terms;

-	the ability of our board to set the size of the board of directors, to create new directorships and to fill vacancies;

-	the ability of our board to issue preferred stock, without stockholder approval, with rights and preferences that may be superior to our common stock;

-	the ability of our board to amend our bylaws;

-	a prohibition of stockholder action by written consent;

-	advance notice requirements for stockholder proposals and for nominating candidates to our board;

-	restrictions under Delaware law on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock;

-	a requirement that 66-2/3% of our stockholders and 66-2/3% of our directors approve certain corporate transactions, including mergers and consolidations, sales of assets or amendments to our certificate of incorporation; and

-	we have adopted a stockholder rights plan, which discourages the unauthorized acquisition of 15% or more of our common stock or an unauthorized exchange or tender offer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) The following exhibits are filed as part of this report:

Exhibit
No.	Description	Method of filing
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed by the Company with the Commission on April 4, 2000, Registration No. 333-33992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”), Registration No. 333-33992)	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

10.1	Schedule identifying Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

10.2	Schedule identifying additional Transaction Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

10.3	eFunds Corporation 2005 Special Supplemental Employment Inducement Award Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Company with the Commission on August 10, 2005, Registration No. 333-127433)	*

10.4	Credit Agreement, dated July 1, 2005, among eFunds Corporation, J.P. Morgan Chase Bank, N.A., Bank of America, N.A., Wells Fargo Bank, National Association and J.P. Morgan Securities, Inc.	Filed herewith

10.5	Term Loan Agreement, dated July 1, 2005, among eFunds Corporation, J.P. Morgan Chase Bank, N.A., and J.P. Morgan Securities, Inc.	Filed herewith

10.6	Note Purchase Agreement, dated September 30, 2005, among eFunds Corporation and the purchasers of the Notes thereunder	Filed herewith

31.1	Section 302 Certification by Mr. Paul F. Walsh	Filed herewith

31.2	Section 302 Certification by Mr. George W. Gresham	Filed herewith

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham	Filed herewith

*	Incorporated by reference
(b) Reports on Form 8-K
On July 1, 2005, the Company furnished a report on Form 8-K, announcing that the Company had acquired

WildCard Systems, Inc. (WildCard) and that the Company had terminated its former credit agreement and executed new revolving credit and term loan agreements in connection with this transaction. This report also described certain employment and related agreements with Larence Park, former Chief Executive Officer of WildCard and the Company’s Senior Vice President, Prepaid Solutions.
On August 3, 2005, the Company furnished a report on Form 8-K, which included a press release announcing the Company’s second quarter 2005 financial results. The press release included the Company’s condensed consolidated balance sheets at June 30, 2005 and December 31, 2004, its condensed consolidated income statements for the three month periods ended June 30, 2005 and 2004, and the condensed consolidated income statements and statements of cash flows for the six months ended June 30, 2005 and 2004.
On September 14, 2005, the Company furnished a report on Form 8-K/A amending its July 1, 2005 Current Report on Form 8-K, to include certain WildCard financial statements and certain pro forma financial statements of the Company.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFunds Corporation
(Registrant)

Date: November 8, 2005	/s/ Paul F. Walsh
Paul F. Walsh
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 8, 2005	/s/ George W. Gresham George W. Gresham
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit
No.	Description	Page Number
10.1	Schedule identifying Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.2	Schedule identifying additional Transaction Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.4	Credit Agreement, dated July 1, 2005, among eFunds Corporation, J.P. Morgan Chase Bank, N.A., Bank of America, N.A., Wells Fargo Bank, National Association and J.P. Morgan Securities, Inc.

10.5	Term Loan Agreement, dated July 1, 2005, among eFunds Corporation, J.P. Morgan Chase Bank, N.A., and J.P. Morgan Securities, Inc.

10.6	Note Purchase Agreement, dated September 30, 2005, among eFunds Corporation and the purchasers of the Notes thereunder

31.1	Section 302 Certification by Mr. Paul F. Walsh

31.2	Section 302 Certification by Mr. George W. Gresham

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham