Form 10-K
period 2005-12-31
EFUNDS CORP
filed 2006-03-08
CIK 1109190

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $816.4 million. Affiliates of the Company beneficially owned, in aggregate, approximately 2.0 percent of such shares. There were 46,108,992 shares of outstanding voting common stock with a par value of $0.01 outstanding at February 23, 2006.
Documents Incorporated by Reference
A portion of the Proxy Statement for the Annual Meeting of Stockholders of eFunds Corporation to be held May 18, 2006 is incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX
Exhibit 10.14
Exhibit 10.20
Exhibit 10.23
Exhibit 10.42
Exhibit 10.43
Exhibit 10.44
Exhibit 10.45
Exhibit 21.1
Exhibit 23.1
Exhibit 24.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I
ITEM 1. BUSINESS
INFORMATION ABOUT US
Our Company was incorporated in Delaware in December 1984. Prior to our initial public offering (the IPO) in June 2000, the Company was a wholly-owned subsidiary of Deluxe Corporation (Deluxe). Following the IPO, Deluxe owned approximately 88% of our outstanding common stock until in December 2000, when it distributed all of its shares of our common stock to its shareholders through a spin-off transaction. Following the spin-off, Deluxe ceased to own any shares of our common stock.
Our goal is to enable a better way for trusted commerce by delivering risk management, electronic payment and related outsourcing solutions that strengthen our customers’ overall profitability through increased revenues, reduced costs and improved operating efficiency and technology performance. Our principal focus is on issuers of transaction accounts, such as financial institutions, financial services companies, electronic funds networks, retailers, government agencies, telecommunications companies and other businesses. In evaluating our financial condition and operating results, our management focuses on revenues, operating income, return on invested capital (ROIC) and cash flows.
During the historical periods presented herein, our four principal business lines were:
-	Electronic Payments

-	Risk Management

-	Global Outsourcing

-	Automated Teller Machine (ATM) Management
Our most profitable business segments were Electronic Payments and Risk Management.
On November 19, 2004, we sold the portfolio of ATM machines and merchant contracts (the ATM Portfolio) associated with our former ATM Management segment and entered into a five year Master Services Agreement (MSA) with the buyer. The ATM Portfolio represented a significant component of our ATM Management segment and we have not presented our ATM management business as a separate operating segment in periods subsequent to the consummation of this transaction. Pursuant to the MSA, we provide processing, residual administration, help desk, cash management and other services to the buyer of the ATM Portfolio. The processing service revenues and related costs of the MSA have been reported within our Electronic Payments segment and the ATM management service revenues and related costs have been reported within our Global Outsourcing segment (see Note 4 in the notes to the consolidated financial statements). The amortization of the gain we recognized in connection with this sale is being recorded as a reduction in the operating expenses of our Global Outsourcing segment over the term of the MSA because we do not have sufficient objective and reliable evidence to determine the fair value of the MSA and so we concluded that this approach is the only appropriate method of accounting for this arrangement.
In July of 2005, we acquired WildCard Systems, Inc. (WildCard). WildCard provides prepaid products such as gift and payroll cards to financial institutions, retailers and other industry participants. WildCard provides the processing and ongoing support for all aspects of these programs. The results of operations of WildCard are reflected in the prepaid solutions component of our Electronic Payments segment in periods following this acquisition.
Our principal executive offices are located at Gainey Center II, 8501 N. Scottsdale Road, Suite 300, Scottsdale, Arizona 85253 and our telephone number is 480-629-7700. Our Internet address is www.efunds.com. The information contained on our web site is not a part of this document.
The business model of each of our segments is summarized below.

Electronic Payments
Our Electronic Payments segment derives its revenue from processing electronic payment transactions including electronic funds transfers (EFT), automated clearinghouse (ACH) and other payment processing services. Revenues in this segment also reflect processing and other activities associated with prepaid cards (such as payroll cards and gift cards) following the acquisition of our prepaid solutions business last July. This segment also generates revenues from providing electronic benefit transfer (EBT) services to government agencies and through the licensing, maintenance and support of our EFT software. This segment had net revenues of $255 million in 2005, which represented approximately 51% of our total net revenues in that year. Revenues in this business are generated through the following product lines:
EFT Processing
We process transactions for national and regional ATM networks and financial institutions. We also provide transaction processing for retail point-of-sale terminals that accept payments from debit cards and paper checks that have been converted into electronic transactions. Transaction processing involves electronically transferring money from a person’s checking, savings or prepaid card account according to his or her instructions. For example, when a cardholder inserts his or her debit card into an ATM machine and enters his or her PIN and the type and amount of the transaction, the device contacts our systems and transmits the request. We identify the institution that issued the card and work through the necessary validation and authorization routines, such as ensuring that the cardholder has entered the correct PIN, that the transaction is within the cardholder’s limits on withdrawals and that there are sufficient funds in the cardholder’s account. If all the routines are executed successfully, we signal the ATM or point-of-sale device to complete the transaction.
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
We process virtually all types of debit-based transactions for our financial institution customers, including cash withdrawals, cash deposits, balance inquiries, purchases, purchases with cash back and purchase returns. In addition, we authorize cash advances and purchases initiated with credit cards at ATM or point-of-sale locations. We also provide 24 hour a day, 7 day a week monitoring of ATMs for system irregularities and our processing systems are designed to operate continuously. We have been actively pursuing and winning new international processing opportunities.
Prepaid Solutions
We extended our processing business through our acquisition of WildCard, which we now characterize as our prepaid solutions business. Through our turnkey, host-based prepaid programs, we provide a variety of prepaid products including gift cards, insurance cards, healthcare reimbursement cards, travel cards, payroll cards and expense reimbursement cards.
We offer comprehensive solutions to our prepaid card customers. We design and host the prepaid programs that run on a customized processing platform through which our customers can define the services they wish to offer cardholders. Through this platform, we provide a variety of processing services including transaction processing, cardholder enrollment, value loading, cardholder account management and reporting. Additionally, we offer and operate customer support centers that are available to cardholders 24 hours a day, 7 days a week. Customers may also elect to receive risk management services to reduce their risk of write-offs for fraudulent or unauthorized transactions.
Government Services
Our government services business was started in response to federal mandates that require state and local governmental agencies to convert to electronic payment methods for the distribution of benefits under entitlement programs, primarily food stamps and Transitional Aid to Needy Families (formerly Aid to Families with Dependant Children). Our EBT processing system manages, supports and controls the electronic payment and distribution of cash benefits to program participants through ATMs and point-of-sale networks. Our services reduce operating costs and fraud for the government agency administering the benefits program, eliminate the food stamp stigma for recipients through the use of a plastic ATM-like card and make benefits more readily available to recipients at retail point-of-sale terminals and ATMs. Through this business, we drive or operate approximately 43,000 dedicated electronic benefits transfer terminals and approximately 10,000 retail terminals.

We were providing services for 24 state and local governments at the end of 2005. All of our government services contracts relate to government entitlement programs. Our government contracts are generally for scheduled service periods of three to five years, although all of these contracts are terminable by the contracting governmental entity at any time. The contracts are typically based on a fixed price per recipient, variable volume models. In some jurisdictions, we serve as a subcontractor.
Software
We license electronic funds transfer software to in-house processors, national and regional networks, financial institutions and retailers in foreign countries and in the United States. Our electronic funds transfer software runs on proprietary and open system computing platforms. We also provide related maintenance and support services for the software we license.
Risk Management
Our Risk Management segment provides data-based risk management and other products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check at a point-of-sale device, physical branch location or through the Internet. This segment had net revenues of $158 million in 2005, which represented approximately 32% of our total net revenues for that year. This segment offers products and services that help:
-	determine the likelihood and manage the investigation and risk of account fraud and identity manipulation; and

-	assess the overall risks involved in opening new accounts or accepting payment transactions.
These products and services are based on or enhanced by our DebitBureau® database. DebitBureau includes data from our ChexSystems(SM) and SCAN(SM), or Shared Check Authorization Network, databases as well as from other sources. We use the data in DebitBureau to screen for potentially incorrect, inconsistent or fraudulent social security numbers, home addresses, telephone numbers, driver license information and other indicators of possible identity manipulation. Using our data, we can perform various tests to validate a consumer’s identity and assess and rank the risk of fraud associated with opening an account for or accepting a payment from that consumer.
Financial Institutions
The primary service provided by our financial services division is ChexSystems, a new account applicant verification service used by financial institutions. This database provides access to more than 22 million closed-for-cause accounts. An account is considered closed-for-cause when, for example, a consumer refuses to pay the account fee and the bank unilaterally closes the account. This service helps financial institutions assess the risks and comply with regulations associated with opening an account for a new customer by supporting real-time inquiries to our database of consumer debit account performance. ChexSystems is used by more than 9,000 financial institutions. Financial institutions may access this service through a variety of online options including the Internet or by telephone. Service fees for our new account verification services are based on the number of inquiries a financial institution makes each month.
This product line also includes identity verification services and a number of other products intended to supplement credit decisioning processes and for use in making pre-approved offers of credit.
Retail Products
Our retail division offers our SCAN product, which helps retailers reduce the risk of write-offs for dishonored checks and other forms of account fraud. We also have fraud prevention and payment processing solutions having primary application to card-not-present credit transactions. As of December 31, 2005, our SCAN check verification product served 10 of the 20 largest retailers in the United States based on recent market data. Our larger retail customers host our SCAN database on their own computers. Others access the database through our SCAN Online product. Merchants typically pay a monthly service fee for our retail products based on their net monthly check sales if they host the database file themselves. If they use certain online products, such as SCAN Online, they are billed by the number of inquiries submitted. Additional fees apply for inquiries by the retailers or consumers to our call centers.

Global Outsourcing
Our Global Outsourcing segment provides business process and information technology (IT) outsourcing services. Net revenues in this segment were $89 million in 2005, which represented 18% of our total net revenues for that year. We provide a variety of customer account management services to the financial services, retail, telecommunications and government sectors through our U.S. and India based delivery centers. We build long-term continuing relationships with our clients, allowing them to significantly reduce the costs and improve the quality and efficiency of their business processes. As of December 31, 2005, we had over 3,600 associates directly assigned to our outsourcing business, approximately 95% of which worked out of our locations in India.
Business Process Outsourcing
Our business process outsourcing (BPO) product line includes services such as account acquisition assistance, credit card and brokerage support, call centers, loan processing, data entry, collections, customer support and ATM management services. This business also supports our other lines of business by processing their back office transactions and providing call center support for the users of their products and services.
IT Services
Our IT services include the provision of IT development, systems integration and systems maintenance. Historically, our former parent company has been the largest customer for our global outsourcing offerings. The original arrangement provided for a minimum spending penalty if fees related to the software development component of the agreement were below a minimum threshold. In 2004 and 2003 this minimum threshold was not met so shortfall fees were accrued in the fourth quarter of those years. The original contract expired in March 2005 at which time we accrued an additional amount related to the minimum spending penalty. We have extended the original contract through March 2006. There were no minimum spending targets or shortfall fees associated with this extension period, and we do not currently expect to derive material revenues from this contract following March 2006.
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
Customer Support, Technology and Infrastructure
We provide customer support services through our customer contact centers located in Woodbury, Minnesota; Gurgaon and Mumbai, India; Sunrise and Maitland, Florida; Milwaukee, Wisconsin; and Phoenix, Arizona. Most of our contact centers are open 24 hours a day, 7 days a week and provide access to website, e-mail and telephone support. We also provide technical and operational support for our customers in our data centers. In addition to user questions and technical issues, in accordance with the Fair Credit Reporting Act, we respond to inquiries from consumers whose checks have been declined or who have been rejected for a new banking account. We also provide on-site customer support services in connection with our other products and services and we charge a separate fee for these services based on an hourly rate.

Our products are configured to run on operating systems common in our industries. Our EFT software products are interoperable with a wide range of terminal types and computer networks and support a variety of communications protocols, such as TCP/IP as well as other protocols.
We operate highly secure data centers in New Berlin, Wisconsin; Sunrise and Maitland, Florida; and Phoenix, Arizona with fault tolerant transaction processing capabilities. Our data centers have been engineered to ensure minimal exposure to system failures and unauthorized access. Each of our data centers contains multiple separate computer rooms to provide containment and isolation. Physical security is maintained through restricted card key access and closed circuit T.V. cameras. We use uninterruptible power supplies with battery backup and generators to ensure continuous flow of power to each data center in the event of any component failure or power outage. The facilities have dual-entrance, fiber optic SONET service for telecom redundancy. We have been devoting and plan to continue to devote significant efforts to enhancing the interoperability of our data centers.
Competition
We face intense competition from a number of companies and we expect that competition will intensify as the movement towards increasing consolidation within the financial services industry continues. The high levels of competition we experience have led to pricing pressures in most aspects of our business. Many of our competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we do.
In the electronic payments market, our principal competitors include:
-	third-party debit network processors, including First Data Corporation, VISA Debit Processing Services, Fifth Third Processing Solutions, Metavante Corporation, Certegy and Fiserv;

-	financial institutions that have developed in house processing capabilities or services similar to ours, including Bank of America, M&I Bank and Fifth Third National Bank;

-	prepaid providers, including First Data, VISA Debit Processing Services, TYSYS and Metavante;

-	government service (EBT) providers including J.P. Morgan Chase and ACS; and

-	electronic funds transfer software providers, including Transaction System Architects and S1.
In the risk management market, our principal competitors include:
-	providers of fraud management data and software including Equifax, Experian, TransUnion, RiskWise (a division of Lexis-Nexis of Reed Elsevier) and Primary Payment Systems (a subsidiary of First Data Corporation); and

-	retail check verification and electronic check processing providers, including Certegy and Telecheck, a subsidiary of First Data Corporation.
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
Because we collect and disclose transaction data and other personal information about consumers, our risk management businesses are subject to the federal Fair Credit Reporting Act and any state laws providing greater consumer protections. The Fair Credit Reporting Act provides that consumers have the right to know the contents of the records pertaining to them which are maintained at our consumer reporting agencies, to challenge the accuracy of that information and to have their information verified, updated or removed if it is incorrect. To comply with these requirements, we maintain consumer relations call centers for each of our consumer reporting businesses. We are also required to maintain a high level of security for the computer systems in which consumer data files reside.
Our consumer reporting agencies and collection agencies are also subject to regulation by the Federal Trade Commission. In addition, our debt collection services are subject to the Fair Debt Collection Practices Act and state collections statutes and licensing requirements. Our prepaid solutions business is subject to various state and federal laws and regulations regarding the issuance and sale of gift cards.
Financial institutions are subject to the requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act (the Act). The Act imposes significant requirements on any entity engaged in the business of providing financial services, including entities that provide services to financial institutions. The privacy provisions of the Act impose on each entity subject to the new requirements an affirmative obligation to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose those policies to consumers before a customer relationship is established and annually thereafter. The banking regulators and the Federal Trade Commission have issued regulations implementing the privacy portions of this Act. We believe that these regulations permit banks to provide debit data and other nonpublic personal information to us for use in our risk management businesses.
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
Employees
We had approximately 5,900 full and part-time employees as of February 1, 2006. We have a number of employee benefit plans, including a 401(k) plan, stock option and stock purchase plans, profit sharing plans and medical and hospitalization plans. We have never experienced a work stoppage or strike and consider our employee relations to be good.
Financial Information About Industry Segment; Financial Information About Domestic Operations and Export Sales
Information about these matters appears in “Note 11 — BUSINESS SEGMENT INFORMATION” to the financial statements included in Part II of this Annual Report on Form 10-K.

Executive Officers
The executive officers of our Company are elected by the Board of Directors each year. The term of office of each executive officer will expire at the annual meeting of the Board of Directors that will be held after the regular shareholders meeting on May 18, 2006. The principal occupation of each executive officer is with the Company and their positions are as follows:

			EXECUTIVE OFFICER
NAME	POSITION	AGE	SINCE
Paul F. Walsh	Chairman of the Board and Chief Executive Officer	56	2002

George W. Gresham	Chief Financial Officer and Executive Vice President, Finance	39	2005

Tommy L. Andrews	Executive Vice President, Corporate Development	55	2003

John B. (Jack) Benton	Interim President, eFunds International	63	2004

Steven F. Coleman	Executive Vice President, General Counsel and Secretary	47	2000

Laura De Cespedes	Executive Vice President, Human Resources	49	2005

Kathleen Flanagan	Chief Administration Officer and Executive Vice President, Strategic Change Management	46	2002

Rahul Gupta	President, eFunds U.S.	46	2003

Kay J. Nichols	Executive Vice President, Strategy, Marketing and Product Development	42	2005

Larence Park	President, eFunds Prepaid Solutions	51	2005

Clyde L. Thomas	Chief Information Officer and Executive Vice President, Global Technology and Operations	53	2002
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
George W. Gresham has served as our Chief Financial Officer since April 1, 2005. Mr. Gresham joined the Company in April 2002 as Corporate Controller and became Vice President, Finance in January 2004. Prior to joining the Company, Mr. Gresham spent over ten years with Deloitte & Touche LLP as a senior manager of assurance and advisory services.
Tommy L. Andrews has led our Corporate Development group since January 2003. From February 2001, until he joined our Company, Mr. Andrews served as senior vice president of operations for FleetCor Technologies, Inc., a marketer of commercial fleet cards. From September 1999 to January 2001, Mr. Andrews was chief executive officer of B2Bexplorer, Inc., a provider of e-commerce solutions to small businesses. From 1996 to 1999, Mr. Andrews was a senior vice president for Wright Express, serving most recently as the head of its corporate development efforts.

John B. (Jack) Benton became our Interim President, eFunds International in January 2006. From January 2005 until January 2006, Mr. Benton served as our Senior Vice President, Solutions Group and managed our key enterprise accounts and strategic relationships and oversaw the development of our consulting activities. Mr. Benton was originally employed by us in February 2004 as our Senior Vice President, International. From 1978 until joining our Company, Mr. Benton directed Benton International, Inc. and Benton Consulting Partners, consulting firms in the electronic payments industry. Mr. Benton has spent more than 30 years as an executive active within the EFT industry.
Steven F. Coleman has served as our General Counsel and Secretary since March 2000. Prior to joining the Company, Mr. Coleman worked as an attorney in the corporate legal department of Deluxe Corporation and in private practice with Dorsey & Whitney, a law firm located in Minneapolis, Minnesota, and Fried, Frank, Harris, Shriver & Jacobson, a law firm located in New York, New York.
Laura De Cespedes has led our Human Resources department since December 2005. Ms. De Cespedes served as senior vice president, human resources for WildCard from 2004 until assuming her current role and as vice president human resources for Oasis Outsourcing Services, Inc. from 2003 until 2004. Prior to this position, Ms. De Cespedes served as partner and senior manager with CPI Group, LLC (2002-2003), executive vice president, human resources for National Dairy Holdings, LLC (2002) and vice president human resources for Aviation Sales Company, Inc. (1999-2001).
Kathleen Flanagan has served as our Chief Administration Officer and Executive Vice President, Strategic Change Management since January 2006. From January 2005 until January 2006, Ms. Flanagan served as Senior Vice President, Global Services managing our outsourcing, ATM management and international operations. From December 2002 until January 2005, she was our Senior Vice President, Division Executive-Global Outsourcing. Ms. Flanagan served as the chief operations officer for Clareon, and she was employed as senior vice president of client operations for Wright Express from February 1996 until November 1999.
Rahul Gupta has served as our President, eFunds U.S. since January 2006. Mr. Gupta was our Senior Vice President, Division Executive-Risk Management from January 2003 until November 2004, when he also assumed responsibility for our Electronic Payments business. From October to November 2000 and from January to August 2002, Mr. Gupta served as vice president, network/ASP services of i2 Technologies, Inc. (i2), a provider of supply chain management software. From December 2000 to December 2001, Mr. Gupta served as chief executive officer of Financial Settlement Matrix, a joint venture between i2 and several financial institutions that provided business-to-business payment services. Mr. Gupta’s previous experience includes senior management positions at Fidelity Investments and PriceWaterhouse Consulting.
Kay J. Nichols served as our Senior Vice President, Strategy and Marketing from April 2005 until January 2006, when she became our Executive Vice President, Strategy, Marketing and Product Development. Ms. Nichols was employed by IBM for over ten years prior to joining our Company, serving most recently as director of business process outsourcing for financial services.
Larence Park has led our Prepaid Solutions business since our acquisition of WildCard in July 2005. Mr. Park was a co-founder of WildCard and served as its chief executive officer since 1997. Prior to this position, Mr. Park served as president of an independent investment management firm and as chief operating and chief financial officer of NaBANCO, a merchant credit card processor.
Clyde L. Thomas became our Chief Information Officer and Executive Vice President, Global Technology and Operations in January 2006. Prior to this position, Mr. Thomas served as our Chief Information Officer and Senior Vice President, Technology since November 2002. From March 2000 through October 2002, Mr. Thomas served as chief information officer for Clareon. From February 1999 until February 2000, Mr. Thomas served as a partner of iDeal Partners. Mr. Thomas served on the management team of Wright Express from July 1987 to January 1999, serving most recently as its senior vice president and chief information officer. Prior to his service with Wright Express, Mr. Thomas was employed by American Airlines and Gulf Oil Corporation.
Clareon filed a voluntary petition under chapter 11 of the Federal bankruptcy laws in connection with its sale to Fleet National Bank in November 2002. Messrs. Walsh and Thomas and Ms. Flanagan all served as executive officers of Clareon within two years of this filing.

ITEM 1A. RISK FACTORS
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
IF THE SECURITY OF OUR DATABASES IS COMPROMISED, OUR REPUTATION COULD SUFFER AND CUSTOMERS MAY NOT BE WILLING TO USE OUR PRODUCTS AND SERVICES.
In our electronic payments and risk management businesses, we collect personal consumer data, such as names and addresses, social security numbers, drivers’ license numbers, checking, savings, credit card and prepaid account numbers and payment history records. If the security of our databases is compromised, our business could be materially adversely affected. Unauthorized access to our databases could result in the theft or publication of personal confidential information and the deletion or modification of personal records or otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information overseas, over the Internet or via couriers. A security or privacy breach may:
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
For example, the STAR network, formerly one of the larger customers of our electronic payments processing business, was purchased by one of our competitors, Concord EFS, during 2001. First Data Corporation, which owned a substantial equity interest in the NYCE Network, subsequently purchased Concord EFS. Following this acquisition, First Data sold its interest in the NYCE network to our competitor, Metavante, a subsidiary of M&I Bank. Both the STAR and NYCE networks utilize our electronic funds transfer software.
WE ARE UNABLE TO PREDICT THE RESULTS OF THE PURPORTED CLASS ACTION LAWSUIT FILED IN FLORIDA.
The Company, along with numerous other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs are seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees. The plaintiffs are also asking for injunctive relief to prevent further alleged violations of the Federal Act. In March 2004, the Company joined in a motion to dismiss this case filed by a co-defendant and the Company filed its own further motion to dismiss a portion of this case and a motion for summary judgment in June 2004. All of these motions are pending before the Court. The Court stayed all further proceedings in this case pending the decision by the Eleventh Circuit of Appeals in Kehoe v. Fidelity Federal Bank & Trust. This ruling was issued in August 2005 and the plaintiffs in this case have moved the Court to re-open these proceedings. The Court has not yet ruled on this motion and has instead ordered the parties to participate in a mandatory mediation session in early March.
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
WE FACE INTENSE COMPETITION IN ALL AREAS OF OUR BUSINESS, AND IF WE DO NOT COMPETE EFFECTIVELY, OUR BUSINESS WILL BE HARMED.
We face intense competition from a number of companies and we expect that competition will intensify as the movement towards increasing consolidation within the financial services industry continues. The high levels of competition we experience have led to pricing pressures in most aspects of our business. Many of our competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we do.
In the electronic payments market, our principal competitors include:
-	third-party debit network processors, including First Data Corporation, VISA Debit Processing Services, Fifth Third Processing Solutions, Metavante Corporation, Certegy and Fiserv;

-	financial institutions that have developed in house processing capabilities or services similar to ours, including Bank of America, M&I Bank and Fifth Third National Bank;

-	prepaid and stored value providers, including First Data, VISA Debit Processing Services, TYSYS and Metavante;

-	government service (EBT) providers including J.P. Morgan Chase and ACS; and

-	electronic funds transfer software providers, including Transaction System Architects and S1.
In the risk management market, our principal competitors include:
-	providers of fraud management data and software including Equifax, Experian, TransUnion, RiskWise (a division of Lexis-Nexis of Reed Elsevier) and Primary Payment Systems (a subsidiary of First Data Corporation); and

-	retail check verification and electronic check processing providers, including Certegy and Telecheck, a subsidiary of First Data Corporation.
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
LEGISLATION OR REGULATION COULD IMPAIR OUR ABILITY TO COLLECT AND USE DATA, INCREASE OUR OPERATING COSTS OR OTHERWISE HARM OUR BUSINESS.
Existing and new laws and regulations relating to consumer privacy protection could harm our ability to collect and use consumer data, increase our operating costs or otherwise harm our business. We collect personal data about consumers for use in our risk management products and as part of our prepaid solutions business. Due to increasing public concern over consumer privacy rights, Congress and state legislatures have adopted and are considering adopting laws and regulations restricting the purchase, sale and sharing of personal information about consumers. For example, in the past legislation has been proposed which would require consumers to opt in to any plan which would allow their nonpublic personal information to be disclosed. We are unable to predict whether more restrictive legislation or regulations will be adopted in the future. A material increase in the scope of these types of restrictions could impair the efficacy of our risk management products or impair our ability to use our India-based resources to support our risk management business, which would increase our costs.
WE MAY EXPERIENCE SOFTWARE DEFECTS, DEVELOPMENT DELAYS AND INSTALLATION DIFFICULTIES, WHICH COULD HARM OUR BUSINESS AND REPUTATION AND EXPOSE US TO POTENTIAL LIABILITY.
Our services and products are based on sophisticated software and computing systems and we often encounter delays when developing new products and services. Further, the software underlying our products and services has occasionally contained and may in the future contain undetected errors or defects when first introduced or when new versions are released. In addition, we have experienced difficulties and delays in installing and integrating our products and technologies on platforms used by our customers or in new environments in the past and it is reasonable to expect that we will encounter similar issues in the future. The probability of such occurrence is increased when we seek to install complex, multi-function systems for our larger customers. Projects such as these can also divert our available IT and project resources, causing delays in other initiatives. Defects in our software products, errors or delays in the processing of electronic transactions or other difficulties could result in:
-	delays in market acceptance;

-	additional development or installation costs;

-	loss of customers;

-	negative publicity; and

-	exposure to liability claims.
Although we attempt to limit our potential liability for warranty claims through disclaimers and limitation-of-liability provisions in our license and client agreements, we cannot be certain that these measures will be successful.
THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR BUSINESS.
Because we currently sell some of our products and services on a global basis and provide outsourcing services from India, our business is subject to risks associated with doing business internationally. During 2005, we generated approximately 11% of our net sales outside of the United States and we presently anticipate that our international efforts will constitute a higher percentage of our net sales in future periods. Our future results could be harmed by a variety of factors, including:
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
We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the year ended December 31, 2005. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, Indian rupee and Canadian dollar would have reduced our reported income before taxes during the past year by approximately $5 million.
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
WE FACE TERMINATION AND COMPLIANCE RISKS WITH RESPECT TO OUR GOVERNMENT CONTRACTS.
All of our government EBT contracts can be terminated at any time, without cause, by the contracting governmental entity. We realized approximately 10% of our net sales in 2005 pursuant to contracts of this type. If a government contract is so terminated, we are generally entitled only to receive compensation for the services provided or costs incurred at the time of termination and a reasonable profit on the contract work performed prior to the date of termination. In addition, all of our government contracts require us to comply with various contract provisions and procurement regulations, and in some cases, accounting requirements. Violations of some of these provisions could, if not cured, result in termination of the contract and fines. We are also seeing increased levels of pricing competition in this business.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The following table sets forth a description of our principal facilities:

	Approximate	Owned or Lease
Location	Square Feet	Expiration Date	Function
Scottsdale, Arizona	54,500	February 2012	Corporate Headquarters
Phoenix, Arizona[1]	92,400	Owned	Shared data center
Sunrise, Florida	92,200	Various July 2009-May 2010	Prepaid solutions
Maitland, Florida	16,500	July 2008	Data center
New Berlin, Wisconsin	82,600	Owned	Data center
Milwaukee, Wisconsin	82,500	January 2014	Software development center
Woodbury, Minnesota[2]	105,300	September 2012	Risk management and outsourcing services
Austin, Texas	19,100	December 2007	Risk data operations
Chennai, India	18,600	January 2008	Shared software development center
Chennai, India	48,600	July 2006/October 2008	Shared software development center
Mumbai, India	87,100	July 2006	Outsourcing services
Mumbai, India	52,500	July 2007	Outsourcing services
Mumbai, India	32,600	July 2006	Outsourcing services
Gurgaon, India	62,200	September 2007/January 2008	Shared outsourcing and services
Toronto, Canada	27,500	October 2008	Software development center
Bothell, Washington	24,700	August 2006	Vacant

[1]	Approximately 42,100 square feet of this facility is leased to a third party.

[2]	Approximately 12,300 square feet of this facility is leased to a third party.
We believe that additional space will be available at a reasonable cost to meet our expected needs.
ITEM 3. LEGAL PROCEEDINGS
The Company, its former chief executive and two of its former chief financial officers were defendants in a federal securities action (the Federal Securities Action) that was pending in the U.S. District Court for the District of Arizona. The Consolidated Amended Complaint (Complaint) filed in this Action alleged, among other things, that during the period from July 21, 2000 through October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiff and other members of a putative class of shareholders suffered damages as a result. This Complaint was dismissed by order of the District Court in July 2004. The plaintiffs appealed this order of dismissal to the Ninth Circuit Court of Appeals in August 2004. At the request of the parties, the Appellate Court vacated the original briefing schedule of this appeal and the Court has not established a new briefing schedule. The plaintiffs and the defendants in this action have reached a settlement of this matter under which the defendants will pay the purported class $2.55 million. This settlement is subject to final approval by the Court. Assuming that this settlement is ultimately consummated by the parties and approved by the District Court, the Company expects that its insurance will cover the entire settlement amount.
The Company, along with numerous other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs are seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees. The plaintiffs are also asking for injunctive relief to prevent further alleged violations of the Federal Act. In March 2004, the Company joined in a motion to dismiss this case filed by a co-defendant and the Company filed its own further motion to dismiss a portion of this case and a motion for summary judgment in June 2004. All of these motions are pending before the Court. The Court stayed all further proceedings in this case pending the decision by the Eleventh Circuit of Appeals in Kehoe v. Fidelity Federal Bank & Trust. This ruling was issued in August 2005 and the plaintiffs in this case have moved the Court to re-open these proceedings. The Court has not yet ruled on this motion. The Company cannot predict whether the plaintiffs in this case will be successful in certifying their complaint as a class action. The Company believes that it has meritorious defenses with regard to the allegations made in this lawsuit and intends to vigorously defend this action. A mandatory mediation session was held with respect to this matter in March 2006, but the parties were unable to negotiate a mutually acceptable settlement of this matter.
The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2005.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Through December 31, 2003, the shares of our Company were listed on the Nasdaq National Market under the symbol “EFDS.” Effective January 2, 2004, the shares of our Company were listed on the New York Stock Exchange under the symbol “EFD.” The following table sets forth the high and low prices of our common stock, as reported by the New York Stock Exchange for the calendar quarters indicated and the last sales price of our shares at the close of each such quarter.

2005	High	Low	Close
First Quarter	$24.25	$20.77	$22.32
Second Quarter	$22.88	$17.10	$17.99
Third Quarter	$20.72	$17.75	$18.83
Fourth Quarter	$24.10	$18.60	$23.44

2004	High	Low	Close
First Quarter	$18.75	$15.11	$16.40
Second Quarter	$17.78	$15.09	$17.50
Third Quarter	$18.85	$14.35	$18.59
Fourth Quarter	$24.40	$18.29	$24.01
As of February 23, 2006, the closing price of our shares was $26.36 and we had 8,383 record holders of our common stock.
Dividend Policy
We have never paid a dividend on our common stock and do not presently anticipate doing so.

Stock Repurchase Plan
On February 23, 2005, the Company announced that its Board of Directors had approved a plan to buy back up to $100 million of common stock at prices not to exceed $25 per share. The repurchases were made using the Company’s available cash. The purchases were made in the open market in accordance with applicable laws and regulations. The Company completed the repurchase plan on May 3, 2005 and repurchased a total of 4.6 million shares. The following table provides information with respect to shares of common stock repurchased by the Company:

				Approximate dollar
			Total number of	value of shares that
			shares purchased	may yet be
			as part of publicly	purchased under
	Total number of	Average price paid	announced plans or	the plans or
Period	shares purchased	per share	programs	programs

Period 1
2/23/2005 – 2/28/2005	—	$—	—	$100,000,000

Period 2
3/1/2005 – 3/31/2005	2,029,200	21.56	2,029,200	56,250,448

Period 3
4/1/2005 – 4/30/2005	2,451,100	21.96	4,480,300	2,431,838

Period 4
5/1/2005 – 5/3/2005	110,943	21.92	4,591,243	—

Total	4,591,243	$21.78	4,591,243	$—

Annual Meeting
The annual meeting of our stockholders will be held at 11:30 a.m., Phoenix, Arizona time, on May 18, 2006, at the J.W. Marriott Desert Ridge Resort, 5350 East Marriott Drive, Phoenix, Arizona, 85054.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read together with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The selected statement of income data shown below for each of the years in the five-year period ended December 31, 2005 and the selected balance sheet data for each of the five years ended December 31, 2005, are derived from our audited consolidated financial statements.

	Year Ended December 31,
(in millions, except net income per share data)	2005	2004	2003	2002	2001
Statement of Income Data:
Net revenue	$501.7	$552.1	$532.1	$543.1	$537.2
Operating expenses	426.5	493.6	493.3	507.7	486.3

Income from operations (1)	75.2	58.5	38.7	35.4	50.8
Other (expense) income — net	0.4	(0.2)	1.2	0.7	0.2

Income before income taxes (1)	75.7	58.3	39.9	36.2	51.0
Provision for income taxes	(19.9)	(17.5)	(11.0)	(11.6)	(17.7)

Net income (1)	$55.7	$40.8	$28.9	$24.6	$33.3

Net income per share — basic	$1.20	$0.85	$0.62	$0.53	$0.72

Net income per share — diluted	$1.17	$0.83	$0.61	$0.53	$0.70

Shares used in computing:
Net income per share — basic	46.5	48.2	46.9	46.6	46.0
Net income per share — diluted	47.8	49.4	47.2	46.7	47.4

(1)	Amounts may not sum due to rounding.

	December 31,
(in millions)	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$86.0	$274.5	$104.5	$119.5	$101.9
Short-term investments	—	88.1	53.7	—	—
Working capital	124.9	343.2	162.7	149.8	118.6
Total assets	764.2	643.0	512.3	459.4	442.9
Long-term debt, excluding current portion	107.0	3.6	1.7	1.3	2.5
Stockholders’ equity	445.8	474.2	401.7	363.5	334.3

Non-GAAP Financial Measures — Return on Invested Capital
Return on invested capital (ROIC) is a performance measure that we use to evaluate whether our shareholders are receiving an attractive return on their investment in our Company. Among other things, we consider ROIC when we are evaluating whether to purchase a capital asset, acquire a business, invest resources in a project or enter into customer and vendor arrangements.
The numerator in our calculation of ROIC uses net operating profit based on accounting principles generally accepted in the United States (GAAP) adjusted for certain non-GAAP items (net operating profit after tax, or NOPAT). The denominator in our calculation of ROIC uses our average total assets for the trailing four quarters based on GAAP, adjusted for certain non-GAAP items (invested capital). We believe including certain non-GAAP adjustments in the NOPAT and invested capital component of the calculation ensures that the ROIC measure we employ reflects return on capital without considering whether our business is financed with debt or equity. Our calculation of ROIC may not be comparable to similarly titled measures reported by other companies and the calculation may include amounts that may or may not be calculated from GAAP amounts presented in the financial statements.
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

	ROIC		ROA
	December 31,		December 31,
(dollars in millions)	2005	2004	2005	2004
Numerator
Income from operations	$75.2	$58.5	$75.2	$58.5
Other income (expense) — net	—	—	0.4	(0.2)
Add: Implied interest on future obligations[1]	6.5	5.0	—	—

	81.7	63.5	75.6	58.3
Provision for income taxes[2]	(21.5)	(19.1)	(19.9)	(17.5)

	$60.2	$44.4	$55.7	$40.8

Denominator
Average total assets	$661.1	$564.4	$661.1	$564.4
Less average cash, cash equivalents and short-term investments[3]	(171.9)	(225.7)	—	—
Less average current liabilities excluding debt[4]	(126.5)	(95.7)	—	—
Plus average cash deployed in the business[5]	48.8	46.8	—	—
Plus average net present value of future obligations[1]	128.1	110.3	—	—

	$539.6	$400.1	$661.1	$564.4

	11.2%	11.1%	8.4%	7.2%

[1]	Implied interest on future obligations represents the assumed implicit interest charge on the average present value of the future obligations using the Company’s assumed implicit interest rate (approximately 5% for the periods presented). The average net present value of future obligations represents the average for the trailing four quarters of the present value of total operating lease and vendor obligations discounted at the Company’s assumed implicit interest rate.

[2]	The tax rates used for this calculation are equal to our annualized effective tax rates for the periods shown of 26.3% for 2005 and 30.0% for 2004.

[3]	Average total assets and cash, cash equivalents and short-term investments are the average of the amounts shown in the Company’s financial statements at the end of the four quarters preceding the date of the calculation.

[4]	Average current liabilities excluding debt is the average of the current liabilities recorded on the Company’s balance sheet (excluding the current portion of long-term debt) at the end of the four quarters preceding the date of the calculation.

[5]	Average cash deployed in the business is calculated as the average balance at the end of the four fiscal quarters preceding the date of the calculation of the total amount of cash we had in ATMs and India plus the cash we had advanced to support the settlement obligations of our processing customers.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (MD&A) begins with an executive overview of our business that includes a description of our business goals, the business models for our segments, key events that occurred during 2005 and certain trends, risks and challenges. We then discuss our results of operations for 2005 and 2004 compared to 2004 and 2003, respectively. This is followed by a description of our liquidity and capital resources, including discussions about our financial condition, sources and uses of cash, long-term debt, stock repurchase plan and contractual obligations and commitments. We conclude with discussions of our hedging activities and critical accounting policies and estimates that we believe are important to an understanding of our reported financial results and our business outlook for 2006.
You should read the MD&A together with “Selected Financial Data” and our consolidated financial statements and the notes to those financial statements included in this Annual Report. In addition to historical and pro forma information, the MD&A contains forward-looking information that involves risks and uncertainties. Our actual future results could differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A. The forward-looking statements included in this discussion do not reflect the potential impact of any divestitures, mergers, acquisitions or other business combinations that may be completed after the date of this Annual Report.
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
Our most profitable business segments were Electronic Payments and Risk Management.
On November 19, 2004, we sold the portfolio of ATM machines and merchant contracts (the ATM Portfolio) associated with our former ATM Management segment and entered into a five year Master Services Agreement (MSA) with the buyer. The ATM Portfolio represented a significant component of our ATM Management segment and we have not presented our ATM management business as a separate operating segment in periods subsequent to the consummation of this transaction. Pursuant to the MSA, we provide processing, residual administration, help desk, cash management and other services to the buyer of the ATM Portfolio. The processing service revenues and related costs of the MSA have been reported within our Electronic Payments segment and the ATM management service revenues and related costs have been reported within our Global Outsourcing segment (see Note 4 in the notes to the consolidated financial statements). The amortization of the gain we recognized in connection with this sale is being recorded as a reduction in the operating expenses of our Global Outsourcing segment over the term of the MSA because we do not have sufficient objective and reliable evidence to determine the fair value of the MSA and so we concluded that this approach is the only appropriate method of accounting for this arrangement.
In July of 2005, we acquired WildCard Systems, Inc. (WildCard). WildCard provides prepaid products such as gift and payroll cards to financial institutions, retailers and other industry participants. WildCard provides the processing and ongoing support for all aspects of these programs. The results of operations of WildCard are reflected in the prepaid solutions component of our Electronic Payments segment in periods following this acquisition.

The business model of each of our segments is summarized below.
Electronic Payments
This segment derives its revenue based upon our customers’ needs to process electronic payment transactions. The majority of this segment’s revenue is derived from processing debit transactions that originate at an ATM or point-of-sale device. Revenues in this segment also reflect processing and other activities associated with prepaid cards (such as payroll cards and gift cards) following our acquisition of our prepaid solutions business last July. We also derive revenue in this segment from the provision of electronic benefit transfer (EBT) services to government agencies. The remaining revenue from this segment is derived from the licensing, maintenance and support of our electronic funds transfer (EFT) software.
The provision of processing services requires substantial capital investment for computers and related peripherals, maintenance, system modifications and upgrades, security and redundancy. Although these requirements add barriers to competitive entrance, they also create a relatively high ratio of fixed operating costs to total costs. Processors are also required to maintain significant cash reserves to cover temporary differences in the flow of funds associated with electronic funds transfers. Additionally, the software applications used for processing transactions at our data centers and which we license to our software customers are primarily developed in-house and frequently require complex network compliance updates and competitive upgrades, creating a dependence upon experienced and qualified information technology (IT) personnel. The costs we incur for technology improvements are necessary for us to ensure our products are continuously enhanced to provide our customers with up-to-date processing capabilities. Other operating expenses include telecommunications costs to support the transmission of electronic transactions and settlement. We focus on increasing the recurring revenue base of this business through, among other things, the retention of our current processing customers and the acquisition of new processing relationships. Increasing our software sales, enhancing and extending our processing capabilities and expanding our processing presence in foreign markets are also areas of management emphasis.
Risk Management
This segment derives its revenue from inquiries from financial institutions and retailers seeking to comply with regulations or mitigate the risk associated with accepting checks, providing credit, engaging in card-not-present transactions or opening debit accounts for new consumers. Revenue from financial institutions using our new account screening services represents the substantial majority of this segment’s revenue. The balance of the remaining revenue of the segment is derived from retail customers using our check verification and card-not-present risk management services. Operating costs generally include data acquisition and analytic development costs, the cost of technology, regulatory compliance infrastructure and customer support centers. Our primary efforts in managing this business are directed towards increasing its revenues by improving customer usage rates and expanding our product suite and customer set.
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
Key Events in 2005
•	We acquired WildCard Systems, a leading provider of prepaid solutions.

•	We entered into a new $150 million revolving credit facility.

•	We issued $100 million of seven year notes through a private placement.

•	We completed our $100 million stock repurchase program by repurchasing approximately 4.6 million outstanding shares of our common stock.

•	We acquired National Check Protection Services Business Trust (NCPS), a new account verification and employment screening service provider; India Switch Company (ISC), an India-based provider of ATM management and processing services; and ClearCommerce Corporation, a provider of fraud prevention and payment processing solutions directed at card-not-present transactions.

•	George W. Gresham was promoted and became our Chief Financial Officer following the retirement of Thomas S. Liston.

•	We signed an agreement with Société Générale, a major European financial institution, to provide a comprehensive suite of card processing services to its international subsidiaries.

•	One of our BPO customers was acquired and the acquiring entity discontinued the use of our services.

•	Through our alliance with MasterCard, we began processing for two Tier I financial institutions.

•	We executed a five year agreement through which we will perform setup, hosting, maintenance and support activities to the United States Postal Service.
Trends
Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We would identify the more material positive and negative trends affecting our business as the following:
•	prepaid solution products are experiencing the highest growth rate of any payment card product and this trend is expected to continue over the next several years, although we expect to see some moderation in growth levels seen in this industry in future periods;

•	increased fraud and regulatory requirements are driving a sustained need for risk management products, although the rate of growth in this business is slowing somewhat as many customers and potential customers have already implemented required screening procedures;

•	there continues to be a migration from the use of traditional paper checks and cash to electronic payments;

•	larger financial institutions are developing increasing expectations regarding the ability of their payment technology providers to deliver complex, comprehensive solutions addressing all forms of electronic payment types;

•	there has been an increase in regulatory and legislative activity regarding notice requirements associated with incidents involving the misappropriation of consumer data causing participants in the financial service and other industries to devote additional efforts to maintain the security of their data files; and

•	the use of outsourcing as a means to control costs is driving demand for offshore outsourcing services as well as an increased level of interest in developing expanded offshore capabilities by industry participants and our competitors.
Risks and Challenges
In addition to the trends affecting our industry and Company as noted above, we consider risks and challenges that could impact the Company’s future financial results, including the following and those described at ITEM 1A in this Annual Report on Form 10-K:
•	If the security of our databases is compromised, our reputation could suffer and customers may not be willing to use our products and services.

•	Estimates of future financial results are inherently unreliable.

•	Our ability to expand through acquisitions involves risks and may not be successful.

•	Consolidation in the industries we serve may adversely affect our ability to sell our products and services.

•	We are unable to predict the results of the purported class action lawsuit filed in Florida.

•	We may be unable to protect our intellectual property rights or others may claim that we are infringing on their intellectual property.

•	We face intense competition in all areas of our business, and if we do not compete effectively, our business will be harmed.

•	If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

•	Legislation or regulation could impair our ability to collect and use data, increase our operating costs or otherwise harm our business.

•	We may experience software defects, development delays and installation difficulties, which could harm our business and reputation and expose us to potential liability.

•	There are a number of risks associated with our international sales and operations that could harm our business.

•	Changes in India tax laws could adversely affect our results of operations.

•	We face termination and compliance risks with respect to our government contracts.

•	Provisions in our charter documents and Delaware law may delay or prevent a change in control of our Company that you may consider favorable.
RESULTS OF OPERATIONS
The following table presents our consolidated financial results for the three years ended December 31, 2005:

	Year Ended December 31,				% Change
(dollars in millions)	2005		2004	2003	‘05-’04	‘04-’03
Net revenue	$501.7		$552.1	$532.1	(9)%	4%

Operating expenses:
Processing, communication and service costs	120.4		217.7	230.7	(45)	(6)
Employee costs	207.7		189.8	179.9	9	6
Depreciation and amortization	39.8		36.2	35.4	10	2
Other operating costs	58.6		46.3	46.8	27	(1)
Restructuring and other charges	—		3.1	4.2	*	(26)
Contract loss provision (reversal)	—		0.5	(3.7)	*	*

Total operating expenses	426.5		493.6	493.3	(14)	—

Income from operations	75.2		58.5	38.7 (1)	29	51
Interest expense	(4.3)		(0.4)	(1.0)	*	60
Other income — net	4.7		0.2	2.2	*	(91)

Income before income taxes	75.7	(1)	58.3	39.9	30	46
Provision for income taxes	(19.9)		(17.5)	(11.0)	14	59

Net income	$55.7	(1)	$40.8	$28.9	37	41

(1)	Amounts do not sum due to rounding.

*	Represents an increase or decrease in excess of 100%.

Net Revenue
The following table presents the net revenue by reportable segment and the related product lines for the three years ended December 31, 2005. As discussed in Note 11 of the Notes to the Consolidated Financial Statements, prior year amounts have been reclassified to conform with current period classification.

	Year Ended December 31,			% Change
(dollars in millions)	2005	2004	2003	‘05-’04	‘04-’03
Electronic Payments
EFT processing	$126.8	$111.0	$102.2	14%	9%
Prepaid solutions	45.0	—	—	*	*
Government services (EBT)	48.3	56.4	50.3	(14)	12
Software	34.7	36.2	31.1	(4)	16

	254.8	203.6	183.6	25	11

Risk Management
Financial institution products	136.8	121.6	108.7	13	12
Retail products	21.5	18.5	20.9	16	(11)

	158.3	140.1	129.6	13	8

Global Outsourcing
BPO	59.4	54.1	39.3	10	38
IT services	29.2	33.0	39.8	(12)	(17)

	88.6	87.1	79.1	2	10

ATM Management[1]	—	121.3	139.8	*	(13)

Total net revenues	$501.7	$552.1	$532.1	(9)	4

[1]	Includes revenues through November 18, 2004.

*	Represents an increase or decrease in excess of 100%.
Electronic Payments
The revenues of our Electronic Payments segment increased during 2005 as compared to 2004 due to our acquisition of a prepaid solutions business, the acquisition of new processing customers and an increase in customer reimbursed fees. We also recognized higher revenues due to increased transaction volumes from our existing customers. These increases in revenues were partially offset by a decline in government services revenues following the expiration of certain customer contracts and lower software license sales. The following table provides further detail regarding the revenues our Electronic Payments segment generated from our software business during the periods indicated:

	Year Ended December 31,
(in millions)	2005	2004	2003
License fees	$5.4	$7.0	$7.9
Maintenance	21.9	20.3	15.2
Software services	7.4	8.9	8.0

	$34.7	$36.2	$31.1

We expect our Electronic Payments segment revenues to increase substantially in 2006 as compared to 2005 because we will receive an additional six months of revenues from the prepaid solutions business we acquired last July and due to higher EFT processing revenues from new and existing accounts. We expect to see a somewhat increased level of seasonality in our electronic payments business in the future because the highest level of activity in our prepaid solutions business is typically seen in the fourth quarter of each year due to holiday sales. 2006 software revenues are also expected to improve somewhat over 2005. Government services revenues are expected to continue to trend lower in 2006.
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
Risk Management
The increase in our Risk Management segment revenues in 2005 as compared to 2004 is primarily due to growth from acquisitions that we completed in 2005 and in the second quarter of 2004 and organic growth from our financial institution products. Revenues for our Risk Management segment are expected to increase in 2006 as compared to 2005 primarily due to higher revenues from financial institutions. Revenues from our retail products are expected to be generally consistent with the levels seen in 2005.
The growth in the revenues from our Risk Management segment in 2004 as compared to 2003 was due to increased revenues from our ChexSystems(SM) products. This increase was driven by an increase in inquiries associated with new debit account openings and increased utilization rates by our financial institution customers in response to regulatory requirements. This growth was somewhat offset by a decrease in revenues from our retail check verification products due to pricing concessions and customer attrition caused by declining check volumes.
Global Outsourcing
Our Global Outsourcing segment revenues increased in 2005 as compared to 2004 due to the revenues we received for providing ATM management services to the buyer of our ATM portfolio and our acquisition of India Switch Company during the second quarter of 2005. These increases were offset by lower BPO revenues from a customer that was acquired after the acquiring entity discontinued its use of our services. IT services revenues decreased in 2005 as compared to 2004 because the shortfall fee we received from our largest IT services customer in the fourth quarter of 2004 did not recur in 2005.
Global Outsourcing segment revenues are expected to decrease in 2006 as compared to 2005 because the contract with our largest IT services customer expires in March 2006 and we do not expect it to be renewed. IT services revenues will also be lower because a customer migration project that we completed in 2005 will not recur in 2006. These declines are expected to be partially offset by an increase in revenues due primarily to our acquisition of ISC in mid-2005.
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
ATM Management
We have not presented our ATM management business as a separate operating segment since the sale of our ATM Portfolio in November of 2004. The revenues we derive from ATM management services were reflected in our Global Outsourcing segment during 2005.
The decline in revenues from the ATM Management segment in 2004 is primarily due to the sale of our ATM Portfolio in November of 2004 and, to a lesser extent, a general decline in transaction volumes as compared to 2003.
Business Segment Operating Income
We revised our segment reporting during the first quarter of 2005 to reflect modifications in our cost allocation structure. Operating expenses were reclassified based on an assessment of our technology and overhead costs to realign those costs with the segments that receive the primary benefit from the related resources. The segment information presented below for 2004 has been reclassified to reflect our 2005 segment presentation.

	Year Ended December 31,
(dollars in millions)	2005	2004	% Change
Operating income (loss)
Electronic payments	$22.5	$26.5	(15)%
Risk management	56.7	47.9	18
Global outsourcing	14.1	16.0	(12)
ATM management	—	(2.3)	*
Corporate	(18.0)	(29.6)	(39)

Total operating income(1)	$75.2	$58.5	29

*	Represents an increase or decrease in excess of 100%.

(1)	Amounts may not sum due to rounding.
The discussions below regarding the comparison between the operating income of our business segments in 2005 and 2004 reflect the reclassifications shown above.

The operating income (loss) by segment for 2003 has not been adjusted to reflect the 2005 reclassification of operating costs because the 2003 segment expenses were maintained in a manual system and it is not practicable to extract the data needed to reclassify these amounts to correspond to the 2005 presentation. In order to provide comparable business segment information, we have presented the business segment operating results for the years ended December 31, 2004 and 2003 using the same methodology as was applied in our Annual Report on Form 10-K for the year ended December 31, 2004 (the 2004 10-K) and the impact of the 2005 reclassification on the results for 2004 contained in the 2004 10-K. The information shown below for 2003 using the original 2004 presentation should not be considered directly comparable to the 2005 business segment operating results shown above.

	Year Ended	Impact from	Year Ended	Year Ended
(dollars in millions)	December 31, 2004	Reclassifications	December 31, 2004	December 31, 2003	% Change(2)
	(2005 presentation)		(2004 presentation)	(2004 presentation)
Operating income (loss)
Electronic payments	$26.5	$6.2	$32.7	$40.5	(19)%
Risk management	47.9	2.1	50.0	29.5	69
Global outsourcing	16.0	2.6	18.6	6.1	*
ATM management	(2.3)	1.9	(0.4)	0.2	*
Corporate	(29.6)	(12.8)	(42.4)	(37.6)	(13)

Total operating income(1)	$58.5	$—	$58.5	$38.7	51

*	Represents an increase or decrease in excess of 100%.

(1)	Amounts may not sum due to rounding.

(2)	Represents the change between the 2004 presentation of segment operating income for the years ended December 31, 2004 and 2003.
The discussions below regarding the comparison between the operating income of our business segments in 2004 and 2003 is based upon the original 2004 presentations described above. If the operating income results for the year ended December 31, 2003 could be reclassified to conform to the 2005 presentation, management would expect that the principal factors driving the variations between 2003 and 2004 would remain unchanged from those identified below.
Electronic Payments
The operating income of our Electronic Payments segment decreased in 2005 as compared to 2004 primarily due to additional costs incurred for new client installations, a decline in government services revenues and a reduction in software license sales. Also contributing to the decline in operating income was the allocation of additional operating and overhead expenses to this segment in 2005 following the sale of our ATM Management segment in late 2004. The increase in revenues during 2005 associated with customer reimbursed fees did not impact our operating income because these fees are recorded as both revenues and corresponding expenses. Operating income from this segment is expected to increase in 2006 as compared to 2005 due to higher EFT processing revenues and prepaid solutions revenues, offset somewhat by an expected continued decline in government services revenues.
The decline in the margins associated with our electronic payments business in 2004 as compared to 2003 was primarily attributable to an increase in software development and support costs. This increase relates to the operational costs associated with the open systems EFT software business we acquired in late 2003 and our efforts to integrate this software with our legacy software products. The decline in our Electronic Payments segment margins in 2004 as compared to the prior year is also due to the reversal in 2003 of an EBT contract loss reserve which resulted in a non-recurring benefit to the segment of approximately $3.7 million in 2003. No such benefit occurred in 2004. To the contrary, we recorded a $0.5 million loss contract charge in the first half of that year. These declines in margins were partially offset by margin improvements that resulted from processing more EFT and EBT transactions using a relatively fixed cost infrastructure.
Risk Management
Operating income was higher in 2005 as compared to 2004 because the increase we saw in revenues from our financial institution suite of products was derived from a relatively fixed cost structure. The acquisitions we completed in 2005 and the second quarter of 2004 also contributed to the increase in operating income. Operating income is expected to increase in 2006 as compared to 2005 as a result of higher financial institution revenues and the acquisitions we completed in 2005.
The improvement in Risk Management segment margins in 2004 as compared to the prior year was due to the increase in revenues from our ChexSystems(SM) suite of products. This improvement is also attributable to cost reductions realized through increased utilization of our India operations for contact center and development activities.

Global Outsourcing
The operating income of our Global Outsourcing segment decreased in 2005 due to the effect of lower IT services revenues and reduced shortfall fees from our largest IT services customer. We received $4 million in shortfall fees from this customer in 2004 as compared to $1 million in 2005. An increase in allocated operating and corporate expenses following the sale of our ATM Portfolio in 2004 also contributed to the decline in operating income in 2005. These declines were partially offset by the impact of the managed services agreement we signed with the buyer of our ATM Portfolio and the customer migration project we completed in 2005.
Operating income from this segment in 2006 will be lower than 2005 because our largest IT services contract will expire in the first quarter of 2006 and the customer migration project we completed in 2005 will not recur in 2006. We will not receive any shortfall fees in 2006.
An increase in BPO revenues and improved productivity and capacity utilization drove an increase in our Global Outsourcing segment margins in 2004 as compared to 2003. This increase in margins was partially offset by a decline in IT services revenues.
ATM Management
Our ATM management business was not presented as a separate operating segment in 2005 following the sale of our ATM Portfolio in November 2004. The margins derived from our ATM Management segment remained relatively consistent during 2004 as compared to 2003.
Corporate
Unallocated corporate overhead includes, among other things, executive leadership costs, investor relations and certain shared legal, consulting, accounting, finance and technology expenses. The decrease in corporate overhead costs in 2005 as compared to 2004 is primarily due to a reduction in external consulting costs and the reduction in legal and other related expenses associated with the resolution of an SEC investigation and the settlement of the related stockholders litigation. We expect corporate overhead costs in 2006 to be largely flat to those seen in 2005.
The increase in corporate overhead costs in 2004 as compared to 2003 was primarily due to an increase in legal and other expenses related to an SEC investigation and indemnification obligations associated with its resolution as well as higher expenses incurred to comply with the requirements of Section 404 of the Sarbanes-Oxley Act.
Operating Expenses
Operating expenses for the three years ended December 31, 2005 were as follows:

	Year Ended December 31,			% Change
(dollars in millions)	2005	2004	2003	‘05-’04	‘04-’03
Operating expenses:
Processing, communication and service costs	$120.4	$217.7	$230.7	(45)%	(6)%
Employee costs	207.7	189.8	179.9	9	6
Depreciation and amortization	39.8	36.2	35.4	10	2
Other operating costs	58.6	46.3	46.8	27	(1)
Restructuring and other charges	—	3.1	4.2	*	(26)
Contract loss provision (reversal)	—	0.5	(3.7)	*	*

Total operating expenses	$426.5	$493.6	$493.3	(14)	—

*	Represents an increase or decrease in excess of 100%.
Processing, communication and service costs
This category includes the cost of transaction processing, telecommunications, computer equipment and promotional services. This category also included the residual payments we made to the occupants of the properties where the ATMs that we owned or managed prior to the sale of our ATM Portfolio were located.
The decrease in processing, communication and service costs in 2005 is primarily due to the sale of our ATM Portfolio in late 2004 and the impact of the amortization of the deferred gain from that sale. This decrease was partially offset during the second half of 2005 due to the acquisition of our prepaid solutions business.

Processing, communications and service costs are expected to be higher in 2006 as compared to 2005 due to expected increases in EFT processing revenues and the additional costs associated with the prepaid solutions business we acquired in July 2005.
The decrease in processing, communication and service costs in 2004 was primarily due to lower residual payments and other ATM operational costs due to the sale of our ATM Portfolio in late 2004. Additional cost reductions were realized from greater utilization of our India based resources. This decline in costs was partially offset by an increase in customer reimbursed fees.
Employee costs
Expenses in this category represent employee compensation, payroll taxes, medical costs and other employee related costs. Employee costs increased in 2005 as compared to 2004 due to the addition of employees from acquisitions. Company-wide headcount increased from 5,500 employees at December 31, 2004 to 6,000 employees at December 31, 2005. We expect employee costs to increase in 2006 as compared to 2005 due largely to these acquisitions. We will begin expensing employee stock options and other equity-based awards in 2006 which will also result in higher employee costs as compared to 2005.
The increases in these costs in 2004 as compared to 2003 were attributable to an increase in our performance based compensation costs, including commissions, as well as an increase in employee headcount in our BPO business.
Depreciation and amortization
These costs represent the depreciation of the buildings and equipment we own and the amortization of our intangible assets, such as capitalized software costs and acquired contracts. The increase in depreciation and amortization expenses in 2005 as compared to 2004 is due to additional expenses related to the acquisitions we completed during 2005, including WildCard. Because we receive tangible and intangible assets with finite lives when we acquire a company, the depreciation and amortization we record for those assets results in an incremental increase in our costs. These increases were partially offset by a decrease in amortization expenses for intangible assets following the sale of our ATM Portfolio. Depreciation and amortization costs are expected to be higher in 2006 than 2005 due to additional costs we will incur associated with the acquisitions we completed during 2005.
The increase in these costs in 2004 as compared to 2003 was due to additional depreciation and amortization on assets associated with businesses we acquired during the fourth quarter of 2003 and during the first half of 2004. This increase was partially offset by a decline in depreciation and amortization expenses due to the cessation of depreciation on the assets included in the ATM Portfolio following the execution of the related sales agreement in September 2004.
Other operating costs
Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt expense and certain administrative costs. Other operating costs increased in 2005 as compared to 2004 due to an increase in consulting and temporary service costs and additional costs associated with the operations of our acquisitions. These higher costs were partially offset by a decline in legal expenses following the settlement of an SEC investigation and related litigation in 2004 as well as a $1.8 million refund of business and occupancy state taxes during the second quarter of 2005 that we credited against this expense category. Other operating costs are expected to increase in 2006 as compared to 2005 primarily due to the full year impact of the acquisitions we completed during 2005.
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
Restructuring and other charges
During 2002, we initiated a significant effort to reduce our cost structure by eliminating unprofitable product lines, improving our internal business processes and increasing the utilization of our India based resources. These measures resulted in restructuring and asset impairment charges of $16.5 million in that year. During 2003, we reversed $0.9 million of lease related charges that we recorded in 2002 to reflect the successful subletting of a portion of the properties subject to those leases. Due to the business process improvement initiatives identified during 2003, we recorded restructuring charges for severance benefits of $3.6 million. We also recorded a $1.5 million charge for the write-off of in-process research and development in connection with our acquisition of a developer of transaction processing software in late 2003. During 2004, we incurred severance charges of approximately $3.1 million related to the elimination of approximately 158 positions. These charges are expected to be paid through 2006. We did not record any restructuring charges in 2005.
Contract loss provision (reversal)
During the second quarter of 2004, we recorded a $0.5 million loss contact charge for certain fixed long-term software contracts that we determined were unlikely to be profitable. In 2003, we recorded a $3.7 million benefit related to a reduction in our estimate of future losses on certain government EBT contracts. Actual results on the government EBT contracts were better than previously estimated due to higher than expected case counts and cost savings. The projects related to our contract loss provisions have been completed and we have no outstanding loss contract reserve balance at December 31, 2005.
Other income — net
Other income — net primarily includes interest and investment income and foreign currency translation adjustments. Income earned on cash, cash equivalents and investments was $4.5 million in 2005, $3.2 million in 2004 and $2.1 million in 2003. We incurred an expense in 2005 and 2004 from unfavorable changes in foreign currency rates of $0.5 million and $2.4 million, respectively. The impact from changes in foreign currency rates during 2003 was insignificant. We are considering whether to enter into hedging arrangements to limit our exposure to unfavorable exchange rate fluctuations.
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
Our annualized effective tax rate for 2005, 2004 and 2003 was 26%, 30% and 28%, respectively. The significant decrease in our effective tax rate during 2005 reflects a $5 million tax benefit primarily from an Advanced Pricing Agreement that we signed with the Internal Revenue Service in August 2005 related to our foreign operations. As a result of this agreement, certain tax reserves that we had previously created were no longer considered necessary and we reduced our tax provision to reflect their reversal. Also contributing to the decline in our effective tax rate during 2005 was our recognition of a $1 million tax benefit during the first quarter of 2005 from our release of tax reserves related to our foreign operations because certain tax rulings indicated that these reserves were no longer needed.
LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	2005	2004	% Change
Cash and cash equivalents	$86.0	$274.5	(69)%
Short-term investments	—	88.1	*
Long-term debt due within one year	5.0	2.0	*
Long-term debt	107.0	3.6	*
Stockholders’ equity	445.8	474.2	(6)
Net working capital	124.9	343.2	(64)

*	Represents an increase or decrease in excess of 100%.
Financial Condition
Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund planned capital expenditures. Cash and cash equivalents at December 31, 2005 included cash in India of approximately $14 million. The funds in India are held in India bank accounts denominated in India rupees or U.S. dollars. These funds are available for use in our India operations and investments. Under the American Jobs Creation Act of 2004 (the Act), we had the opportunity to receive a special one-time tax deduction on the repatriation of certain foreign earnings during 2005, but we elected not to do so.
As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in cash and cash equivalents. The typical overnight settlement balance due to us ranges from $7 million to $45 million. We plan to satisfy these liquidity requirements using cash and cash equivalents on hand as well as through the Revolving Credit Agreement described below. As of December 31, 2005, approximately $41 million was due to us and we received these funds in early January.
Historically, we have sought to maintain adequate cash balances and credit facilities to ensure that we could advance funds to one of our processing customers if unusual circumstances prevented us from processing this customer’s settlement files on time. In January of 2006, we renegotiated the terms of this arrangement and are no longer obligated to advance funds to this customer under these circumstances, although the renegotiated contract terms do require us to reimburse the customer for any additional fees that the customer might incur if we are unable to process its settlement files in a timely manner. The impact from such an event would not be material to our financial position or results of operations.
Sources and Uses of Cash
The following table sets forth a summary of our cash flow activity for the three years ended December 31, 2005 and should be read in conjunction with our consolidated statements of cash flows:

	Summary of Cash Flows
	Year Ended December 31,
(in millions)	2005	2004	2003
Cash provided by operating activities	$44.4	$69.6	$73.5
Cash (used in) provided by investing activities	(236.4)	82.1	(91.5)
Cash provided by financing activities	3.5	18.3	3.0

Net (decrease) increase in cash and cash equivalents	$(188.5)	$170.0	$(15.0)

Our current priorities for the use of our cash are:
•	investment in projects intended to increase our product delivery and operational effectiveness, enhance our product suite and the security and redundancy of our systems; and

•	funding our liquidity needs.
We have no present intention of using our available funds to pay cash dividends.
Operating Activities
Our primary source of operating cash flow is the profits we generate from our business. Operating cash outflows include payments to vendors for telecommunications services, consulting services and supplies. We also pay salaries and benefits to our employees and income taxes.
Cash flows provided by operations decreased to $44 million in 2005 as compared to $70 million in 2004 primarily due to the payment of income taxes related to the sale of our ATM Portfolio and lower accounts receivable collection rates at acquired companies and our international businesses. The sale of the ATM Portfolio also contributed to these lower collection rates because that business had rapid rate of turnover for its accounts receivable.
Although our business generated more gross profits in 2004, our cash flows declined as compared to 2003 because we paid $14 million in incentive bonuses in 2004 whereas we did not pay incentive bonuses in 2003. Cash flows from our operations were also reduced by an increase in our accounts receivable balance due to an increase in our international operations, which have historically had a longer collection cycle.
Investing Activities
Cash provided by or used in our investing activities generally reflects the sale or acquisition of assets. During 2005, we used approximately $288 million for acquisitions and $29 million for capital expenditures. We received $88 million in net cash during 2005 from the sale of short-term investments in order to fund these expenditures.
In 2004, we generated approximately $152 million from the sale of our ATM Portfolio and the execution of the related Master Services Agreement with the buyer. Approximately $29 million of cash was used for capital expenditures, $34 million of net cash was used to purchase short-term investments and $6 million was used for acquisitions
Financing Activities
We receive funds from the exercise of stock options and the sale of our shares through our employee stock purchase plan. We could also obtain funds through borrowings under our bank lines. We disburse funds if we repurchase shares of our common stock or repay debt. In 2005, we received net proceeds from long term debt of approximately $89 million which was used to fund our acquisition of WildCard. We also received proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan of $15 million. We used $100 million to repurchase shares of our common stock.
In 2004, we received approximately $25 million in proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan and we used approximately $6 million to pay down capital leases.
Long-term Debt
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
In connection with our acquisition of WildCard, we terminated the Credit Agreement and entered into a new credit agreement (the Revolving Credit Agreement) on July 1, 2005. We did not incur fees in connection with the termination of the Credit Agreement. The Revolving Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $150 million. We have the option to increase this commitment to $200 million if certain requirements of the Revolving Credit Agreement are satisfied. We can use amounts borrowed under the Revolving Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The optional interest rates under this facility are the same as those provided for under the Credit Agreement. The terms of the Revolving Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type. We are subject to a non-use fee ranging from 0.15% to 0.30% of the unused commitment depending on our leverage ratio as defined by the agreement. This facility will mature in 2010. During 2005, the interest rate on borrowings under the Revolving Credit Agreement ranged from 4.2% to 6.3%. We had no outstanding borrowings under the Revolving Credit Agreement at December 31, 2005. Certain of our domestic subsidiaries guarantee our obligations under the Revolving Credit Agreement.
Concurrently with the execution of the Revolving Credit Agreement, we entered into a loan agreement (the Loan Agreement) providing for a six month unsecured term loan of $100 million. The Loan Agreement provided for the same two optional interest rates on any borrowings thereunder as the Revolving Credit Agreement. The Loan Agreement included certain defined negative and affirmative covenants customary for facilities of this type and was scheduled to mature on December 31, 2005. We borrowed $100 million under the Loan Agreement in connection with the acquisition of WildCard. We repaid this amount and terminated the Loan Agreement on September 30, 2005 when we issued the Notes discussed below. During the term of the Loan Agreement, the interest rate on borrowings thereunder ranged from 4.2% to 4.6%.
On September 30, 2005, we issued $100 million of senior unsecured notes (the Notes) in a private offering under Rule 144A of the Securities Act of 1933, as amended. The Notes bear interest at a fixed interest rate of 5.39%, with interest payable semi-annually, and will mature on September 30, 2012. The indebtedness represented by the Notes ranks pari passu with our obligations under the Revolving Credit Agreement and our obligations with respect to the Notes are guaranteed by certain of our domestic subsidiaries. The Note Purchase Agreement between us and the purchasers of the Notes contains certain negative and affirmative covenants customary for transactions of this type.
Stock Repurchase Plan
On February 23, 2005, we announced that our Board of Directors had approved a plan to buy back up to $100 million of common stock at prices not to exceed $25 per share. The repurchases were made using our available cash. The purchases were made in the open market in accordance with applicable laws and regulations. We completed this program on May 3, 2005 and repurchased a total of 4.6 million shares.
Contractual Obligations and Commitments
The following table sets forth our contractual cash obligations as of December 31, 2005 in total and for the time periods specified:

	Payments Due by Period
(in millions)	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$100.0	$—	$—	$—	$—	$—	$100.0
Capital lease obligations	12.0	5.0	4.4	2.5	0.1	—	—
Operating lease obligations[1]	80.0	13.5	14.9	12.2	9.4	7.5	22.5
Vendor obligations	76.1	28.6	23.1	14.9	3.5	3.4	2.6

Total	$268.1	$47.1	$42.4	$29.6	$13.0	$10.9	$125.1

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $3.2 million due in the future under non-cancelable subleases.
For the purposes of this table, contractual obligations for purchases of services are defined as agreements that are enforceable and legally binding and that specify all significant terms, such as fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase orders for goods and services are not included in this table because they may represent authorizations to purchase rather than binding agreements. These orders are based upon our current service needs and are generally fulfilled by our vendors within one or two months.
We are party to certain other contracts with third parties whereby the third party provides services to us. These services are operational in nature and our obligations under these contracts vary from period to period based on our utilization of the services. These commitments are not reflected in the table above as the associated amounts are not currently determinable.
The following table sets forth our future commercial commitments as of December 31, 2005:

	Commitment Expiration by Period
(in millions)	Total	2006	2007	2008	2009	2010	Thereafter
Letters of credit and other	$0.7	$0.7	$—	$—	$—	$—	$—
Performance bonds	12.5	12.3	0.1	0.1	—	—	—

Total commitments[1]	$13.2	$12.9	$0.1	$0.1	$—	$—	$—

[1]	Amounts may not sum due to rounding.
In connection with our government services business and collection activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at December 31, 2005 was $13 million. We also had approximately $0.7 million of outstanding letters of credit and performance guarantees in India as of such date. These obligations were secured by time deposits in an equivalent amount.
HEDGING ACTIVITIES
On July 27, 2005, we entered into an interest-rate-related derivative instrument to manage the exposure we had to variations in interest rates pending the anticipated issuance of the $100 million of Notes described above. The Notes have a fixed interest rate that was based on the seven-year interpolated rate on federal treasury securities plus a credit spread, and so we were exposed to variability in the future interest payments on the Notes if treasury note rates changed prior to the completion of the Notes offering. The notional amount of the derivative was $75 million and its scheduled maturity date was three months from the date of its execution. On September 20, 2005, we unwound the derivative instrument when we locked the interest rate on the Notes and, due to changes in treasury rates during the derivative instrument’s term, we paid $0.3 million to settle this arrangement. The derivative instrument we entered into was effective and qualified for hedge accounting and so the loss we incurred in connection with it was deferred in stockholders’ equity (as a component of accumulated other comprehensive income) and will be recognized as incremental interest expense in our income statement over the seven year term of the Notes. We did not have any derivative instruments at December 31, 2005.
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
We believe the following critical accounting policies reflect the more significant judgments, estimates and considerations used in the preparation of our consolidated financial statements.
Revenue Recognition
Our net revenues consist primarily of fees for transaction processing and related services including government benefit distribution, prepaid card services, software licensing and related services, risk management services, and business process outsourcing and information technology consulting services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable and collectibility is probable. These criteria are applied to each accounting unit identified within an arrangement. The process involved in evaluating the appropriateness of revenue recognition involves judgments about vendor specific objective evidence of fair value, collectibility of fees and projections of costs to complete projects for our customers.
We frequently enter into contracts to provide multiple products and services (multiple elements). We evaluate contracts with multiple elements to determine if the elements can be divided into more than one unit of accounting for revenue recognition purposes. An item can generally be considered a separate unit of accounting if the delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in our control. Items which do not meet these criteria are combined into a single unit of accounting for revenue recognition purposes. If we have established the fair value for all units of accounting within a multiple element arrangement, the total consideration associated with that arrangement is allocated to the separate units of accounting based on their relative fair values. In arrangements where there is objective and reliable evidence of the fair value of only the undelivered items, we use the residual method of revenue recognition to allocate the total consideration derived from the arrangement. Under the residual method of revenue recognition, the total arrangement value is allocated to the undelivered element based on its fair value and the remaining value of the contract is allocated to the delivered element.
Transaction processing and related services
Transaction processing and service fees, including government benefit distribution fees, are recognized in the period that the service is rendered. These services typically consist of processing customers’ electronic debit transactions and settling the funds with the financial institutions involved in the transactions. Transaction processing and service fees are charged on a per transaction basis, depending on the contractual arrangement with the customer. Government services fees are recognized in the period services are rendered based on monthly fees per benefits recipient.
Prepaid solutions
We receive fees from prepaid and stored value card transactions through the provision of transaction processing services, program and account set-up services, card origination and other professional services. We recognize revenues for transaction processing fees as described above. Fees for program and account set-ups and related professional services are recognized over the economic life of the cards related to the program because these services do not have stand-alone value to the customer. All other card service revenue is recognized when services are rendered.
Software licensing and related services
Software license fees for standard products are recognized upon delivery of the software or, for electronic deliveries, when the customer takes possession of the software via a download or has been provided with access codes that allow the customer to take immediate possession of the software on its hardware. If a license contains customer acceptance criteria for which significant uncertainties exist, revenue is recognized upon the earlier of customer acceptance or satisfaction of the contractual customer acceptance criteria. Certain software licensing arrangements include multiple elements. We generally allocate the total consideration from these types of arrangements using the residual revenue recognition methodology. The fair value of the undelivered elements under this methodology is determined using the sales price of each undelivered element when sold separately (vendor specific objective evidence).

From time to time, we enter into arrangements that require significant modification, customization or production of software we license to others. We typically will charge separate fees for the software license and for the professional services associated with the software’s customization. In these circumstances, the total license fee and service fees are recognized proportionately with the percentage of completion of the project. The percentage of completion of the project is typically determined using the expended method. This method measures progress toward completion using the actual labor hours or days incurred compared to the total estimated number of hours or days required to complete the project. These estimates are subject to revision as the projects progress towards completion. Revisions to these estimates that result in a material impact to our results of operations or financial position are recorded in the periods in which we determine that a revision is probable and the revision value can be reasonably estimated.
We typically bill customers in advance for software maintenance services. Revenues associated with these services are recognized ratably over the service period. Professional service revenues related to installed copies of our software are recognized as the related services are rendered.
Risk management services
Risk management fees are recognized as revenue in the period the services are rendered. Risk management services consist of new account applicant and check verification screenings to manage the risk associated with account openings, check acceptance and card-not-present transactions. Risk management fees are based on the number of inquiries against the databases used for screening purposes or monthly fees based on the net monthly sales of the user of our products or other similar measures, depending on the product and service.
Business process outsourcing and information technology consulting services
We provide business process outsourcing and information technology consulting services. Revenue from providing these services is generally recognized under one of two methods, depending on the relevant contractual terms. Under the time and materials method, which is applied to a significant portion of our contracts, revenues are based on a fee per hour or transaction basis and are recognized as hours or transactions are completed. Under the fixed contract method, which represents only a very small portion of our revenues, a pre-set fee is agreed upon for a project and revenue is recognized proportionately to the percentage of completion of the project using the expended method described above.
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
We perform an annual review in the fourth quarter of each year, or more frequently if changes in circumstances indicate a potential impairment, to determine if the goodwill we have recorded in respect of our reporting segments is impaired. If changes in circumstances indicate a potential impairment of our recorded goodwill, we compare the fair value of the segment to its carrying value, including its associated goodwill. The carrying value of the segment includes an allocation of those corporate assets and liabilities that have not been specifically identified with the segment, based upon its pro-rata percentage of our total net revenue. We primarily rely on the income method to determine a segment’s fair value. This valuation approach uses estimates of the segment’s future revenue and costs and a discount rate based upon the estimated weighted average cost of capital for that segment. Our estimates of a segment’s future cash flows are based upon historical data, various internal estimates and external sources. We develop these estimates as part of our routine long-term strategic planning. We test the reasonableness of the assumptions underlying our discounted cash flow analysis by using comparable market data to the extent it is available. We have not recorded an impairment in the goodwill of our segments in the past.

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
Software-licensing and resale
We capitalize the cost of software developed for licensing and resale once its technological feasibility has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when we have completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications. Capitalization of costs ceases when the product is available for general release to customers. Capitalized costs are amortized on a product-by-product basis normally over three years and no longer than five years. Software developed for resale is carried at the lesser of its amortized cost or net realizable value. Although we have never recorded an impairment charge for software developed for resale, these capitalized costs could be impaired if the net realizable value of that software became less than its net book value. Such an impairment could occur if our sales of that software declined significantly.
Acquired contracts and other
Contracts acquired through acquisitions are specifically identified in connection with that acquisition. The amount recorded as intangible assets for acquired contracts represents the estimated fair value of these relationships. This estimate is based on the present value of the estimated future net cash flows from the contracts, including expected renewals. The majority of these intangibles are amortized using a straight-line basis. Where appropriate, we use third-party valuation professionals to assist us in determining the fair value and amortizable life of contracts at the time of their acquisition. This type of intangible asset could be impaired if the attrition rate associated with the acquired contracts materially exceeds the rate used to estimate the fair value of the acquired contract portfolio. To date, we have not incurred any significant impairments with regard to our acquired contracts.
Other intangibles also include miscellaneous assets obtained in connection with the acquisition of other companies, typically non-competition agreements. Non-competition agreements are recorded at their estimated fair value at the date of acquisition and amortized ratably over the period of the non-competition agreement.
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
Income Taxes
Accounting for income taxes requires us to make significant judgments to estimate our future income taxes. These judgments include, but are not limited to, the likelihood we will realize the benefits of net operating loss carryforwards, the adequacy of our valuation allowances, the rates to be used to measure transactions with foreign subsidiaries and the valuation models to be used for measuring the value of certain transactions. Further, our operations are governed by and subject to government regulations in the United States and in foreign countries in which we operate, including laws and regulations relating to taxation and the judgments and estimates we use are subject to challenge by domestic and foreign taxing authorities. We recognize tax liabilities when we believe that they are probable of being incurred and we can reasonably estimate their amount. It is possible that either foreign or domestic taxing authorities could challenge our judgments and estimates and draw conclusions that would cause us to incur tax liabilities in excess of those currently recorded.
We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Although we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we will be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such a determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such a determination was made. We currently expect that it is more likely than not that our future operations will generate sufficient taxable income to realize our deferred tax assets.
We consider the undistributed earnings of our foreign subsidiaries to be permanently invested and, accordingly, we have not provided for U.S. Federal, state income or applicable foreign withholding taxes on those amounts. Undistributed earnings of our foreign subsidiaries amounted to approximately $47 million at December 31, 2005. Upon any distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and applicable withholding taxes payable to the foreign countries. The American Jobs Creation Act of 2004 provided us with the opportunity to receive a special one-time tax deduction on the repatriation of certain of the undistributed earnings of our foreign subsidiaries during 2005, but we elected not to undertake any such repatriation.
Stock-based Compensation
We issue stock options to our employees under the terms of the eFunds Corporation 2000 Stock Option Plan. Accounting principles generally accepted in the United States of America (GAAP) provide two alternative methods of accounting for stock options issued under the terms and conditions that we typically issue them. One alternative is to estimate the fair value of the stock option at the date of grant and amortize that value as an expense to operations over the contractual vesting period. The other option currently available to companies reporting under GAAP is to estimate the fair value of the option at the grant date, but only reflect the impact of the amortization in a footnote to the financial statements and to forgo adjusting the statement of operations. The method a company chooses to apply is a matter of policy. Consistent with our past practices, we currently utilize the second of these options and we reflect the impact of option amortization in the footnotes to our financial statements. As illustrated in Note 2 to the financial statements, were we to change our accounting policy on this matter to reflect option expense in our statements of income, our results of operations would be adversely affected. The amount of stock-based compensation expense we recognize would change if the underlying assumptions used to estimate it were to change. For instance, we would expect the expense to decrease if the expected life of the option or the volatility of our stock price were to decrease. The Financial Accounting Standards Board (FASB) recently revised the current applicable accounting pronouncements related to accounting for stock options to require us to reflect our option expense in our statements of income no later than the first quarter of 2006 (see the discussion below regarding SFAS No. 123R under “Recent Accounting Pronouncements”).
Disposition of ATM Portfolio
On November 19, 2004, we consummated an agreement (the Agreement) to sell the ATM Portfolio previously associated with our ATM Management segment. Concurrently with the consummation of the sale of the ATM Portfolio, we entered into a five year ATM Master Services Agreement (MSA) with the buyer. Pursuant to the MSA, we are providing the buyer with transaction processing, residual administration, cash and telecommunications management, help desk and other ATM management services. The ATM Portfolio represented a significant portion of the ATM Management segment and we ceased presenting this business as a separate operating segment following its sale. The services provided in accordance with the MSA are presented within our remaining segments with processing service revenues and related costs being recorded within the Electronic Payments segment and revenues from ATM management services and related costs reported within the Global Outsourcing segment. The operating results of the ATM Portfolio have not been presented as discontinued operations because we have significant continuing involvement in the operations of the asset group through the MSA. The major asset categories and related carrying amounts sold and disposed of included net accounts receivable of $4 million, net property and equipment of $7 million, goodwill of approximately $76 million, net other intangible assets of approximately $17 million, other current assets of approximately $2 million and accounts payable and other current liabilities of approximately $7 million. We incurred approximately $5 million of costs in connection with the transaction that primarily consisted of professional service fees.

The amounts received by us in connection with the Agreement exceeded the book value of the ATM Portfolio by approximately $48 million. In considering the appropriate method for accounting for the excess proceeds from this arrangement, we considered the analogous authoritative accounting literature. The most directly applicable pronouncement was considered to be Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 indicates that in arrangements with multiple elements that are deemed to be in substance one arrangement, any income or gain associated with the arrangement should be deferred and recognized over the period of the remaining obligations unless there is sufficient, objective and reliable evidence of the fair value of the undelivered contractual elements. We consider the ATM Portfolio sale and the MSA to be components of a single arrangement because these transactions were negotiated simultaneously without regard to their individual economic characteristics. Although both factual and anecdotal evidence was considered, we were unable to determine the fair value of the MSA with a reasonable degree of certainty due to, among other things, the uniqueness of that contract, the lack of similar arrangements in the industry and because the contractual cash flows expected to be generated by the MSA are not representative of the contract’s intrinsic fair value absent the compensating benefits associated with the entirety of the arrangement represented by the ATM Portfolio sale and the MSA. Due to the lack of sufficient, objective and reliable evidence of the fair value of the MSA, we determined that the only appropriate method of accounting for the arrangement was to defer the entirety of the implied gain from the transactions and amortize this amount as a reduction in the other operating costs of our Global Outsourcing Segment over the period of the remaining undelivered elements of the obligations of the arrangement (the initial five year term of the MSA). At December 31, 2005, approximately $37 million of the implied gain was recorded as a deferred gain of which $10 million was recorded as current liabilities and the remainder is included in long-term liabilities. Approximately $10 million of the deferred gain was recognized as a reduction in the Global Operating segment’s other operating costs during 2005. In the event the MSA is terminated early and our services thereunder are discontinued, the entire unamortized deferred gain would be recognized.
Recent Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154) which replaces Accounting Principles Board Opinion (APB) No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the methods issuers should use to account for and report accounting changes and error corrections. Specifically, this statement requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it is practicable to do so. This principle replaces APB No. 20, which required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have an impact on our financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R replaces SFAS No. 123 and, although the two pronouncements are similar in most respects, a key difference among the pronouncements is that SFAS No. 123R generally requires companies to recognize the cost of employee services rendered in exchange for awards of equity instruments based on the fair value of those awards on their date of grant. SFAS No. 123R is now scheduled to become effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We have not adopted SFAS No. 123R as of December 31, 2005 and as a result, SFAS No. 123R has not affected our consolidated financial position or results of operations to date. We will adopt SFAS No. 123R in 2006 which will result in an increase in our employee costs. We presently expect to use a Black-Scholes option-pricing model to implement SFAS No. 123R and the expected impact from the adoption of this standard has been considered in the 2006 forecast included in the “FORWARD LOOKING STATEMENTS” below. We have not yet determined whether we will apply SFAS No. 123R on a retrospective basis.
In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and Staff Position No. FAS 109-2, “Accounting and Disclosure for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (collectively, the Provisions). The Provisions were issued in response to certain issues surrounding the American Jobs Creation Act of 2004 (the Act). The Act provided certain domestic companies a temporary opportunity to repatriate previously undistributed earnings of controlled foreign subsidiaries at a reduced federal tax rate, approximating 5.25%. We did not repatriate funds from our foreign subsidiaries under the Act and so the Provisions will not have an impact on our financial position or results of operation.

FORWARD LOOKING STATEMENTS
When used in this Annual Report on Form 10-K and in future filings by us with the Securities and Exchange Commission, in our press releases, letters and reports to stockholders and in oral statements made by our representatives, the words or phrases “should,” “are expected to,” “targeted,” “will continue,” “will approximate,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed in ITEM 1A. within this Annual Report on Form 10-K, that could cause our actual results to differ materially from our historical experience and our present expectations or projections. Such differences could be material and adverse. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
Business Outlook for 2006
The Company reported that it expects full-year net revenue for 2006 to increase approximately 15 - 25 percent over full-year 2005 net revenue. Diluted earnings per share are expected to be between $1.15 and $1.25 for 2006 after giving effect to the adoption of SFAS 123R, which requires the expensing of stock options beginning January 1, 2006. Excluding the impact of SFAS 123R, the Company’s outlook equates to $1.26 — $1.36 per diluted share in 2006.
The foregoing expectations reflect the following assumptions:
•	An effective tax rate of approximately 34 percent for 2006;

•	Cash outlays for capital expenditures and product development activities will be somewhat higher than the amounts disbursed in 2005.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as our business evolves and could have positive or negative impacts on our financial results. We had not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency rate changes as of December 31, 2005, although we may do so in the future. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses primarily in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. For the year ended December 31, 2005, approximately 7% of our net revenues and 18% of our operating expenses were denominated in these three currencies.
We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the year ended December 31, 2005. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, Indian rupee and Canadian dollar would have reduced our reported income before taxes during 2005 by approximately $5 million. A 10% change in the exchange rate for the British pound, Indian rupee and Canadian dollar would also have an impact on the foreign net assets reflected in our balance sheet, but we would not expect this change to be material to our total assets.
Changes in interest rates could impact our anticipated interest income on cash, cash equivalents and short-term investments and the amount of interest we pay on borrowings under our Revolving Credit Agreement. A 10% adverse change in interest rates from the interest rates in effect at the end of 2005 would not, however, have had a material adverse effect on our net income or financial condition for 2005.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
eFunds Corporation:
We have audited the accompanying consolidated balance sheets of eFunds Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eFunds Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of eFunds Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Phoenix, Arizona
March 3, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
eFunds Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that eFunds Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). eFunds Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that eFunds Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, eFunds Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on, criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
eFunds Corporation acquired WildCard Systems, Inc. during 2005 and management excluded from its assessment the effectiveness of eFunds Corporation’s internal control over financial reporting as of December 31, 2005. WildCard Systems, Inc.’s internal control over financial reporting associated with total assets of $68 million and total revenues of $45 million included in the consolidated financial statements of eFunds Corporation and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of eFunds Corporation also excluded an evaluation of the internal control over financial reporting of WildCard Systems, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eFunds Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 3, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Phoenix, Arizona
March 3, 2006

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EFUNDS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2005	2004
Current assets:
Cash and cash equivalents	$85,987	$274,477
Short-term investments	—	88,140
Restricted cash	28,183	2,392
Settlement assets	28,438	—
Accounts receivable – net	96,115	73,505
Deferred income taxes	27,422	14,340
Prepaid expenses and other current assets	21,225	15,710

Total current assets	287,370	468,564

Property and equipment – net	63,721	50,320
Long-term deferred income taxes	—	13,964
Intangibles:
Goodwill	267,185	59,262
Other intangible assets	131,152	44,410

Total intangibles – net	398,337	103,672

Other non-current assets	14,754	6,441

Total non-current assets	476,812	174,397

Total assets	$764,182	$642,961

Current liabilities:
Accounts payable	$23,902	$21,984
Settlement liabilities	28,519	—
Accrued compensation and employee benefits	27,800	24,914
Accrued income taxes	12,794	40,879
Deferred revenue and gains	23,978	16,445
Restructuring accruals	1,954	3,261
Acquisition holdbacks	25,052	2,201
Other	13,463	13,766
Long-term debt due within one year	5,030	1,955

Total current liabilities	162,492	125,405
Long-term deferred gains	27,637	37,539
Long-term debt	106,973	3,569
Deferred income taxes	10,521	—
Other long-term liabilities	10,765	2,244

Total liabilities	318,388	168,757

Commitments and contingencies (Notes 3, 9, 12 and 13)
Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.01 par value (authorized: 250,000,000 shares; 50,529,045 shares issued and 45,937,802 share outstanding at December 31, 2005 and 49,305,446 shares issued and outstanding at December 31 2004	505	493
Additional paid-in capital	465,304	446,825
Treasury stock at cost (4,591,243 shares at December 31, 2005)	(100,000)	—
Retained earnings	78,974	23,231
Accumulated other comprehensive income	1,011	3,655

Stockholders’ equity	445,794	474,204

Total liabilities and stockholders’ equity	$764,182	$642,961

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Net revenue	$501,708	$552,148	$532,054

Operating expenses:
Processing, communication and service costs	120,396	217,736	230,724
Employee costs	207,710	189,762	179,896
Depreciation and amortization	39,782	36,201	35,385
Other operating costs	58,584	46,325	46,780
Restructuring and other charges	—	3,093	4,209
Contract loss provision (reversal)	—	501	(3,650)

Total operating expenses	426,472	493,618	493,344

Income from operations	75,236	58,530	38,710
Interest expense	(4,258)	(426)	(1,045)
Other income – net	4,680	208	2,202

Income before income taxes	75,658	58,312	39,867
Provision for income taxes	(19,915)	(17,494)	(10,959)

Net income	$55,743	$40,818	$28,908

Weighted average shares outstanding:
Basic	46,508	48,201	46,854

Diluted	47,755	49,405	47,239

Net income per share:
Basic	$1.20	$0.85	$0.62

Diluted	$1.17	$0.83	$0.61

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2005	2004	2003
Net income	$55,743	$40,818	$28,908
Other comprehensive income:
Foreign currency translation adjustments	(2,296)	3,375	2,183
Derivative fair value adjustment	(348)	—	—

Comprehensive income	$53,099	$44,193	$31,091

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Retained	Accumulated
			Additional		earnings	other	Total
	Common Stock		paid-in	Treasury stock	(accumulated	comprehensive	Stockholders’
(in thousands)	Shares	Amount	capital	at cost	deficit)	income (loss)	equity
Balance, December 31, 2002	46,703	$467	$411,451	$—	$(46,495)	$(1,903)	$363,520
Net income	—	—	—	—	28,908	—	28,908
Proceeds from exercise of stock options	440	4	5,204	—	—	—	5,208
Restricted stock units	17	1	166	—	—	—	167
Proceeds from employee stock purchase plan	140	1	1,058	—	—	—	1,059
Tax benefits attributable to stock options exercised	—	—	617	—	—	—	617
Translation adjustment	—	—	—	—	—	2,183	2,183

Balance, December 31, 2003	47,300	473	418,496	—	(17,587)	280	401,662
Net income	—	—	—	—	40,818	—	40,818
Proceeds from exercise of stock options	1,879	19	23,217	—	—	—	23,236
Restricted stock units	29	—	323	—	—	—	323
Proceeds from employee stock purchase plan	97	1	1,431	—	—	—	1,432
Tax benefits attributable to stock options exercised	—	—	3,358	—	—	—	3,358
Translation adjustment	—	—	—	—	—	3,375	3,375

Balance, December 31, 2004	49,305	493	446,825	—	23,231	3,655	474,204
Net income	—	—	—	—	55,743	—	55,743
Proceeds from exercise of stock options	1,084	11	13,254	—	—	—	13,265
Restricted stock units	40	—	438	—	—	—	438
Repurchase of stock	—	—	—	(100,000)	—	—	(100,000)
Proceeds from employee stock purchase plan	100	1	1,733	—	—	—	1,734
Tax benefits attributable to stock options exercised	—	—	3,054	—	—	—	3,054
Change in fair value of settled derivative	—	—	—	—	—	(348)	(348)
Translation adjustment	—	—	—	—	—	(2,296)	(2,296)

Balance, December 31, 2005	50,529	$505	$465,304	$(100,000)	$78,974	$1,011	$445,794

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2005	2004	2003
Cash flows from operating activities:
Net income	$55,743	$40,818	$28,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,241	14,689	14,768
Amortization	23,541	21,512	20,617
Deferred income taxes	6,342	(26,961)	1,035
Other	(206)	1,270	(426)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Restricted custodial cash	3,289	1,776	(1,122)
Accounts receivable	(8,572)	(13,801)	(209)
Accounts payable	(10,329)	(1,999)	(8,130)
Accrued compensation and employee benefits	487	7,944	12,502
Income taxes receivable/payable	(25,032)	29,201	7,714
Accrued contract losses	(1,162)	(1,230)	(2,038)
Deferred revenue and gains	(9,267)	(1,423)	2,574
Other assets and liabilities	(6,661)	(2,200)	(2,745)

Net cash provided by operating activities	44,414	69,596	73,448

Cash flows from investing activities:
Capital expenditures	(29,406)	(28,651)	(21,954)
Payments for acquisitions and investments, net of cash acquired	(288,039)	(6,079)	(27,456)
Proceeds from sales of property and equipment	—	—	13,310
Proceeds from sale of ATM portfolio	—	152,056	—
Purchases of short-term investments	(98,925)	(103,135)	(137,125)
Proceeds from sale of short-term investments	187,065	68,645	83,475
Other	(7,095)	(712)	(1,748)

Net cash (used in) provided by investing activities	(236,400)	82,124	(91,498)

Cash flows from financing activities:
Purchase of common stock	(100,000)	—	—
Proceeds from exercise of stock options and employee stock purchase plan	14,999	24,668	6,267
Proceeds from long-term debt	295,110	—	—
Payments on long-term debt	(206,265)	(6,367)	(3,248)
Other	(348)	—	—

Net cash provided by financing activities	3,496	18,301	3,019

Net (decrease) increase in cash and cash equivalents	(188,490)	170,021	(15,031)
Cash and cash equivalents at beginning of period	274,477	104,456	119,487

Cash and cash equivalents at end of period	$85,987	$274,477	$104,456

Supplemental cash flow data
Cash paid during the year for:
Interest	$2,619	$548	$527
Income taxes	36,124	16,268	2,702
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$6,325	$5,524	$7,762
See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
NOTE 1 — DESCRIPTION OF BUSINESS:
The goal of eFunds Corporation and its wholly-owned subsidiaries (the Company) is to enable a better way for trusted commerce by delivering risk management, electronic payment and outsourcing solutions that strengthen its customers’ overall profitability through increased revenues, reduced costs and improved operating efficiency and technology performance. The Company’s principal focus is on issuers of transaction accounts, such as financial institutions, financial services companies, electronic funds networks, retailers, government agencies, telecommunications companies and other businesses. In evaluating its financial condition and operating results, the Company’s management focuses on revenues, operating income, return on invested capital (ROIC) and cash flows.
During the historical periods presented herein, the Company’s four principal business lines were:
-	Electronic Payments

-	Risk Management

-	Global Outsourcing

-	Automated Teller Machine (ATM) Management
On November 19, 2004, the Company sold the portfolio of ATM machines and merchant contracts (the ATM Portfolio) associated with its former ATM Management segment and entered into a five year Master Services Agreement (MSA) with the buyer. The ATM Portfolio represented a significant component of the Company’s ATM Management segment and the Company has not presented its ATM management business as a separate operating segment in periods subsequent to the consummation of the transaction. Pursuant to the MSA, the Company provides processing, residual administration, help desk, cash management and other services to the buyer of the ATM Portfolio. The processing service revenues and related costs of the MSA have been reported within our Electronic Payments segment and the ATM management service revenues and related costs have been reported within our Global Outsourcing segment (see Note 4). The amortization of the gain recognized in connection with the sale is recorded as a reduction in the operating expenses of the Global Outsourcing segment.
In July of 2005, the Company acquired WildCard Systems, Inc. (WildCard). WildCard provides prepaid products such as gift and payroll cards to financial institutions, retailers and other industry participants. WildCard provides the processing and ongoing support for all aspects of these programs. The results of operations of WildCard are reflected in the prepaid solutions component of our Electronic Payments segment in periods following this acquisition.
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
Cash and cash equivalents
The Company considers all cash on hand, money market funds and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Income earned on cash, cash equivalents and short-term investments (discussed below) was $4.5 million in 2005, $3.2 million in 2004 and $2.1 million in 2003 and is included in “Other income – net.” As part of the Company’s transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due the Company are included in cash and cash equivalents. As of December 31, 2005, approximately $41.4 million of settlement payments were due to the Company and it received these funds in early January 2006. As of December 31, 2004, approximately $35.5 million was due to the Company and it received these funds in early January 2005.
Short-term investments
Short-term investments consists of auction rate securities with remaining time to maturity greater than 90 days that are available for sale. The investments are classified in the consolidated balance sheets as current assets because they could be readily converted into cash or into securities with a shorter remaining time to maturity and because the Company was not committed to holding the investments until maturity. The Company determined the appropriate classification of its investments at the time of purchase and re-evaluated such designations as of each balance sheet date. Short-term investments were stated at amounts that approximate fair market value, based on quoted market prices.
Restricted cash
In connection with the Company’s acquisitions, the Company typically withholds a portion of the purchase price subject to the satisfaction of certain post-closing conditions. The outstanding balance of these withheld amounts that remain subject to such conditions at December 31, 2005 are included in restricted cash.
Settlement assets and liabilities
Following the acquisition of WildCard, the Company began recording assets and liabilities that result from WildCard’s processing services. As a result, the Company records amounts that it receives to fund future prepaid card transactions as settlement assets. The Company also records a corresponding liability to reflect its obligation to disburse these amounts as the cardholders use their cards. The Company included cash in settlement assets of approximately $9.2 million at December 31, 2005 and has presented such amounts as corresponding settlement liabilities.
Accounts receivable
Accounts receivable are stated net of allowances for uncollectible accounts of $3.4 million and $2.4 million at December 31, 2005 and 2004, respectively. Management develops its estimate of this allowance based on the Company’s experience with specific customers, its understanding of their current economic circumstances and its own judgment as to the likelihood of their ultimate payment. Management also considers the Company’s collection experience with the balance of its receivables portfolio and makes estimates regarding collectibility based on trends in aging. Bad debt is reflected as a component of other operating costs in the consolidated income statements and represents accounts receivables that are deemed uncollectible by the Company’s management, net of amounts recovered during the period that were previously deemed uncollectible and changes in management’s estimates related to the collectibility of accounts receivable. Bad debt expense was $0.8 million and $0.9 million in 2005 and 2003, respectively. Bad debt expense was not material in 2004. When a specific account receivable is determined to be uncollectible, the Company reduces both its accounts receivable and allowances for uncollectible accounts accordingly. At December 31, 2005, no customers accounted for greater than 10% of the Company’s total receivables. At December 31, 2004, the Company’s largest IT services customer accounted for approximately 10% of the Company’s total receivables.
Assets and liabilities related to assets held for sale
When management determines that a material long-lived asset or a long-lived asset that is part of a group that includes other assets and liabilities (an asset group) is to be disposed of within a twelve-month period and all other criteria required under Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), have been met, that material asset or asset group is reclassified to assets held for sale. Depreciation and amortization on any related property and equipment of that asset or asset group is discontinued. Assets and liabilities related to assets held for sale are valued at the lower of their carrying amount or their estimated fair value less cost to sell.
Property and equipment
Property and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are capitalized and stated at historical cost. Buildings with 40-year lives and computer and other equipment with lives of three to eight years are generally depreciated on a straight-line basis. Leasehold and building improvements are depreciated on a straight-line basis over the estimated useful lives of the property or the term of the lease, whichever is shorter. Machinery and equipment is depreciated on a straight-line basis over the estimated useful live of the asset, which is typically three to eight years. Property and equipment are tested for impairment in accordance with SFAS No. 144 (see Note 6).
At December 31, property and equipment consisted of the following:

(in thousands)	2005	2004
Land and improvements	$3,070	$3,070
Buildings and improvements	35,094	31,206
Machinery and equipment	33,641	31,485
Computer equipment	106,455	76,912

Total property and equipment	178,260	142,673
Accumulated depreciation and amortization	(114,539)	(92,353)

Property and equipment — net	$63,721	$50,320

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
In accordance with SFAS No. 142, goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired. The impairment test consists of a comparison of the estimated fair value of the reporting segment with its carrying amount, including its goodwill. The Company reviewed its recorded goodwill for potential impairment as of December 31, 2005 and concluded that its goodwill was not impaired.
Fair value of financial instruments
The fair value of the Company’s financial instruments was not materially different from their carrying or contract values at December 31, 2005 and 2004. The fair value of long-term debt has been estimated by discounting the future cash flows at rates estimated to be available to the Company for similar debt instruments of comparable maturities.
Derivative instruments
The Company is exposed to market risks from changes in foreign currency exchange rates and interest rates that could impact the Company’s results of operations and financial position. The Company has established a hedging program intended to reduce these risks through the use of derivative instruments, although it has not yet entered into any such instruments. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS No. 133), the Company recognizes all derivatives entered into as part of this program as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company’s derivative instruments are to be held solely to hedge economic exposures and the Company has policies that prohibit speculative activities.
To qualify for hedge accounting under SFAS No. 133, the details of the hedging relationship must be formally documented at the inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risk that is being hedged, the derivative instrument to be used and how the effectiveness of the hedge will be assessed and measured. The derivative must be effective in offsetting either changes in the fair value or cash flows, as appropriate, of the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis based on quantitative measures.
On July 27, 2005, the Company entered into an interest-rate-related derivative instrument to manage its interest rate exposure in connection with the anticipated issuance of $100 million of senior unsecured notes (the Notes) discussed in Note 9. Because the Notes have a fixed interest rate based on a seven-year interpolated rate on federal treasury securities, the

Company was exposed to variability in its future interest payments if treasury note rates changed prior to the completion of the offering of the Notes. The derivative instrument executed by the Company effectively locked the treasury rate component of the interest rate and a portion of the credit spread on the Notes at the rates in effect on the date of its execution. The notional amount of the derivative was $75 million and its scheduled maturity date was three months from the date of execution. On September 20, 2005 the derivative instrument was unwound when the Company locked the interest rate on the Notes and, due to changes in treasury rates during the derivative instrument’s term, the Company paid $0.3 million to settle this arrangement.
The derivative instrument entered into by the Company was a cash flow hedge and qualified for hedge accounting under SFAS No. 133. Effectiveness of the derivative instrument was assessed based on changes in the seven-year interpolated rate on federal treasury securities. Based on the evaluation performed by the Company, the derivative instrument was considered to be effective. As a result, the loss incurred in connection with the derivative was deferred in stockholders’ equity (as a component of accumulated other comprehensive income), and is being recognized as incremental interest expense in the Company’s income statement over the seven year term of the Notes. The Company did not have any derivative instruments at December 31, 2005.
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
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $46.5 million at December 31, 2005. Those earnings are currently considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided for these undistributed earnings. Although the American Jobs Creation Act of 2004 provided for a special one-time tax deduction on the repatriation of certain of the undistributed earnings of the Company’s foreign subsidiaries during 2005, the Company did not repatriate any funds from its foreign subsidiaries under this Act.
Revenue recognition
The Company’s net revenues consist primarily of fees for transaction processing and related services including government benefit distribution, prepaid card services, software licensing and related services, risk management services, and business process outsourcing and information technology consulting services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable and its collectibility is probable. These criteria are applied to each accounting unit identified within an arrangement. The process involved in evaluating the appropriateness of revenue recognition involves judgments about vendor specific objective evidence of fair value, collectibility of fees and projections of costs to complete projects for our customers.
The Company frequently enters into contracts to provide multiple products and services (multiple elements). The Company evaluates these contracts with multiple elements to determine if the elements can be divided into more than one unit of accounting for revenue recognition purposes. An item can generally be considered a separate unit of accounting if the delivered items have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in our control. Items which do not meet these criteria are combined into a single unit of accounting for revenue recognition purposes. If the Company has established the fair value for all units of accounting within a multiple element arrangement, the total consideration associated with that arrangement is allocated to the separate units of accounting based on their relative fair values. In arrangements where there is objective and reliable evidence of the fair value of only the undelivered items, the Company uses the residual method of revenue recognition to allocate the total consideration derived from the arrangement. Under the residual method of revenue recognition, the total arrangement value is allocated to the undelivered element based on its fair value and the remaining value of the contract is allocated to the delivered element.
Transaction processing and related services
Transaction processing and service fees, including government benefit distribution fees, are recognized in the period that the service is rendered. These services typically consist of processing customers’ electronic debit transactions and settling the funds with the financial institutions involved in the transactions. Transaction processing and service fees are charged on a per transaction basis, depending on the contractual arrangement with the customer. Government services fees are recognized in the period services are rendered based on monthly fees per benefits recipient.
Prepaid solutions
The Company receives fees from prepaid and stored value card transactions through the provision of transaction processing services, program and account set-up services, card origination and other professional services. The Company recognizes revenues for transaction processing fees as described above. Fees for program and account set-ups and related professional services are recognized over the economic life of the cards related to the program because these services do not have stand-alone value to the customer. All other card service revenue is recognized when services are rendered.
Software licensing and related services
Software license fees for standard products are recognized upon delivery of the software or, for electronic deliveries, when the customer takes possession of the software via a download or has been provided with access codes that allow the customer to take immediate possession of the software on its hardware. If a license contains customer acceptance criteria for which significant uncertainties exist, revenue is recognized upon the earlier of customer acceptance or satisfaction of the contractual customer acceptance criteria. Certain software licensing arrangements include multiple elements. In these arrangements, the Company generally allocates the total consideration from the arrangement using the residual revenue recognition methodology. The fair value of the undelivered elements under this methodology is determined using the sales price of each undelivered element when sold separately (vendor specific objective evidence).
From time to time, the Company enters into arrangements that require significant modification, customization or production of the software it licenses to others. The Company typically will charge separate fees for the software license and for the professional services associated with the software’s customization. In these circumstances, the total license fee and service fees are recognized proportionately with the percentage of completion of the project. The percentage of completion of the project is typically determined using the expended method. This method measures progress toward completion using the actual labor hours or days incurred compared to the total estimated number of hours or days required to complete the project. These estimates are subject to revision as the projects progress towards completion. Revisions to these estimates that result in a material impact to the Company’s results of operations or financial position are recorded in the periods in which the Company determines that a revision is probable and the revision value can be reasonably estimated.
The Company typically bills customers in advance for software maintenance services. Revenues associated with these services are recognized ratably over the service period. Professional service revenues related to installed copies of the Company’s software are recognized as the related services are rendered.
The following table illustrates the Electronic Payments segment revenues generated from software:

	Year Ended December 31,
(in thousands)	2005	2004	2003
License fees	$5,373	$6,952	$7,880
Maintenance	21,917	20,317	15,264
Software services	7,457	8,947	7,966

	$34,747	$36,216	$31,110

Risk management services
Risk management fees are recognized as revenue in the period the services are rendered. Risk management services consist of new account applicant and check verification screenings to manage the risk associated with account openings, check acceptance and card-not-present transactions. Risk management fees are based on the number of inquiries against the databases used for screening purposes or monthly fees based on the net monthly sales of the user of our products or other similar measures, depending on the product and service.

Business process outsourcing and information technology consulting services
The Company provides business process outsourcing and information technology consulting services. Revenue from providing these services is generally recognized under one of two methods, depending on the relevant contractual terms. Under the time and materials method, which is applied to a significant portion of the Company’s contracts, revenues are based on a fee per hour or transaction basis and are recognized as hours or transactions are completed. Under the fixed contract method, which represents only a very small portion of the Company’s revenues, a pre-set fee is agreed upon for a project and revenue is recognized proportionately to the percentage of completion of the project using the expended method described above.
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

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2005	2004	2003
Net income, as reported	$55,743	$40,818	$28,908
Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(5,331)	(3,788)	(2,718)

Pro forma net income	$50,412	$37,030	$26,190

Earnings per share:
Basic-as reported	$1.20	$0.85	$0.62

Basic-pro forma	$1.08	$0.77	$0.56

Diluted-as reported	$1.17	$0.83	$0.61

Diluted-pro forma	$1.06	$0.75	$0.55

For purposes of applying SFAS No. 123, the estimated fair value of stock options granted during 2005, 2004 and 2003 was $9.10, $7.86 and $4.35, respectively. The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003
Expected volatility	36.1%	38.6%	48.6%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.0%	3.5%	2.9%
Expected term	7 years	7 years	7 years
Translation adjustments
The financial position and results of operations of the Company’s international subsidiaries are measured using local currencies as the functional currencies. The assets and liabilities of these operations are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income or loss in the stockholders’ equity section of the consolidated balance sheets. Income and losses that result from foreign currency transactions are included in earnings. The Company incurred currency transaction losses of $0.5 million and $2.4 million from foreign currency transactions during the years ended December 31, 2005 and 2004, respectively, which are included in “Other income – net.” Amounts incurred in 2003 were not material.
Comprehensive income
The Company’s total comprehensive income consists of net income, foreign currency translation adjustments and adjustments for the change in fair value of derivatives. The foreign currency translation and derivative fair value adjustments are reflected as accumulated other comprehensive income or loss in the Company’s consolidated balance sheets.
Recent accounting pronouncements
In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154) which replaces APB No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the methods issuers should use to account for and report accounting changes and error corrections. Specifically, this statement requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it is practicable to do so. This principle replaces APB No. 20, which required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have an impact on its financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS No. 123R replaces SFAS No. 123 and, although the two pronouncements are similar in most respects, a key difference among the pronouncements is that SFAS No. 123R generally requires companies to recognize the cost of employee services rendered in exchange for awards of equity instruments based on the fair value of those awards on their date of grant. SFAS No. 123R is now scheduled to become effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company has not adopted SFAS No. 123R as of December 31, 2005 and as a result, SFAS No. 123R has not affected its consolidated financial position or results of operations to date. The Company will adopt SFAS No. 123R in 2006 which will result in an increase in its employee costs. The Company presently expects to use a Black-Scholes option-pricing model to implement SFAS No. 123R and the expected impact from the adoption of this standard has been considered in the 2006 forecast included in the “FORWARD LOOKING STATEMENTS”. The Company has not yet determined whether it will apply SFAS No. 123R on a retrospective basis.
In December 2004, the FASB issued Staff Position No. FAS 109-1, “Application of FASB Statement 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and Staff Position No. FAS 109-2, “Accounting and Disclosure for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (collectively, the Provisions). The Provisions were issued in response to certain issues surrounding the American Jobs Creation Act of 2004 (the Act). The Act provided certain domestic companies a temporary opportunity to repatriate previously undistributed earnings of controlled foreign subsidiaries at a reduced federal tax rate, approximating 5.25%. The Company did not repatriate funds from its foreign subsidiaries under the Act and so the Provisions will not have an impact on its financial position or results of operation.
Reclassifications
Certain reclassifications have been made to the Company’s consolidated balance sheet for 2004 so that the presentation of acquisition holdback liabilities conforms to the presentation used for 2005. Certain reclassifications have been made to the Company’s consolidated income statements for 2004 and 2003 so that the presentation of interest expense and other income — net conform to the presentation used for 2005. Certain reclassifications have been made to the Company’s consolidated statement of cash flows for 2004 and 2003 so that the presentation of changes in deferred revenue and gains and purchase and proceeds from short-term investment activities conform to the presentation used for 2005.
NOTE 3 — BUSINESS COMBINATIONS:
Acquisitions during the years ended December 31, 2003 and 2004
On November 12, 2003, the Company acquired substantially all of the assets of Oasis Technology Ltd. (Oasis), a privately held provider of transaction processing software. The results of Oasis have been included in the Company’s consolidated financial statements since that date. The total purchase price for Oasis was approximately $31 million, of which approximately $27 million was paid in cash and the remainder was placed in escrow and subsequently paid as part of the purchase price upon satisfaction of certain post-closing conditions. The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of the Oasis acquisition and the useful lives of its intangible assets:

		Useful
(dollars in thousands)	Amount	Lives
Current assets	$5,588
Property and equipment	303
Intangible assets:
Developed technology	7,947	5 years
Backlog	794	1 year
Maintenance contracts, trade name, and distributor contracts	5,082	9 years
In-process technology	1,493	n/a
Goodwill	13,360

Total assets acquired	34,567
Current liabilities	3,825

Net assets acquired	$30,742

The value assigned to Oasis’ in-process research and development of $1.5 million was expensed at the date of acquisition and is reflected in “Restructuring and other charges” in the accompanying consolidated statements of income. The entire amount of goodwill was assigned to the Electronic Payments segment and is expected to be deductible for tax purposes. The following table summarizes the unaudited pro forma results of operations of the Company as though the acquisition of Oasis had occurred at the beginning of 2003. Pro forma adjustments include only the effects of events directly related to the acquisition that are factually supported and expected to have a continuing impact. The unaudited pro forma results contained in the table below include pro forma adjustments related to the extinguishment of Oasis’ debt and the application of the Company’s income tax rate to the pro forma net income.

(in thousands, except per share amounts)	2003
Net revenue	$547,594
Net income	29,067
Net income per share:
Basic	$0.62
Diluted	$0.62
In April of 2004, the Company acquired Penley, Inc. (Penley), which provides identity verification services, and Loss Control Solutions (LCS), which offers fraud investigation case management software for the financial services industry. The primary reason for these acquisitions was to expand the product suite and customer set within the Risk Management segment. The results of operations for the acquired entities have been included in the Company’s consolidated income statements since the acquisition dates. The aggregate initial purchase price paid for the entities was approximately $6 million, of which approximately $5 million was funded from existing cash on hand. Approximately $1 million of the purchase price was placed in escrow and was subsequently distributed upon the satisfaction of certain post-closing conditions. Additional amounts could become payable to the former stockholders of Penley if the acquired business achieves certain revenue and income targets during the two year period following the acquisition. The maximum additional amount payable to such stockholders is $21 million. The results of operations of Penley and LCS are not material to the Company, and accordingly, pro forma results of operations for the acquisitions have not been provided. The estimated fair value of the net assets acquired was approximately $6 million, which included approximately $5 million of goodwill and approximately $1 million of intangible assets related to acquired contracts which have an estimated life of approximately 6 years. All of the goodwill and intangible assets associated with this transaction were assigned to the Risk Management segment.
Acquisitions during the year ended December 31, 2005
On January 31, 2005, the Company acquired substantially all the assets of ClearCommerce Corporation (ClearCommerce), a provider of fraud prevention and payment processing solutions having primary application to card-not-present transactions. The primary purpose of the acquisition was to expand the Risk Management segment’s retail product suite and customer base. The aggregate initial purchase price for ClearCommerce was approximately $19 million, $4 million of which was retained as holdbacks. Approximately $2 million of this holdback was subject to ClearCommerce renewing a customer contract specified in the purchase agreement and the remaining $2 million would have been retained by the Company if claims against the sellers were identified subsequent to the date of acquisition. Up to $11 million of additional consideration could have become payable to the former stockholders of ClearCommerce if the acquired business achieved certain revenue and operational targets during 2005, but these targets were not achieved and so no additional consideration was paid pursuant to this earn-out.

The contract holdback was disbursed to the seller in 2005, and the remaining $2 million holdback balance was disbursed in early 2006.
On May 11, 2005, the Company acquired substantially all the assets of National Check Protection Services Business Trust and National Data Verification Services Business Trust (collectively, NCPS), providers of new account verification and employment screening services for financial services companies. The primary purpose of the acquisition was to expand the Risk Management segment’s product suite and customer base. The aggregate initial purchase price for NCPS was $18 million, $2 million of which was placed in escrow as a holdback. Additional amounts of up to $3 million, currently held in escrow, could become payable to the former shareholders of NCPS if the acquired businesses achieve certain revenue objectives during a one year period following the acquisition. At December 31, 2005, the $2 million holdback and the $3 million earn-out were outstanding and held by the Company.
On June 20, 2005, the Company acquired substantially all the assets of India Switch Company Private Limited (ISC), an India-based provider of ATM management, transaction processing and debit card production services. The results of ISC have been included in the Company’s consolidated financial statements since that date. The primary purpose of this acquisition was to establish a presence in the Indian electronic payments industry. The aggregate initial purchase price was approximately $18 million, subject to certain closing adjustments. An additional payment of up to $3 million may be made approximately one year following the acquisition if ISC achieves certain revenue objectives during that period. The Company also assumed outstanding debt of ISC of approximately $3 million. At December 31, 2005, $2 million of the aggregate initial purchase price was retained by the Company as a holdback.
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
On July 1, 2005, the Company acquired WildCard Systems, Inc., a provider of prepaid solutions to financial institutions, retailers and other payment companies. The primary purpose of this transaction was to facilitate the combination of the Company’s debit processing capabilities and WildCard’s prepaid technologies in order to provide customers with a more comprehensive suite of electronic payment services. Prior to the acquisition of WildCard, the Company and WildCard signed a distribution agreement in 2004 pursuant to which the Company acted as a distributor of WildCard’s products and services. The settlement of this agreement in connection with the acquisition of WildCard did not have a material impact on the Company’s financial statements.
The base consideration payable by the Company in connection with this transaction was approximately $229 million, $23 million of which was retained as a holdback. The acquisition included the assumption of approximately $10 million of indebtedness and capital lease obligations, $4 million of which was retired in connection with the closing of the transaction. The Company has also paid approximately $6 million in acquisition related transaction costs. An additional earn-out of up to $58 million may be made in the second quarter of 2007 if WildCard achieves certain revenue objectives during the 2006 calendar year, and another additional payment may also be made based on the revenues WildCard realizes from its contract with Bank of America in 2006. Bank of America notified WildCard of its intention to terminate this contract in May 2005, prior to the execution of the definitive documentation associated with the WildCard transaction, but the effective date of this termination has now been extended to May 2006. The Company funded the acquisition using available cash on hand and through the bank financing described in Note 9. At December 31, 2005, payment of the $23 million holdback was still outstanding and this amount is recorded as restricted cash and a corresponding acquisition holdback liability in the Company’s consolidated balance sheet.
The Company has decided to wind down certain activities that were conducted at WildCard prior to its acquisition. The Company expects to complete these exit activities during 2006. During 2005, the Company recorded a restructuring reserve of $2.6 million against certain lease-related costs associated with this initiative. Payments were made against the accrual during the second half of 2005 and at December 31, 2005 the outstanding balance was $2.4 million. Approximately $2.0 million of the accruals are recorded as other long-term liabilities and are payable through 2010. The Company expects to accrue additional charges in connection with the integration of WildCard, but the amounts can not currently be reasonably estimated. Liabilities incurred in connection with exiting WildCard activities are recorded as an adjustment to goodwill.
The following table summarizes the combined estimated fair value of assets acquired and liabilities assumed at the date of the WildCard acquisition and the weighted average useful lives of the intangible assets. This allocation is subject to change. The areas of this allocation that are not yet finalized primarily relate to restructuring costs:

		Wtd. Avg.
(dollars in thousands)	Amount	Useful Lives
Cash and cash equivalents	$2,968
Accounts receivable	12,102
Other current assets	12,557
Non-current assets	13,992
Intangible assets:
Customer relationships	51,450	10 years
Internally developed software	7,105	3 years
Developed technology	7,100	5 years
Goodwill	174,741

Total assets acquired	282,015
Accounts payable	5,384
Other current liabilities	21,424
Long-term liabilities	19,952

Net assets acquired	$235,255

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

	(unaudited)
	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004
Net revenue	$533,991	$608,607
Net income	47,688	27,961
Net income per share:
Basic	$1.03	$0.58
Diluted	$1.00	$0.57
The results of operations of the companies that were acquired have been included in the Company’s consolidated financial statements since the date of their acquisitions. Approximately $27 million related to holdbacks associated with these acquisitions was classified as restricted cash at December 31, 2005 and $4 million was recorded as other non-current assets as of that date. The goodwill created as a result of the ClearCommerce and NCPS acquisitions is deductible for tax purposes because these transactions were structured as asset sales. The goodwill created in connection with the ISC and WildCard acquisitions is not deductible for tax purposes because we bought the outstanding capital stock of these companies. The purchase price allocations related to the Company’s 2005 acquisitions are subject to change.
NOTE 4 — DISPOSITIONS:
On November 19, 2004, the Company consummated an agreement (the Agreement) to sell the ATM Portfolio associated with its ATM Management segment. Concurrently with the consummation of the sale of the ATM Portfolio, the Company entered into a five year Master Services Agreement (MSA) with the buyer. Pursuant to the MSA, the Company is providing the buyer with transaction processing, residual administration, cash and telecommunications management, help desk and other ATM management services. The ATM Portfolio represented a significant portion of the Company’s ATM Management segment and the Company ceased presenting this business as a separate operating segment following the ATM Portfolio sale. The services provided in accordance with the MSA are presented within the Company’s remaining segments with processing service revenues and related costs being recorded within the Electronic Payments segment and revenues from ATM management services and costs reported within the Global Outsourcing segment. The operating results of the ATM Portfolio have not been presented as discontinued operations because the Company has significant continuing involvement in the operations of the asset group through the MSA. The major asset categories and related carrying amounts sold and disposed of included net accounts receivable of $4 million, net property and equipment of $7 million, goodwill of approximately $76 million, net other intangible assets of approximately $17 million, other current assets of approximately $2 million and accounts payable and other current liabilities of approximately $7 million. The Company incurred approximately $5 million of costs in connection with the transaction that primarily consisted of professional service fees.
The amounts received by the Company in connection with the Agreement exceeded the book value of the ATM Portfolio by approximately $48 million. In considering the appropriate method for accounting for the excess proceeds from this arrangement, the Company considered the analogous authoritative accounting literature. The most directly applicable pronouncement was considered to be EITF 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 indicates that in arrangements with multiple elements that are deemed to be in substance one arrangement, any income or gain associated with the arrangement should be deferred and recognized over the period of the remaining obligations unless there is sufficient, objective and reliable evidence of the fair value of the undelivered contractual elements. The Company considers the ATM Portfolio sale and the MSA to be components of a single arrangement because these transactions were negotiated simultaneously without regard to their individual economic characteristics. Although both factual and anecdotal evidence was considered, the Company was unable to determine the fair value of the MSA with a reasonable degree of certainty due to, among other things, the uniqueness of that contract, the lack of similar arrangements in the industry and because the contractual cash flows expected to be generated by the MSA are not representative of the contract’s intrinsic fair value absent the compensating benefits associated with the entirety of the arrangement represented by the ATM Portfolio sale and the MSA. Due to the lack of sufficient, objective and reliable evidence of the fair value of the MSA, the Company determined that the only appropriate method of accounting for the arrangement was to defer the entirety of the implied gain from the transactions and amortize this amount as a reduction in the other operating costs of the Company’s Global Outsourcing segment over the period of the remaining undelivered elements of the obligations of the arrangement (the initial five year term of the MSA). At December 31, 2005, approximately $37 million of the implied gain was recorded as a deferred gain of which $10 million was recorded as current liabilities and the remainder is included in long-term liabilities. Approximately $10 million of the deferred gain was recognized as a reduction in the Global Outsourcing segment’s other operating costs during 2005.
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
Goodwill is classified with the segment that employs the goodwill in its operations. Goodwill that generally benefits the Company and is employed within each of the segments within the enterprise is classified as other. Following the ATM Portfolio sale, certain goodwill amounts that were previously classified within the ATM Management segment but which were not associated with the ATM Portfolio have been reclassified to the Global Outsourcing segment because that segment employs the goodwill in performing its obligations under the MSA (see Note 4). The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	Electronic	Risk	Global	ATM
(in thousands)	Payments	Management	Outsourcing	Management	Other	Total
Balance as of January 1, 2004	$14,960	$5,724	$20,559	$77,982	$9,361	$128,586
Net goodwill acquired during year	428	5,452	—	—	796	6,676
Disposition of ATM Portfolio	—	—	2,189	(77,982)	(207)	(76,000)

Balance as of December 31, 2004	15,388	11,176	22,748	—	9,950	59,262
Net goodwill acquired during year	174,372	22,586	10,453	—	512	207,923

Balance as of December 31, 2005	$189,760	$33,762	$33,201	$—	$10,462	$267,185

Software-internal use
The Company capitalizes the cost of software developed or obtained for internal use once the preliminary project stage has been completed, management commits to funding the project, it is probable that the project will be completed and that the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and the software is ready for its intended use. In accordance with SFAS No. 144, the Company assesses internal use software for potential impairment when events or changes in circumstances indicate that the carrying value of these assets may not be recovered. For example, in 2002 the Company discontinued certain product lines which resulted in a charge of approximately $2 million for the impairment of the related software. There have been no subsequent impairment charges for internal use software.
Software-licensing and resale
The Company capitalizes the cost of software developed for licensing and resale once its technological feasibility has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications. Capitalization of costs ceases when the product is available for general release to customers. Capitalized costs are amortized on a product-by-product basis normally over three years and no longer than five years. Software developed for resale is carried at the lesser of its amortized cost or net realizable value. Although the Company has never recorded an impairment charge for software developed for resale, these capitalized costs could be impaired if the net realizable value of that software became less than its net book value. Such an impairment could occur if the Company’s sales of that software declined significantly.
Acquired contracts and other
Contracts acquired through acquisitions are specifically identified in connection with that acquisition. The amount recorded as intangible assets for acquired contracts represents the estimated fair value of these customer relationships. This estimate is based on the present value of the estimated future net cash flows from the contracts, including expected renewals. The majority of these intangibles are amortized on a straight-line basis. Where appropriate, the Company uses third-party valuation professionals to assist in determining the fair value and amortizable life of contracts at the time of their acquisition. This type of intangible asset could be impaired if the attrition rate associated with the acquired contracts materially exceeds the rate used to estimate the fair value of the acquired contract portfolio. To date, the Company has not incurred any significant impairments with regard to our acquired contracts.
Other intangibles also include miscellaneous assets obtained in connection with the acquisition of other companies, typically non-competition agreements. Non-competition agreements are recorded at their estimated fair value at the date of acquisition and amortized ratably over their term.
Intangible assets, both acquired and developed, subject to amortization are presented in the table below:

	Wtd. Avg.	December 31, 2005			December 31, 2004
	Amort.	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net
Software-internal use	4	$116,351	$(78,944)	$37,407	$94,272	$(69,388)	$24,884
Software-licensing and resale	5	64,325	(45,218)	19,107	54,996	(40,522)	14,474
Acquired contracts and other	8	102,757	(28,119)	74,638	28,755	(23,703)	5,052

		$283,433	$(152,281)	$131,152	$178,023	$(133,613)	$44,410

For the years ended December 31, 2005, 2004 and 2003 amortization expense for intangible assets was $23.5 million, $21.5 million and $20.6 million, respectively. The estimated future annual amortization expense for intangible assets held at December 31, 2005 is $29 million, $26 million, $21 million, $13 million, $11 million and $9 million for the years 2006, 2007, 2008, 2009, 2010 and 2011, respectively.
NOTE 6 — RESTRUCTURING AND OTHER CHARGES:
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

Restructuring accruals
Restructuring charges are comprised of termination benefits which are accrued when the payment of the severance benefits is considered probable and the amount of those benefits can be reasonably estimated. These charges are included in “Restructuring and other charges” in the Company’s consolidated statements of income.
The Company has recorded restructuring and other charges in accordance with its accounting policies as follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Restructuring charges (see table below)	$—	$3,093	$3,570
Reversal of lease-related provision (see table below)	—	—	(854)
In-process research and development	—	—	1,493

Total restructuring, asset impairment and other charges	$—	$3,093	$4,209

During 2002, management initiated cost reduction efforts associated with specific product lines and corporate-wide initiatives. These measures resulted in restructuring and asset impairment charges of $3.1 million and $2.7 million in 2004 and 2003, respectively. Severance charges recorded in 2004 of $3.1 million relate to the elimination of approximately 158 positions. The charges in 2003 were comprised of severance benefits totaling $3.6 million for the elimination of approximately 380 positions located primarily in the United States and the reversal of $0.9 million of lease related reserves to reflect the subleasing of the associated properties.
The following table summarizes the change in the Company’s restructuring accruals for 2005, 2004 and 2003 including the long-term portion of approximately $0.6 million, $1.1 million and $1.9 million at December 31, 2005, 2004 and 2003, respectively. The Company expects to pay the remaining severance related accruals in 2006 and the lease-related costs over the terms of the leases. The lease-related costs are payable through 2010.

	Severance	Lease Related
(in thousands)	Related	Cost & Other	Total
Balance December 31, 2002	$1,798	$5,187	$6,985
Reversal of lease-related provision	—	(854)	(854)
Expense provision	3,570	—	3,570
Cash payments	(3,800)	(1,547)	(5,347)

Balance December 31, 2003	1,568	2,786	4,354
Expense provision	3,093	—	3,093
Cash payments	(2,197)	(844)	(3,041)

Balance December 31, 2004	2,464	1,942	4,406
Cash payments	(1,546)	(796)	(2,342)

Balance December 31, 2005	$918	$1,146	$2,064

The amounts included above do not reflect the additional restructuring accrual recorded in connection with the WildCard acquisition of $2.4 million including the long-term portion of approximately $2.0 million.
NOTE 7 — PROVISION FOR INCOME TAXES:
Income before income taxes consists of:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Domestic	$62,357	$52,726	$29,961
Foreign	13,301	5,586	9,906

Total	$75,658	$58,312	$39,867

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Current tax provision
Federal	$(12,966)	$(37,679)	$(8,438)
Foreign	(59)	(824)	(404)
State	(548)	(5,952)	(1,082)

Total	(13,573)	(44,455)	(9,924)
Deferred tax benefit (provision)
Federal	(6,482)	23,052	(809)
Foreign	421	423	—
State	(281)	3,486	(226)

Total	$(19,915)	$(17,494)	$(10,959)

The Company’s effective tax rate on pretax income differs from the U.S. Federal statutory tax rate of 35% as follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Income tax at Federal statutory rate	$(26,480)	$(20,409)	$(13,953)
State income taxes net of Federal income tax benefit	(539)	(1,603)	(850)
Difference between Federal statutory rate and foreign tax rate	2,810	2,416	2,310
Resolution of tax contingencies	4,200	—	—
Change in valuation allowance	—	—	1,246
Extraterritorial income exclusion	—	265	547
Other	94	1,837	(259)

Provision for income taxes	$(19,915)	$(17,494)	$(10,959)

Tax effected temporary differences, which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in thousands)	2005	2004
Deferred income tax assets:
Net operating loss carryforwards	$22,008	$9,490
Restructuring and other accruals	2,020	1,685
Property and equipment	—	1,574
Employee benefit and incentive plans	9,062	7,215
Deferred revenue	17,581	19,316
All other	1,936	1,827

	52,607	41,107
Valuation allowance	(9,128)	(8,581)

Deferred income tax assets	$43,479	$32,526

Deferred income tax liabilities:
Intangibles	25,189	2,677
Prepaid expenses	1,307	1,545
Property and equipment	82	—

Deferred income tax liabilities	26,578	4,222

Net deferred income tax assets	$16,901	$28,304

Amount included in:
Current assets	$27,422	$14,340
Non-current assets	—	13,964
Non-current liabilities	(10,521)	—

	$16,901	$28,304

The valuation allowance relates principally to the uncertainty of realizing foreign and state net operating loss carryforwards. The Company currently expects that it is more likely than not that its future operations will generate sufficient taxable income to realize its deferred tax assets.

At December 31, 2005, net operating loss carryforwards relating to federal, state and foreign jurisdictions amounted to $36.8 million, $130.4 million and $14.8 million, respectively. Of these carryforwards, the $14.8 million of foreign net operating losses may be carried forward indefinitely. It is anticipated that any benefits associated with the utilization of the foreign net operating loss carryforward would be offset by United States residual tax. The federal net operating loss carryforwards are subject to certain limitations on their utilization pursuant to Section 382 of the Internal Revenue Code. Federal and State net operating loss carryforwards are subject to expiration as follows:

(in thousands)	Federal	State	Total
2006-2008	$—	$637	$637
2009-2013	—	30,986	30,986
2014	—	31,894	31,894
2016	—	3,235	3,235
2017	1,785	20,852	22,637
2018	—	3,230	3,230
2019	3,605	12,556	16,161
2020	12,966	12,019	24,985
2021	6,237	6,156	12,393
2022	1,949	3,559	5,508
2023	5,290	5,314	10,604
2024	4,967	—	4,967

Total	$36,799	$130,438	$167,237

The Company’s India software development and business process management operations qualify for tax incentives associated with businesses which operate within designated geographic locations in India. These incentives generally provide the Company with exemptions from India tax on certain business income generated from these operations and phase out through March 2009. These tax incentives reduced the Company’s income tax expense by approximately $2.8 million, $2.8 million and $2.7 million in the years ended December 31, 2005, 2004 and 2003, respectively. The impact of these tax incentives resulted in an increase in the Company’s diluted earnings per share of approximately $0.06 in each of the years ended December 31, 2005, 2004 and 2003.
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
NOTE 8 — EMPLOYEE BENEFIT PLANS:
Stock purchase plan
In 2001, the Company established a non-compensatory Employee Stock Purchase Plan (ESPP) as defined in Section 423(b) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder. The Company has reserved 2.3 million shares for issuance in accordance with the provisions of the ESPP. All regular full-time employees of the Company were eligible to participate in the ESPP in 2005, subject to certain limitations. The ESPP enables eligible employees to purchase the Company’s common stock at the lesser of 85% of its fair market value on the first or last business day of each three-month purchase period.

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
Under the Conversion Plan, the converted options retain their remaining terms, vesting and other characteristics as provided in the Deluxe plans. Options to purchase 2.9 million shares of the Company’s common stock were outstanding with a weighted average exercise price of $13.75 per share at December 31, 2000 under the Conversion Plan. Substantially all of the options under the Conversion Plan were exercised or expired on or before December 29, 2005 and approximately 0.1 million options were outstanding at December 31, 2005. The Conversion Plan was terminated in December 2005, but the termination of the plan does not impact the terms of the remaining options outstanding.
In connection with the IPO, the Company established the eFunds Corporation 2000 Stock Incentive Plan (the 2000 SIP) under which 9.1 million shares were reserved for issuance. The 2000 SIP provides for a broad range of methods to deliver stock-based awards, other than incentive stock options. Options issued under this plan become exercisable in varying amounts beginning generally one year after the date of grant and generally become fully vested after three years. Awards made under the 2000 SIP have a maximum term of ten years.
The Company issues restricted stock unit awards to employees and directors through the 2000 SIP. These units generally vest and are converted into shares of the Company’s common stock over three year periods, although the Company has granted awards with different vesting schedules in the past. The Company issued 163,000 restricted stock units in 2005, 137,000 restricted stock units in 2004 and 32,000 of such units in 2003. No consideration is paid by employees for these awards. The Company recorded compensation expense of $1.9 million, $0.8 million and $0.3 million for restricted stock unit awards for the years ended December 31, 2005, 2004 and 2003, respectively. In lieu of cash compensation, members of the Company’s Board of Directors elected to receive an aggregate of approximately 2,000 restricted stock units in 2005, 11,000 restricted stock units in 2004 and 6,000 units in 2003. No additional awards of restricted stock units may be made under the 2000 SIP.
In connection with the Company’s acquisition of WildCard on July 1, 2005, the Company adopted the eFunds Corporation 2005 Special Supplement Employment Inducement Award Plan (the Supplemental Plan). Under the Supplemental Plan, the Company is authorized to make employment inducement awards of restricted stock or restricted stock units to persons being hired in connection with a merger or acquisition involving the Company or one of its subsidiaries and such employee’s prior employer. 37,500 shares of common stock of the Company were available for issuance pursuant to awards granted under the Plan. Pursuant to the Plan, the Company granted Larence Park, the Company’s President of Prepaid Solutions, restricted stock units convertible into 37,500 shares of the Company’s common stock in connection with the acquisition of WildCard. 60% of the restricted stock units will vest and be converted into shares of common stock on September 16, 2008, 20% will vest and be so converted on September 16, 2009, and 20% will vest on September 16, 2010.
Information with respect to stock option activity is as follows:

	Year Ended December 31,
	2005		2004		2003
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	3,885,927	$12.88	5,221,872	$12.09	5,867,201	$12.84
Options granted	1,517,465	20.35	912,045	16.52	1,046,232	9.01
Options exercised	(1,083,731)	12.42	(1,878,914)	12.39	(439,911)	11.84
Options cancelled	(491,163)	16.67	(369,076)	13.14	(1,251,650)	13.16

Options outstanding at end of year	3,828,498	15.53	3,885,927	12.88	5,221,872	12.09

Options exercisable	1,806,297	12.27	2,358,946	12.53	3,661,768	13.00

For options outstanding and exercisable at December 31, 2005, the exercise price ranges and average remaining lives in years were as follows:

Ranges of	Options	Wtd. Avg.	Wtd. Avg.	Options	Wtd. Avg.
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$6.19-$12.87	886,390	6.6	$8.94	725,147	$9.11
$12.88-$13.78	715,886	3.7	13.36	708,520	13.36
$13.79-$23.95	2,226,222	8.6	18.85	372,630	16.37

	3,828,498	7.2	15.53	1,806,297	12.27

Profit sharing, defined contribution and 401(k) plans
The Company established a 401(k) plan effective January 1, 2001. During 2005, employees, could contribute the lesser of $14,000 or 25% of their eligible wages to the plan. Employees age 50 or over could contribute up to an additional $4,000 during 2005. The Company matches 100% of the first 5% of wages contributed. The 401(k) plan has a profit sharing feature whereby the Company will contribute up to an additional 10% of an employee’s eligible wages, depending on the Company’s performance, as long as the employee is employed by the Company as of the last day of the plan year in which the contribution is made. The Company’s expense for matching and profit sharing was $8.4 million for the year ended December 31, 2005, $8.0 million for the year ended December 31, 2004 and $8.4 million for the year ended December 31, 2003. The Company also maintains a defined contribution plan for its UK based employees. Expenses under this plan amounted to $0.3 million, $0.3 million and $0.2 million in 2005, 2004 and 2003, respectively.
The Company established a Retirement Savings Plan for its Canadian associates on March 1, 2004. Under this plan, the Company contributes 2% of eligible earnings and matches optional employee contributions of up to 3%. Employee contributions under the plan are limited to the amount permitted by applicable Canadian regulations. Expenses under this plan were $0.5 million and $0.4 million during 2005 and 2004, respectively.
The Company has also established a deferred compensation plan that permits eligible employees to defer the receipt of their base salary, annual cash incentive compensation and/or sales incentive compensation. The amount to be deferred is based on elections made by each participant. Amounts deferred by a participant are credited with earnings and investment gains and losses by assuming that the deferral was invested in one or more investment options selected by the participant. The Company will make certain matching and profit-sharing contributions to the participant’s deferred compensation accounts related to earnings in excess of allowable 401(k) contribution limits. The plan provides that the Company may make additional contributions to the participants’ accounts at its sole discretion. The Company’s supplemental matching and profit sharing contributions amounted to approximately $356,000 for 2005, $34,000 for 2004 and $23,000 for 2003.
NOTE 9 — LONG-TERM DEBT AND BORROWING ARRANGEMENTS:
Long-term debt was as follows:

	December 31,
(in thousands)	2005	2004
5.39% Senior Notes due 2012	$100,000	$—
Capital leases and other	12,003	5,524
Less capital lease and other amounts due within one year	(5,030)	(1,955)

Total	$106,973	$3,569

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

In connection with the acquisition of WildCard, the Company terminated the Credit Agreement and entered into a new credit agreement (the Revolving Credit Agreement) on July 1, 2005. The Company did not incur fees in connection with the termination of the Credit Agreement. The Revolving Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $150 million. The Company has the option to increase this commitment to $200 million if certain requirements of the Revolving Credit Agreement are satisfied. The Company can use amounts borrowed under the Revolving Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The optional interest rates under this facility are the same as those provided for under the Credit Agreement. The terms of the Revolving Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type, and the Company was in compliance with these covenants at December 31, 2005. The Company is subject to a non-use fee ranging from 0.15% to 0.30% of the unused commitment depending on the Company’s leverage ratio as defined by the agreement. This facility will mature in 2010. During 2005, the interest rate on the Revolving Credit Agreement ranged from 4.2% to 6.3%. The Company had no outstanding borrowings under the Revolving Credit Agreement at December 31, 2005. Certain of the Company’s domestic subsidiaries guarantee the obligations under the Revolving Credit Agreement.
Concurrently with the execution of the Revolving Credit Agreement, the Company entered into a loan agreement (the Loan Agreement) providing for a six month unsecured term loan of $100 million. The Loan Agreement provided for the same two optional interest rates on any borrowings thereunder as the Revolving Credit Agreement. The Loan Agreement included certain defined negative and affirmative covenants customary for facilities of this type and was scheduled to mature on December 31, 2005. The Company borrowed $100 million under the Loan Agreement in connection with the acquisition of WildCard. The Company repaid this amount and terminated the Loan Agreement on September 30, 2005 when it issued the Notes discussed below. During the term of the Loan Agreement, the interest rate on borrowings thereunder ranged from 4.2% to 4.6%.
On September 30, 2005, the Company issued $100 million of senior unsecured notes (Notes) in a private offering under Rule 144A of the Securities Act of 1933, as amended. The Notes bear interest at a fixed interest rate of 5.39%, with interest payable semi-annually, and will mature on September 30, 2012. The indebtedness represented by the Notes ranks pari passu with the Company’s obligations under the Revolving Credit Agreement and its obligations with respect to the Notes are guaranteed by certain of our domestic subsidiaries. The Note Purchase Agreement between the Company and the purchasers of the Notes contains certain negative and affirmative covenants customary for transactions of this type, and the Company was in compliance with these covenants at December 31, 2005.
The Company’s capital leases and other obligations are related to purchased software and equipment. The weighted average interest rates on capital lease obligations is approximately 5%. Carrying value approximates fair value for these obligations, which are due throughout the year 2009. The net book value of assets under capital leases was $10.7 million at December 31, 2005 which consists of $21.7 million of gross assets less $11.0 million of accumulated depreciation. The net book value of assets under capital leases was $8.8 million at December 31, 2004 which consists of $17.9 million of gross assets less $9.1 million of accumulated depreciation. Amortization of assets held under capital leases is included with depreciation and amortization expense.
NOTE 10 — INCOME PER SHARE AND STOCKHOLDERS’ EQUITY:
The following table reflects the calculation of basic and diluted income per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Net income per share — basic
Net income	$55,743	$40,818	$28,908

Weighted average shares outstanding	46,508	48,201	46,854

Net income per share — basic	$1.20	$0.85	$0.62

Net income per share — diluted
Net income	$55,743	$40,818	$28,908

Weighted average shares outstanding	46,508	48,201	46,854
Dilutive impact of options	1,247	1,204	385

Weighted average shares and potential dilutive shares outstanding	47,755	49,405	47,239

Net income per share — diluted	$1.17	$0.83	$0.61

Options to purchase 0.9 million shares, 0.1 million shares and 3.4 million shares of common stock were excluded from the above calculation as they were antidilutive for the years ended December 31, 2005, 2004 and 2003, respectively.

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
NOTE 11 — BUSINESS SEGMENT INFORMATION:
During the periods presented, the Company’s business segments were: Electronic Payments; Risk Management; Global Outsourcing; and, during 2004 and 2003, ATM Management. Following the consummation of the ATM Portfolio sale in November 2004, the Company ceased reporting the ATM Management segment as a separate operating segment. The Company reports segment information consistently with the way management internally disaggregates its operations to assess performance and to allocate resources. The Electronic Payments segment provides EFT processing services, including ACH processing, EBT services for government agencies, prepaid solutions and EFT software, software applications development, maintenance and installation. The Risk Management segment provides data based risk management services and other related products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides business process outsourcing and information technology services. The ATM Management segment provided ATM deployment, management and branding services.
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
The Company’s segment reporting was revised during the first quarter of 2005 to reflect modifications in the Company’s cost allocation structure. Operating expenses were reclassified based on an assessment of the Company’s technology and overhead costs to realign these costs with the segments that receive the primary benefit from the related resources. The segment information presented below for 2004 has been reclassified to reflect the Company’s 2005 business segments presentation.

Information concerning operations in the Company’s reportable segments for the year ended December 31, 2005 and the reclassified year ended December 31, 2004 is as follows:

	Year Ended December 31,
(in thousands)	2005	2004
Net revenue:
Electronic payments	$254,846	$203,609
Risk management	158,271	140,099
Global outsourcing	88,591	87,121
ATM management[1]	—	121,319

Total net revenue	501,708	552,148

Operating expenses before overhead, restructuring, other charges and contract loss provision (reversal):
Electronic payments	218,633	164,747
Risk management	92,399	82,612
Global outsourcing	65,425	63,383
ATM management[1]	—	115,064

Total operating expenses before overhead, restructuring, other charges and contract loss provision (reversal)	376,457	425,806

Allocated overhead:
Electronic payments	13,672	10,801
Risk management	9,220	9,186
Global outsourcing	9,102	6,674
ATM management[1]	—	8,198
Corporate	18,021	29,359

Total allocated overhead	50,015	64,218

Restructuring, other charges and contract loss provision (reversal):
Electronic payments	—	1,540
Risk management	—	355
Global outsourcing	—	1,103
ATM management[1]	—	371
Corporate	—	225

Total restructuring, other charges and contract loss provision (reversal)	—	3,594

Income (loss) from operations:
Electronic payments	22,541	26,521
Risk management	56,652	47,946
Global outsourcing	14,064	15,961
ATM management[1]	—	(2,314)
Corporate	(18,021)	(29,584)

Income from operations	$75,236	$58,530

[1]	See Note 4.

The operating income (loss) by segment for 2003 has not been adjusted to reflect the 2005 reclassification of operating costs because the 2003 segment expenses were maintained in a manual system and it is not practicable to extract the data needed to reclassify these amounts to correspond to the 2005 presentation. In order to provide comparable business segment information, the Company has presented the business segment operating results for the years ended December 31, 2004 and 2003 using the same methodology as was applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the 2004 10-K) and the impact of the 2005 reclassification on the results for 2004 contained in the 2004 10-K. The information shown below for 2003 using the original 2004 presentation should not be considered directly comparable to the 2005 business segment operating results shown above.

	Year Ended	Impact from	Year Ended	Year Ended
(in thousands)	December 31, 2004	Reclassifications	December 31, 2004	December 31, 2003
	(2005 Presentation)		(2004 Presentation)	(2004 Presentation)
Net revenue:
Electronic payments	$203,609	$—	$203,609	$183,556
Risk management	140,099	—	140,099	129,560
Global outsourcing	87,121	—	87,121	79,141
ATM management[1]	121,319	—	121,319	139,797

Total net revenue	552,148	—	552,148	532,054

Operating expenses before overhead, restructuring, other charges and contract loss provision (reversal):
Electronic payments	164,747	(6,761)	157,986	135,773
Risk management	82,612	(2,338)	80,274	89,138
Global outsourcing	63,383	(2,647)	60,736	64,070
ATM management[1]	115,064	(1,727)	113,337	131,939

Total operating expenses before overhead, restructuring, other charges and contract loss provision (reversal)	425,806	(13,473)	412,333	420,920

Allocated overhead:
Electronic payments	10,801	597	11,398	8,370
Risk management	9,186	290	9,476	10,084
Global outsourcing	6,674	(4)	6,670	8,088
ATM management[1]	8,198	(241)	7,957	7,437
Corporate	29,359	12,831	42,190	37,886

Total allocated overhead	64,218	13,473	77,691	71,865

Restructuring, other charges and contract loss provision (reversal):
Electronic payments	1,540	—	1,540	(1,082)
Risk management	355	—	355	824
Global outsourcing	1,103	—	1,103	877
ATM management[1]	371	—	371	244
Corporate	225	—	225	(304)

Total restructuring, other charges and contract loss provision (reversal)	3,594	—	3,594	559

Income (loss) from operations:
Electronic payments	26,521	6,164	32,685	40,495
Risk management	47,946	2,048	49,994	29,514
Global outsourcing	15,961	2,651	18,612	6,106
ATM management[1]	(2,314)	1,968	(346)	177
Corporate	(29,584)	(12,831)	(42,415)	(37,582)

Income from operations	$58,530	$—	$58,530	$38,710

[1]	See Note 4.

The Company has not disclosed assets, interest income, interest expense or income taxes by segment as this information is not reviewed by the chief operating decision maker, is not produced internally and is not practicable to prepare. Depreciation and amortization for each of the Company’s reporting segments for the years ended December 31, 2005 and 2004 is presented below. The segment information presented for 2004 has been reclassified to reflect the Company’s 2005 business segments presentation methodology.

	Year Ended December 31,
(in thousands)	2005	2004
Depreciation and amortization:
Electronic payments	$20,816	$15,438
Risk management	11,725	11,504
Global outsourcing	6,077	3,342
ATM management[1]	—	4,590
Corporate	1,164	1,327

Total depreciation and amortization	$39,782	$36,201

[1]	See Note 4.
As noted above, the 2003 segment information has not been reclassified to conform to the 2005 presentation because such a reclassification is impracticable to prepare. In order to provide comparable business segment information, the Company has presented the business segment depreciation and amortization for the years ended December 31, 2004 and 2003 using the same classification methodology as was reported in the 2004 10-K. The information presented below regarding 2003 should not be considered directly comparable to the results shown in the 2005 presentation.

	Year Ended December	Impact from	Year Ended	Year Ended
(in thousands)	31, 2004	Reclassifications	December 31, 2004	December 31, 2003
	(2005 Presentation)		(2004 Presentation)	(2004 Presentation)
Depreciation and amortization:
Electronic payments	$15,438	$(57)	$15,381	$11,489
Risk management	11,504	(65)	11,439	13,136
Global outsourcing	3,342	(50)	3,292	3,746
ATM management[1]	4,590	(52)	4,538	4,971
Corporate	1,327	224	1,551	2,043

Total net revenue	$36,201	$—	$36,201	$35,385

No customer accounted for more than 10% of the Company’s total net revenue before reimbursed expenses during 2005, 2004 or 2003.
Net revenue, classified by the geographic billing location of the customer, is as follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003
United States	$446,533	$494,998	$491,178
EMEA	36,040	31,668	22,083
India	6,534	1,794	3,266
Canada	7,421	19,359	14,751
Latin America	4,438	3,857	773
Asia	742	472	3

Total consolidated	$501,708	$552,148	$532,054

Property and equipment — net, classified by the geographic location of the controlling statutory entity, is as follows:

	December 31,
(in thousands)	2005	2004
United States	$46,706	$37,703
India	15,650	11,875
Canada	581	249
United Kingdom and other	784	493

Total consolidated	$63,721	$50,320

NOTE 12 — LEGAL PROCEEDINGS:
The Company, its former chief executive and two of its former chief financial officers were defendants in a federal securities action (the Federal Securities Action) that was pending in the U.S. District Court for the District of Arizona. The Consolidated Amended Complaint (Complaint) filed in this Action alleged, among other things, that during the period from July 21, 2000 through October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiff and other members of a putative class of shareholders suffered damages as a result. This Complaint was dismissed by order of the District Court in July 2004. The plaintiffs appealed this order of dismissal to the Ninth Circuit Court of Appeals in August 2004. At the request of the parties, the Appellate Court vacated the original briefing schedule of this appeal and the Court has not established a new briefing schedule. The plaintiffs and the defendants in this action have reached a settlement of this matter under which the defendants would pay the purported class $2.55 million. This settlement is subject to final approval by the Court. Assuming that this settlement is ultimately consummated by the parties and approved by the District Court, the Company expects that its insurance will cover the entire settlement amount.
The Company, along with numerous other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs are seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees. The plaintiffs are also asking for injunctive relief to prevent further alleged violations of the Federal Act. In March 2004, the Company joined in a motion to dismiss this case filed by a co-defendant and the Company filed its own further motion to dismiss a portion of this case and a motion for summary judgment in June 2004. All of these motions are pending before the Court. The Court stayed all further proceedings in this case pending the decision by the Eleventh Circuit of Appeals in Kehoe v. Fidelity Federal Bank & Trust. This ruling was issued in August 2005 and the plaintiffs in this case have moved the Court to re-open these proceedings. The Court has not yet ruled on this motion. The Company cannot predict whether the plaintiffs in this case will be successful in certifying their complaint as a class action. The Company believes that it has meritorious defenses with regard to the allegations made in this lawsuit and intends to vigorously defend this action. A mandatory mediation session was held with respect to this matter in March 2006, but the parties were unable to negotiate a mutually acceptable settlement of this matter.
The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business.
NOTE 13 — COMMITMENTS AND CONTINGENCIES:
Contractual cash obligations
As of December 31, 2005, the Company’s contractual cash obligations for long-term debt, capital leases, operating leases, outsourcing and maintenance obligations in the aggregate for the time periods specified were as follows:

	Payments Due by Period
(in thousands)	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$100,000	$—	$—	$—	$—	$—	$100,000
Capital lease obligations	12,003	5,030	4,405	2,446	122	—	—
Operating lease obligations[1]	80,004	13,514	14,873	12,246	9,383	7,456	22,532
Vendor obligations	76,135	28,612	23,119	14,907	3,538	3,405	2,554

Total	$268,142	$47,156	$42,397	$29,599	$13,043	$10,861	$125,086

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $3.2 million due in the future under non-cancelable subleases.
For the purposes of this table, contractual obligations for purchases of services are defined as agreements that are enforceable and legally binding and that specify all significant terms, such as fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase orders for goods and services are not included in this table, because they may represent authorizations to purchase rather than binding agreements. These orders are based upon the Company’s current service needs and are generally fulfilled by vendors within one or two months. For the vendor obligations, the Company made total payments to these vendors of approximately $43.9 million, $43.1 million and $78.9 million during the years ended December 31, 2005, 2004 and 2003, respectively. The Company is party to certain other contracts with third parties whereby the third party provides services to the Company. These services are operational in nature and the Company’s obligations under these contracts vary from period to period based on its utilization of the services. These commitments are not reflected in the table above as the associated amounts are not currently determinable.

The Company leases certain facilities, machinery and equipment through operating and capital leases. Rental expenses during the years ended December 31, 2005, 2004 and 2003 associated with certain facilities and equipment were $15.4 million, $12.6 million and $15.0 million, respectively.
The following table sets forth the Company’s future commercial commitments as of December 31, 2005:

	Commitment Expiration by Period
(in thousands)	Total	2006	2007	2008	2009	2010	Thereafter
Letters of credit and other	$673	$653	$14	$6	$—	$—	$—
Performance bonds	12,482	12,277	50	140	15	—	—

Total commitments	$13,155	$12,930	$64	$146	$15	$—	$—

In connection with its government services business and collection activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at December 31, 2005 was $12.5 million. The Company also had approximately $0.7 million of outstanding letters of credit and performance guarantees in India as of such date. These obligations were secured by time deposits in an equivalent amount.
Other commitments
As part of its transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due to the Company are included in cash and cash equivalents. The typical overnight settlement balance due to the Company ranges from $7 million to $45 million. As of December 31, 2005, approximately $41.4 million was due to the Company and it received these funds in early January 2006.
Historically, the Company has sought to maintain adequate cash balances and credit facilities to ensure that it could advance funds to one of its processing customers if unusual circumstances prevented the Company from processing this customer’s settlement files on time. In January of 2006, the Company renegotiated the terms of this arrangement and is no longer obligated to advance funds to this customer under these circumstances, although the renegotiated contract terms do require the Company to reimburse the customer for any additional fees that the customer might incur if the Company is unable to process the customer’s settlement files in a timely manner. The impact from such an event would not be material to the Company’s financial position or results of operations.
The Company’s agreements with users of its products and services generally contain indemnity clauses under which the Company agrees to indemnify its customers and hold them harmless from and against liabilities arising from claims of patent, copyright or other intellectual property infringement brought by a third party related to those products or services. The Company’s agreements may also provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by the Company or its subcontractors. Historically, the Company’s costs to defend lawsuits or settle claims relating to these indemnity agreements have not been material.
The Company’s amended and restated certificate of incorporation and by-laws require it to indemnify its directors, officers, employees and other agents to the fullest extent permitted by Delaware law. Indemnification of the Company’s employees and other agents is permitted to the same extent. The Company’s amended and restated certificate of incorporation also permits the Company to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the amended and restated certificate of incorporation would permit such indemnification. During 2005, the Company reimbursed three former officers for an aggregate of approximately $0.1 million of disgorgement obligations such officers incurred to the SEC in connection with the settlement of an SEC investigation. These indemnification obligations are also implicated with respect to the directors and officers of the Company named as defendants in the Federal Securities Actions described in Note 12. Although the Company maintains insurance policies providing coverage for these types of matters, the Company’s insurance carriers may decline coverage, or the coverage may be insufficient to cover the Company’s expenses and liabilities.

SUPPLEMENTAL INFORMATION:
EFUNDS CORPORATION
SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2005 Quarters Ended(1)
(in thousands except per share amounts)	March 31	June 30	September 30(2)	December 31
Net revenue	$114,238	$116,294	$133,150	$138,026
Operating expenses	97,447	95,952	115,250	117,823
Net income	13,164	14,142	15,778	12,659
Per share of common stock:
Net income — basic	$0.27	$0.31	$0.35	$0.28
Net income — diluted	$0.26	$0.30	$0.34	$0.27

	2004 Quarters Ended(1)
(in thousands except per share amounts)	March 31	June 30	September 30	December 31
Net revenue	$140,886	$140,712	$140,054	$130,496
Operating expenses	126,864	127,836	124,847	114,071
Net income	9,379	9,423	10,689	11,327
Per share of common stock:
Net income — basic	$0.20	$0.20	$0.22	$0.23
Net income — diluted	$0.19	$0.19	$0.22	$0.22

(1)	The sum of quarterly earnings per share may not equal annual earnings per share, due to rounding.

(2)	Net income includes a tax benefit of $4.7 million primarily due to the execution of an Advanced Pricing Agreement with the Internal Revenue Service.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in the internal controls related to financial reporting that have materially affected, or are reasonably likely to materially affect these controls since December 31, 2005.
Management’s Report on Internal Control Over Financial Reporting
The management of eFunds Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). The Company’s internal controls over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.
Management has assessed the effectiveness of the Company’s internal control system as of December 31, 2005 based on the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2005, the Company’s system of internal control over financial reporting is effective. The Company acquired WildCard Systems, Inc. (WildCard) during 2005, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, WildCard’s internal control over financial reporting associated with total assets of $68 million and total revenues of $45 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2005.
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
The Company’s proxy statement, which will be filed with the Securities and Exchange Commission on or before April 28, 2006, is incorporated by reference. Information regarding the executive officers of the Registrant appears on page 7 of this Annual Report on Form 10-K.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following financial statements, schedules and independent auditors’ report and consent are filed with or incorporated by reference in this report:

Financial Statements	Page in This Report
Reports of Independent Registered Public Accounting Firms	38-40
Consolidated Balance Sheets at December 31, 2005 and 2004	41
Consolidated Statements of Income for each of the three years in the period ended December 31, 2005	42
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2005	43
Consolidated Statements of Stockholders’ Equity	44
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005	45
Notes to Consolidated Financial Statements	46-70
Supplemental Information:
Summarized Quarterly Financial Data (Unaudited)	71
Schedule II Re: Valuation and Qualifying Accounts	F-1
Schedules other than those listed above are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes.

     The following exhibits are filed as part of or are incorporated in this report by reference:

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
2.1	Agreement and Plan of Merger, dated June 9, 2005 (the “Merger Agreement”), by and between the Company, Marlin Transaction Corporation (“Merger Sub”) and WildCard Systems, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on June 14, 2005)	*

2.2	Amendment, dated June 30, 2005, to the Merger Agreement by and between the Company, Merger Sub and WildCard Systems, Inc. (incorporated be reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 1, 2005)	*

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 the (“S-1”) filed by the Company with the Commission on April 4, 2000, Registration No. 33-333992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”))	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designations of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”))	*

4.4	Shareholder Agreement, dated as of November 19, 2003, by and between the Company and MasterCard International Incorporated (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”))	*

10.1	Tax Sharing Agreement, dated as of April 1, 2000, by and between the Company and Deluxe (incorporated by reference to Exhibit 10.3 to Amendment No. 1)	*

10.2	ONE Application Development and Support Agreement, dated as of January 1, 2000 (the “ONE Agreement”, by and between the Company and DFSI (incorporated by reference to Exhibit 10.11 to Amendment No. 1))	*

10.3	eFunds Corporation 2005 Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “March 2005 10-Q”))	*

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10.4	eFunds Corporation Stock Incentive Plan for Deluxe Conversions Awards, as amended December 8, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 8, 2000, Registration No. 333-51536)	*

10.5	eFunds Corporation Annual Incentive Plan as Amended and Restated Effective January 1, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)	*

10.6	eFunds Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 8, 2000, Registration Statement No. 333-51564)	*

10.7	eFunds Corporation Strategic Performance Incentive Plan (incorporated by reference to Exhibit 10.14 to the 2003 10-K)	*

10.8	Amended and Restated Change in Control Agreement, dated as of November 3, 2004, between the Company and Paul F. Walsh (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”))	*

10.9	Retention Agreement dated as of November 3, 2004 by and between the Company and Paul F. Walsh (incorporated by reference to Exhibit 10.10 to the 2004 10-K)	*

10.10	Restricted Stock Right Award Agreement, dated as of November 3, 2004, between the Company and Paul F. Walsh (incorporated by reference to Exhibit 10.11 to the 2004 10-K)	*

10.11	Amendment to 2004 Award Agreement, dated as of November 3, 2004, between the Company and Paul F. Walsh (incorporated by reference to Exhibit 10.12 to the 2004 10-K)	*

10.12	Restricted Stock Right Agreement, dated as of January 13, 2005, between the Company and Paul F. Walsh (incorporated by reference to Exhibit 10.4 to the March 2005 10-Q)	*

10.13	Option Agreement, dated as of January 13, 2005, between the Company and Paul F. Walsh (incorporated by reference to Exhibit 10.5 to the March 2005 10-Q)	*

10.14	Schedule identifying Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

10.15	Non-Employee Director Deferred Compensation Plan, as amended June 20, 2005 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “June 2005 10-Q”))	*

10.16	Description of compensation program for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the March 2005 10-Q)	*

10.17	Amendment to the Company’s compensation program for Non-Employee Directors (incorporated by reference to Item 1.01 of the Current Report on Form 8-K filed by the Company with the Commission on May 26, 2005)	*

10.18	Amendment, dated as of December 2000, to Tax Sharing Agreement, dated effective April 1, 2000, by and between Deluxe and the Company (incorporated by reference to Exhibit 10.42 to the 2000 10-K)	*

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10.19	Letter Agreement, dated November 19, 2001, extending the ONE Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”))	*

10.20	Amendment, dated December 20, 2005, to the ONE Agreement	Filed herewith

10.21	Transition Assistance Agreement, dated as of December 7, 2001, by and between the Company and Steven F. Coleman (incorporated by reference to Exhibit 10.29 to the 2001 10-K)	*

10.22	Transition Assistance Agreement, dated as of November 4, 2002, by and between the Company and Clyde L. Thomas (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”))	*

10.23	Schedule identifying additional Transition Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

10.24	Amendment No. 1 to eFunds Deferred Compensation Plan Trust (incorporated by reference to Exhibit 10.33 to the 2001 10-K)	*

10.25	Amendment No. 2, dated January 21, 2003, to Change in Control Agreement by and between the Company and Steven F. Coleman (incorporated by reference to Exhibit 10.3 to the March 2003 10-Q)	*

10.26	Employment Agreement, dated February 14, 2003, by and between the Company and Thomas S. Liston (incorporated by reference to Exhibit 10.9 to the March 2003 10-Q)	*

10.27	Independent Contractor Agreement, dated April 1, 2005 by and between the Company and Thomas S. Liston (incorporated by reference to Exhibit 10.2 to the June 2005 10-Q)	*

10.28	eFunds Corporation 2000 Stock Incentive Plan, as amended as of May 20, 2005 (incorporated by reference to Exhibit 10.5 to the June 2005 10-Q)	*

10.29	Asset Purchase Agreement, dated January 30, 2004 (the “Benton Acquisition Agreement”), by and between the Company and Benton Consulting Partners (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the March 2004 10-Q”))	*

10.30	Amendment, dated March 18, 2004, to the Benton Acquisition Agreement (incorporated by reference to Exhibit 10.4 to the March 2004 10-Q)	*

10.31	Asset Purchase Agreement, dated as of January 11, 2005, by and among eFunds Corporation, eFunds Government Services, Inc., eFunds International Ltd., ClearCommerce Corporation, ClearCommerce Europe Ltd. and certain stockholders (incorporated by reference to Exhibit 2.1 to the March 2005 10-Q)	*

10.32	Business Transfer Agreement, dated March 31, 2005, between India Switch Company Private limited, eFunds International India Private Limited and Classic Payment Solutions and Services Private Limited (incorporated by reference to Exhibit 2.2 to the March 2005 10-Q)	*

10.33	Credit Agreement, dated February 18, 2005, among eFunds Corporation, J.P. Morgan Chase Bank, N.A., Wells Fargo Bank, National Association, Bank of America, N.A. and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 10.1 to the March 2005 10-Q)	*

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING
10.35	Asset Purchase Agreement, dated May 3, 2005, by and between the Company, Chex Systems, Inc., National Check Protection Service Business Trust, National Data Verification Service Business Trust and certain shareholders (incorporated by reference to Exhibit 10.1 to the June 2005 10-Q)	*

10.35	Credit Agreement, dated July 1, 2005, among eFunds Corporation, J.P. Morgan Chase Bank, N.A., Bank of America, N.A., Wells Fargo Bank, National Association and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “September 2005 10-Q”))	*

10.36	Term Loan Agreement, dated July 1, 2005, among eFunds Corporation, J.P. Morgan Chase Bank, N.A., and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 10.5 to the September 2005 10-Q)	*

10.37	Note Purchase Agreement, dated September 30, 2005, among eFunds Corporation and the purchasers of the Notes thereunder (incorporated by reference to Exhibit 10.6 to the September 2005, 10-Q)	*

10.38	eFunds Corporation 2005 Special Supplemental Employment Inducement Award Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Company with the Commission on August 10, 2005, Registration No. 333-127433)	*

10.39	Form of eFunds Corporation Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2006 (the “February 2006 8-K”))	*

10.40	Form of eFunds Corporation Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the February 2006 8-K)	*

10.41	Form of Independent Director Stock Option Agreement (incorporated by reference to Exhibit 10.3 to the February 2006 8-K)	*

10.42	Restricted Stock Unit award agreement, dated January 20, 2005, by and between the Company and Clyde L. Thomas	Filed herewith

10.43	Restricted Stock Unit award agreement, dated July 1, 2005, by and between the Company and Larence Park	Filed herewith

10.44	Option Agreement, dated July 1, 2005, by and between the Company and Larence Park	Filed herewith

10.45	Separation Agreement, dated December 15, 2005, by and between the Company and Michele J. Langstaff	Filed herewith

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

24.1	Power of Attorney	Filed herewith

31.1	Section 302 Certification by Mr. Paul F. Walsh	Filed herewith

31.2	Section 302 Certification by Mr. George W. Gresham	Filed herewith

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham	Filed herewith

*	Incorporated by reference
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

eFunds Corporation
Date: March 8, 2006	By:	/s/ Paul F. Walsh
Paul F. Walsh
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 8, 2006

SIGNATURE		TITLE

By:	/s/ Paul F. Walsh	Chairman of the Board and Chief Executive Officer
	Paul F. Walsh	(Principal Executive Officer)

By:	/s/ George W. Gresham	Chief Financial Officer

	George W. Gresham	(Principal Financial and Accounting Officer)

By:	*	Director

Richard J. Almeida

By:	*	Director

John J. (Jack) Boyle III

By:	*	Director

Janet M. Clarke

By:	*	Director

Richard J. Lehmann

By:	*	Director

Robert C. Nakasone

By:	*	Director

Sheila A. Penrose

By:	*	Director

Hatim A. Tyabji

*By:	/s/ Paul F. Walsh	Director

Paul F. Walsh
Attorney-in-Fact

EFUNDS CORPORATION AND SUBSIDIARIES
SCHEDULE II RE: VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

		Balance	Charged to	Other			Balance
		at beginning	costs and	(deductions)			at end of
(in thousands)	Year	of period	expenses	charges		Deductions(1)	period
Allowance for Doubtful Accounts	2005	$2,356	$813	$507	(2)	$(301)	$3,375
	2004	3,149	18	(145	)(3)	(666)	2,356
	2003	3,012	899	307	(4)	(1,069)	3,149

(1)	Deductions from the reserve represent write-offs and recoveries of amounts for which specific reserves had been previously established.

(2)	Amounts primarily represent the balance of allowance for doubtful accounts acquired during 2005.

(3)	Amount represents the balance of allowance for doubtful accounts eliminated upon the disposition of the ATM Portfolio.

(4)	Amount represents the balance of allowance for doubtful accounts assumed upon acquisition of Oasis Technology, Ltd.

F-1

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT	PAGE NO.
10.14	Schedule identifying Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.20	Amendment, dated December 20, 2005, to the ONE Agreement

10.23	Schedule identifying additional Transition Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.42	Restricted Stock Unit award agreement, dated January 20, 2005, by and between the Company and Clyde L. Thomas

10.43	Restricted Stock Unit award agreement, dated July 1, 2005, by and between the Company and Larence Park

10.44	Option Agreement, dated July 1, 2005, by and between the Company and Larence Park

10.45	Separation Agreement, dated December 15, 2005, by and between the Company and Michele J. Langstaff

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP

24.1	Power of Attorney

31.1	Section 302 Certification by Mr. Paul F. Walsh

31.2	Section 302 Certification by Mr. George W. Gresham

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham

F-2