Form 10-Q
period 2006-03-31
EFUNDS CORP
filed 2006-05-09
CIK 1109190

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☑               Accelerated filer ☐               Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
The number of shares outstanding of the registrant’s common stock, par value $.01 per share, on May 1, 2006 was 46,512,060

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Index to Exhibits
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
Ex-31.1
Ex-31.2
Ex-32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(dollars in thousands)	2006	2005
		(revised)
Current assets:
Cash and cash equivalents	$89,072	$85,987
Restricted cash	27,068	28,183
Settlement assets	10,921	28,438
Accounts receivable – net	89,732	96,115
Deferred income taxes	18,435	27,422
Prepaid expenses and other current assets	22,964	18,341

Total current assets	258,192	284,486

Property and equipment – net	62,057	63,721
Intangible assets – net	408,001	398,337
Other non-current assets	18,344	17,638

Total non-current assets	488,402	479,696

Total assets	$746,594	$764,182

Current liabilities:
Accounts payable	$21,260	$23,902
Settlement liabilities	11,293	28,519
Accrued liabilities	26,562	56,011
Acquisition holdbacks and earn-outs	30,083	25,052
Deferred revenue and gains	26,555	23,978
Long-term debt due within one year	4,935	5,030

Total current liabilities	120,688	162,492
Long-term deferred gains	25,247	27,637
Long-term debt	106,055	106,973
Other long-term liabilities	22,142	15,481

Total liabilities	274,132	312,583

Commitments and contingencies (Notes 6, 10 & 11)
Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.01 par value (250,000,000 shares authorized; 51,057,800 shares issued and 46,466,557 shares outstanding March 31, 2006 and 50,529,045 shares issued and 45,937,802 shares outstanding at December 31, 2005)	511	505
Additional paid-in capital	508,649	498,939
Treasury stock at cost (4,591,243 shares)	(100,000)	(100,000)
Retained earnings	61,804	51,144
Accumulated other comprehensive income	1,498	1,011

Stockholders’ equity	472,462	451,599

Total liabilities and stockholders’ equity	$746,594	$764,182

See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2006	2005
		(revised)
Net revenue	$139,738	$114,238

Operating expenses:
Processing, communication and service costs	35,293	28,903
Employee costs	59,078	51,012
Depreciation and amortization	11,778	8,147
Other operating costs	18,420	11,153

Total operating expenses	124,569	99,215

Income from operations	15,169	15,023
Interest expense	(1,576)	(121)
Other income – net	807	1,596

Income before income taxes	14,400	16,498
Provision for income taxes	(3,740)	(4,608)

Net income	$10,660	$11,890

Weighted average shares outstanding	46,145	49,302
Weighted average shares and potential dilutive shares outstanding	47,026	50,964
Net income per share – basic	$0.23	$0.24
Net income per share – diluted	$0.23	$0.23
See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2006	2005
		(revised)
Cash flows from operating activities:
Net income	$10,660	$11,890
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,380	3,576
Amortization	7,398	4,571
Stock-based compensation	2,594	2,194
Excess tax benefits from share-based compensation	(912)	(538)
Deferred income taxes	10,828	4,722
Other — net	28	79
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Restricted cash	(240)	73
Accounts receivable	6,082	1,111
Accounts payable	(2,885)	(3,877)
Deferred revenue and gains	138	5,115
Income taxes receivable/payable	(17,096)	(34,274)
Other assets and liabilities	(17,156)	(14,697)

Net cash provided by (used in) operating activities	3,819	(20,055)

Cash flows from investing activities:
Capital expenditures	(8,481)	(6,653)
Acquisitions, net of cash acquired	—	(18,863)
Proceeds from dispositions	2,000	—
Purchase of short-term investments	—	(22,100)
Proceeds from sale of short-term investments	—	7,880
Other — net	(815)	(236)

Net cash used in investing activities	(7,296)	(39,972)

Cash flows from financing activities:
Purchase of common stock	—	(18,965)
Issuance of common stock	6,637	4,842
Excess tax benefits from share-based compensation	912	538
Payments on long-term debt	(1,010)	(424)
Other	23	—

Net cash provided by (used in) financing activities	6,562	(14,009)

Net increase (decrease) in cash and cash equivalents	3,085	(74,036)
Cash and cash equivalents at beginning of period	85,987	274,477

Cash and cash equivalents at end of period	$89,072	$200,441

Supplemental disclosures:
Cash paid for income taxes	$9,947	$32,640
Cash paid for interest	$2,828	$128
Noncash investing and financing activities:
Purchase of common stock	$—	$24,788
Purchase of assets under capital lease obligations	$20	$424
See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:
The goal of eFunds Corporation and its wholly-owned subsidiaries (the Company) is to enable a better way for trusted commerce by delivering risk management, electronic payment and related outsourcing solutions that strengthen its customers’ overall profitability through increased revenues, reduced costs and improved operating efficiency and technology performance. The Company’s principal focus is on issuers of transaction accounts, such as financial institutions, financial services companies, electronic funds networks, retailers, government agencies, telecommunications companies and other businesses. In evaluating its financial condition and operating results, the Company’s management focuses on revenues, operating income, return on invested capital and cash flows.
During the historical periods presented herein, the Company’s three principal business lines were:
–	Electronic Payments

–	Risk Management

–	Global Outsourcing
In July of 2005, the Company acquired WildCard Systems, Inc. (WildCard). WildCard provides prepaid products such as gift and payroll cards to financial institutions, retailers and other industry participants. WildCard provides the processing and ongoing support for all aspects of these programs. The results of operations of WildCard are reflected in the prepaid solutions component of the Company’s Electronic Payments segment in periods following the acquisition.
The unaudited condensed consolidated financial statements of the Company for the three month periods ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s results of operation and financial condition have been included. All of these adjustments were of a normal, recurring nature.
Interim results are not necessarily indicative of results for a full year. The preparation of the Company’s financial statements requires management to make various estimates and it is reasonably possible that the circumstances under which these estimates were made could change in the relatively near term. Such a change could result in a material revision to management’s estimates which could result in a material change to the Company’s financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). The Annual Report provides additional disclosures regarding the nature of the estimates made by management in preparing the Company’s financial statements. Certain amounts in prior periods have been reclassified to conform to the current period classification. The 2005 financial statements have also been revised to reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share Based Payments (SFAS No. 123R) on a modified retrospective basis.
NOTE 2 – STOCK BASED COMPENSATION:
Stock incentive plans
In connection with its initial public offering in June of 2000, the Company established the eFunds Corporation 2000 Stock Incentive Plan (the 2000 SIP) under which 9.1 million shares were reserved for issuance. The 2000 SIP provides for a broad range of methods to deliver stock-based awards, other than incentive stock options. Options issued under this plan become exercisable in varying amounts beginning generally one year after the date of grant and generally become fully vested after three years. Awards made under the 2000 SIP have a maximum term of ten years.
The Company issues restricted stock unit awards to employees and directors through the 2000 SIP and through the eFunds Corporation 2005 Special Supplemental Employment Inducement Award Plan. Restricted stock unit awards generally vest and are converted into shares of the Company’s common stock over three year periods, although the Company has granted awards with different vesting schedules in the past. The value of the restricted stock units is based on the share value at grant date and is expensed in the condensed consolidated statements of income on a straight-line basis over the service period associated with the award (generally, the vesting period). The Company did not issue any restricted stock units during the three months ended March 31, 2006. 114,000 restricted stock units were issued during the three months ended March 31, 2005. No consideration is paid by employees for these awards. The Company recorded compensation expense for restricted stock units of $0.4 million during each of the three month periods ended March 31, 2006 and 2005.
Deluxe Option Conversion Plan
In connection with the Company’s spin-off (the Spin-Off) from Deluxe Corporation (Deluxe) at the end of 2000, the Deluxe options that were outstanding as of the record date for the Spin-Off were converted into options to purchase shares of the Company and options to purchase shares of Deluxe based on a formula that compared the market value of the Company’s and Deluxe’s common stock at the record date for the Spin-Off. To accommodate this conversion, the Company established the eFunds Corporation Stock Incentive Plan for Deluxe Conversion Awards (the Conversion Plan). Options to purchase 2.9 million shares of the Company’s common stock were outstanding at December 31, 2000 under the Conversion Plan. Substantially all of these options expired or were exercised on or before December 29, 2005. The Conversion Plan was terminated on December 6, 2005, but this termination did not impact the terms of the remaining options outstanding. No awards were made under the Conversion Plan following the Spin-Off.
Employee stock purchase plan
In 2001, the Company established a non-compensatory Employee Stock Purchase Plan (ESPP) as defined in Section 423(b) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder. The Company has reserved 2.3 million shares for issuance in accordance with the provisions of the ESPP. All regular full-time employees of the Company are eligible to participate in the ESPP, subject to certain limitations. The ESPP enables eligible employees to purchase the Company’s common stock at the lesser of 85% of its fair market value on the first or last business day of each three-month purchase period. In connection with the Company’s adoption of SFAS No. 123R, the discount associated with the stock purchased by participants in the ESPP is expensed as incurred. The Company expensed $0.2 million and $0.1 million related to the ESPP during the three month periods ended March 31, 2006 and 2005, respectively.
Adoption of SFAS No. 123R
During the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments . SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that the fair value of all share-based payments to employees, including stock options, be expensed in the condensed consolidated statements of income. The Company transitioned to SFAS No. 123R using the modified retrospective method and has expensed the value of share-based payments to employees on a straight-line basis over the service period associated with the share-based award (generally the vesting period). This method requires prior period financial statements to be revised under the provisions of SFAS No. 123R to recognize compensation cost in the amounts previously reported in the pro forma footnote disclosures contained in those financial statements. The revised presentation for the first, second and third quarters of 2005 will be included in the Company’s corresponding quarterly filings on Form 10-Q during 2006.
The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS No. 123R, the Company recognized a $2.2 million and $1.8 million pre-tax charge associated with the expensing of stock options and employee stock purchase plan activity during the three months ended March 31, 2006 and 2005. These expenses were included in the Company’s employee costs and resulted in a reduction in diluted earnings per share of $0.03 for each of the three month periods ended March 31, 2006 and 2005. The total tax benefit associated with the expensing of stock options and employee stock purchase plan activity was approximately $0.8 million and $0.5 million for the three month periods ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there was an aggregate of approximately $14.6 million of unearned compensation cost related to outstanding stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years.
Prior to the adoption of SFAS No. 123R, the Company presented all of the tax benefits of the deductions that resulted from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation costs recognized for options be classified as financing cash flows.
The following is a summary of the adjustments to the condensed consolidated financial statements as a result of these revisions:

	December 31, 2005
(in thousands)		Share-based
Selected Balance Sheet Data:	As Reported	Compensation	As Revised
Long-term deferred income tax liability	$10,521	$(5,805)	$4,716
Additional paid-in capital	465,304	33,635	498,939
Retained earnings	78,974	(27,830)	51,144

	Three Months Ended March 31, 2005
(in thousands, except per share data)		Share-based
Selected Income Statement Data:	As Reported	Compensation	As Revised
Net income	$13,164	$(1,274)	$11,890
Basic earnings per share	0.27	(0.03)	0.24
Diluted earnings per share	0.26	(0.03)	0.23

	Three Months Ended March 31, 2005
(in thousands)		Share-based
Selected Business Segment Operating Income Data:	As Reported	Compensation (Pre-tax)	As Revised
Income (loss) from operations:
Electronic payments	$2,912	$(407)	$2,505
Risk management	12,892	(367)	12,525
Global outsourcing	5,893	(405)	5,488
Corporate	(4,906)	(589)	(5,495)

Income from operations	$16,791	(1,768)	$15,023

     For purposes of applying SFAS No. 123R, the weighted average estimated fair value of stock options granted during the three month periods ended March 31, 2006 and 2005 was $9.26 and $9.45, respectively. The fair value of an option is estimated on its date of grant using the Black-Scholes model based on the assumptions in the table below. The assumptions for the options’ expected life are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the option’s expected life at its grant date. The historical volatility of the Company’s stock is the primary consideration used as the basis for the volatility assumption.

	Three Months Ended
	March 31,
	2006	2005
Expected volatility	35.0%	33.2%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.5%	4.2%
Expected term[1]	5 years	7 years

[1]	The expected term assumption represents the estimated term of the options from grant date. For the three month periods ended March 31, 2006 and 2005, the expected life of the options from vest date would be approximately 3 years and 5 years, respectively.
SFAS No. 123R requires entities to estimate the number of awards that will be forfeited and to record compensation expense based on the number of awards that are expected to vest. Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures as they occurred. The cumulative effect of adopting the estimation procedures mandated by SFAS No. 123R for options issued prior to January 1, 2006 was not material to the Company’s operating results during the first quarter of 2006.
Information with respect to stock option activity during the three months ended March 31, 2006 is as follows:

		Wtd. Avg.
		Exercise
	Shares	Price
Options outstanding at January 1, 2006	3,828,498	$15.53
Options granted	891,816	24.64
Options exercised	(426,759)	13.27
Options forfeited and cancelled	(110,189)	19.31

Options outstanding at March 31, 2006	4,183,366	17.61

Options exercisable	1,957,827	13.44

     For options outstanding and exercisable at March 31, 2006, the exercise price ranges and average remaining lives in years were as follows:

Ranges of	Options	Wtd. Avg.	Wtd. Avg.	Options	Wtd. Avg.
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$6.19-$12.87	766,357	6.4	$8.95	731,299	$9.00
$12.88-$13.78	507,929	3.6	13.42	500,639	13.43
$13.79-$23.95	2,549,064	8.7	19.72	725,889	17.93
$23.96-$27.00	360,016	9.9	26.97	—	—

	4,183,366	7.8	17.61	1,957,827	13.44

     As previously noted, from time to time the Company issues restricted stock units to eligible key employees and the independent members of its Board of Directors. The units typically, although not uniformly, vest over three years. These types of awards are expensed on a straight-line basis over the related vesting period. The Company’s restricted stock activity during the quarter ended March 31, 2006 was as follows:

		Wtd. Avg.
	Shares	Grant Date Fair Value
Nonvested at January 1, 2006	291,609	$19.18
Granted	—	—
Vested	(74,302)	18.78
Cancelled	(12,447)	20.29

Nonvested at March 31, 2006	204,860	19.26

As of March 31, 2006, there was $3.4 million of unearned compensation cost related to outstanding restricted stock unit grants under the 2000 SIP. This cost is expected to be recognized over a weighted-average period of 1.8 years.
Recent accounting pronouncements
In November 2005, the Financial Accounting Standards Board issued Staff Position No. 123R-3 (FSP 123R-3), Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an optional alternative transition election for calculating the pool of excess tax benefits (APIC pool) available to absorb tax deficiencies recognized under SFAS No. 123R. Under FSP 123R-3, an entity can make a one time election to either use the alternative simplified method or use the guidance in SFAS No. 123R to calculate the APIC pool. A company may take up to one year from its initial adoption of SFAS No. 123R to make its one-time election. The Company is currently considering its alternatives and has not yet made an election.
NOTE 3 – DISPOSITIONS:
On November 19, 2004, the Company consummated an agreement (the ATM Agreement) to sell the ATM machines and merchant contracts (the ATM Portfolio) associated with its former ATM Management segment. Concurrently with the sale of the ATM Portfolio, the Company entered into a five year Master Services Agreement (MSA) with the buyer. Pursuant to the MSA, the Company is providing the buyer with transaction processing, residual administration, cash and telecommunications management, help desk and other ATM management services. The ATM Portfolio represented a significant portion of the ATM Management segment and the Company ceased presenting this business as a separate operating segment following the sale. The services provided in accordance with the MSA are presented within the Company’s remaining segments with processing service revenues and related costs being recorded within the Electronic Payments segment and revenues from ATM management services and costs reported within the Global Outsourcing segment.
The amounts received by the Company in connection with the ATM Agreement exceeded the book value of the ATM Portfolio by approximately $48 million. These excess proceeds were recorded as a deferred gain and are being ratably amortized as a reduction in the operating costs of the Company’s Global Outsourcing segment over the initial five-year term of the MSA. During the three months ended March 31, 2006, approximately $2.4 million of the deferred gain was recognized as a reduction in the “Processing, communication and service costs” incurred by this segment. At March 31, 2006, approximately $34.8 million of the implied gain is recorded as a deferred gain of which $25.2 million is recorded as long-term liabilities and the remainder is included in current liabilities.
NOTE 4 – INTANGIBLES:
Intangible assets consist primarily of goodwill, capitalized software costs and acquired contracts. The change in the carrying amount of goodwill for the three months ended March 31, 2006 is as follows:

	Electronic	Risk
(in thousands)	Payments	Management	Global Outsourcing	Other	Total
Balance as of December 31, 2005	$189,760	$33,762	$33,201	$10,462	$267,185
Goodwill acquired	6,005	3,323	1,497	—	10,825

Balance as of March 31, 2006	$195,765	$37,085	$34,698	$10,462	$278,010

Intangible assets, both acquired and developed, subject to amortization are presented below.

	Wtd. Avg.	March 31, 2006			December 31, 2005
	Amort. Period	Gross Carrying	Accumulated		Gross Carrying	Accumulated
(dollars in thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net
Software-internal use	4	$119,488	$(81,405)	$38,083	$116,351	$(78,944)	$37,407
Software-licensing and resale	4	66,213	(46,388)	19,825	64,325	(45,218)	19,107
Acquired contracts and other	8	102,630	(30,547)	72,083	102,757	(28,119)	74,638

		$288,331	$(158,340)	$129,991	$283,433	$(152,281)	$131,152

For the three month periods ended March 31, 2006 and 2005, amortization expense for intangible assets was $7.4 million and $4.6 million, respectively. The estimated amortization expense for intangible assets held at March 31, 2006 is $24 million for the remaining nine months of 2006. For the years ending December 31, 2007, 2008, 2009, 2010 and 2011, the estimated amortization expense for intangible assets held at March 31, 2006 is $28 million, $21 million, $14 million, $11 million and $9 million, respectively.
NOTE 5 – RESTRUCTURING AND ACQUISITION EXIT ACTIVITIES:
Restructuring charges
The following table summarizes the change in the Company’s restructuring accruals for the three month period ended March 31, 2006. The severance related accruals are expected to be paid through 2007 and the lease-related costs and other accruals are payable through 2010. Approximately $0.5 million of the lease-related costs are classified as other long-term liabilities. The long-term portion of these costs is recorded as other long-term liabilities and the current portion of the accruals is recorded as accrued liabilities.

		Lease-Related
	Severance	Costs &
(in thousands)	Related	Other	Total
Balance at December 31, 2005	$918	$1,146	$2,064
Cash payments	(150)	(142)	(292)

Balance at March 31, 2006	$768	$1,004	$1,772

Acquisition exit activities
The Company has been winding down certain activities associated with WildCard’s operations. During 2005, the Company recorded a restructuring reserve of $2.6 million against certain lease-related costs associated with this initiative. During the first quarter of 2006, the Company also recorded accruals of $5.0 million in connection with the anticipated severance of associates and closure of facilities as part of the further integration of this business. At March 31, 2006, approximately $6.7 million of these accruals are recorded as other long-term liabilities and are payable through 2010 and the current portion of the accruals is recorded as accrued liabilities. The following table summarizes the change in the Company’s accruals associated with acquisition exit activities for the three month period ended March 31, 2006.

		Lease-Related
	Severance	Costs &
(in thousands)	Related	Other	Total
Balance at December 31, 2005	$—	$2,444	$2,444
Severance accrual	1,343	3,641	4,984
Cash payments	(85)	(117)	(202)

Balance at March 31, 2006	$1,258	$5,968	$7,226

NOTE 6 – LONG-TERM DEBT AND BORROWING ARRANGEMENTS:
Long-term debt was as follows:

	March 31,	December 31,
(in thousands)	2006	2005
5.39% Senior Notes due 2012	$100,000	$100,000
Capital leases and other	10,990	12,003
Less capital lease and other amounts due within one year	(4,935)	(5,030)

Total	$106,055	$106,973

In connection with the acquisition of WildCard, the Company entered into a new credit agreement (the Revolving Credit Agreement) on July 1, 2005. The Revolving Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $150 million. The Company has the option to increase this commitment to $200 million if certain requirements of the Revolving Credit Agreement are satisfied. The Company can use amounts borrowed under the Revolving Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Revolving Credit Agreement provides for two optional interest rates on any borrowings thereunder. The first rate is equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5%, depending on certain conditions set forth in the Credit Agreement. The second rate was equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate, plus an additional percentage based on our leverage ratio. The terms of the Revolving Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type. The Company was in compliance with these covenants at March 31, 2006. The Company is subject to a non-use fee ranging from 0.15% to 0.30% of the unused commitment depending on the Company’s leverage ratio as defined by the agreement. This facility will mature in 2010. The Company had no outstanding borrowings under the Revolving Credit Agreement during the three months ended March 31, 2006. Certain of the Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Revolving Credit Agreement.
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
On September 30, 2005, the Company issued $100 million of senior unsecured notes (Notes) in a private offering under Rule 144A of the Securities Act of 1933, as amended. The Notes bear interest at a fixed effective interest rate of 5.39%, with interest payable semi-annually, and will mature on September 30, 2012. The indebtedness represented by the Notes ranks pari passu with the Company’s obligations under the Revolving Credit Agreement and its obligations with respect to the Notes are guaranteed by certain of its domestic subsidiaries. The Note Purchase Agreement between the Company and the purchasers of the Notes contains certain negative and affirmative covenants customary for transactions of this type. The Company was in compliance with these covenants at March 31, 2006.
The Company’s capital leases and other obligations are related to purchased software and equipment. The weighted average interest rate on capital lease obligations is approximately 7%.
NOTE 7 – INCOME PER SHARE:
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2006	2005
		(revised)
Net income per share — basic
Net income	$10,660	$11,890

Weighted average shares outstanding	46,145	49,302

Net income per share — basic	$0.23	$0.24

Net income per share — diluted
Net income	$10,660	$11,890

Weighted average shares outstanding	46,145	49,302
Dilutive impact of options	881	1,662

Weighted average shares and potential dilutive shares outstanding	47,026	50,964

Net income per share — diluted	$0.23	$0.23

Options to purchase approximately 0.3 million shares and 0.4 million shares of common stock were excluded from the above calculations as they were antidilutive during the three month periods ended March 31, 2006 and 2005, respectively.

NOTE 8 — COMPREHENSIVE INCOME:
The Company’s total comprehensive income for the three month periods ended March 31, 2006 and 2005 was $11.1 million and $11.4 million (as revised), respectively. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.
NOTE 9 – BUSINESS SEGMENT INFORMATION:
During the periods presented, the Company’s business segments were: Electronic Payments; Risk Management; and Global Outsourcing. The Company reports segment information consistently with the way management internally disaggregates its operations to assess performance and to allocate resources. The Electronic Payments segment provides electronic transaction processing services, including debit and ACH processing, EBT services for government agencies, prepaid solutions and EFT software, software applications development, maintenance and installation. The Risk Management segment provides data based risk management services and other related products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check. The Global Outsourcing segment provides business process outsourcing and information technology services.
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
Information concerning operations in the Company’s reportable segments is as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
Net revenue:		(revised)
Electronic payments	$77,069	$50,771
Risk management	42,730	37,606
Global outsourcing	19,939	25,861

Total net revenue	139,738	114,238

Operating expenses before overhead:
Electronic payments	70,862	44,415
Risk management	22,668	22,353
Global outsourcing	16,841	17,719

Total operating expenses before overhead	110,371	84,487

Allocated overhead:
Electronic payments	3,890	3,851
Risk management	2,690	2,728
Global outsourcing	2,256	2,654
Corporate	5,362	5,495

Total allocated overhead	14,198	14,728

Income (loss) from operations:
Electronic payments	2,317	2,505
Risk management	17,372	12,525
Global outsourcing	842	5,488
Corporate	(5,362)	(5,495)

Income from operations	$15,169	$15,023

The Company has not disclosed assets, interest income, interest expense or income taxes by segment because this information is not reviewed by the chief operating decision maker nor practicable to prepare. Depreciation and amortization for each of the Company’s reporting segments is as follows:

	Three Months Ended
	March 31,
(in thousands)	2006	2005
Depreciation and amortization:
Electronic payments	$7,375	$3,606
Risk management	2,374	2,931
Global outsourcing	1,702	1,303
Corporate	327	307

Total depreciation and amortization	$11,778	$8,147

Net revenue, classified by the geographic billing location of the customer, is as follows:

	Three Months Ended
	March 31,
(in thousands)	2006	2005
United States	$123,554	$102,043
EMEA	9,804	8,876
India	2,649	767
Canada	2,802	1,498
Latin America	793	899
Asia	136	155

Total consolidated	$139,738	$114,238

Property and equipment — net, classified by the geographic location of the controlling statutory entity, is as follows:

	March 31,	December 31,
(in thousands)	2006	2005
United States	$45,241	$46,706
India	15,526	15,650
Canada	578	581
United Kingdom and other	712	784

Total consolidated	$62,057	$63,721

NOTE 10 – COMMITMENTS AND CONTINGENCIES:
Contractual cash obligations
As of March 31, 2006, the Company’s contractual cash obligations for long-term debt, capital leases, operating leases, outsourcing and maintenance obligations in the aggregate for the time periods specified were as follows:

	Payments Due by December 31,
(in thousands)	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$100,000	$—	$—	$—	$—	$—	$100,000
Capital lease obligations	10,990	4,011	4,400	2,455	124	—	—
Operating lease obligations[1]	86,523	11,365	16,987	13,880	9,621	7,348	27,322
Vendor obligations	69,238	21,716	23,119	14,907	3,538	3,405	2,553

Total	$266,751	$37,092	$44,506	$31,242	$13,283	$10,753	$129,875

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $2.5 million due in the future under non-cancelable subleases.
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

Future commercial commitments
The following table sets forth the Company’s future commercial commitments, excluding loan commitments, as of March 31, 2006:

	Commitment Expiration by Period[1]
(in thousands)	Total	2006	2007	2008	2009	2010	Thereafter
Letters of credit and other	$687	$667	$14	$6	$—	$—	$—
Performance bonds	11,867	1,362	10,360	130	15	—	—

Total commitments	$12,554	$2,029	$10,374	$136	$15	$—	$—

[1]	Represents commercial commitment expirations during the last nine months of 2006 and the respective years ending December 31, 2007 through 2010 and thereafter.
In connection with its government services business and collection activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at March 31, 2006 was $11.9 million. The Company also had approximately $0.7 million of outstanding letters of credit and performance guarantees in India as of such date. These obligations were secured by time deposits in an equivalent amount.
Acquisition Holdbacks
At March 31, 2006, the Company had held back an aggregate of approximately $26.8 million of the purchase prices associated with acquisitions it completed in 2005. The Company may be required to make an additional payment of up to $64 million based on earn-out provisions negotiated in connection with these transactions. Another additional payment may also be made based on the revenues that WildCard realizes from its contract with Bank of America in 2006. Bank of America notified WildCard of its intention to terminate this contract in May 2005, prior to the execution of the definitive documentation associated with the WildCard transaction, but the effective date of this termination was extended to May 2006.
Other commitments
As part of its transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due to the Company are included in cash and cash equivalents. The typical overnight settlement balance due to the Company ranges from $41 million to $50 million. As of March 31, 2006, approximately $43.8 million was due to the Company and it received these funds in early April 2006.
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
The Company’s amended and restated certificate of incorporation and by-laws require it to indemnify its directors, officers, employees and other agents to the fullest extent permitted by Delaware law. Indemnification of the Company’s employees and other agents is permitted to the same extent. The Company’s amended and restated certificate of incorporation also permits the Company to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the amended and restated certificate of incorporation would permit such indemnification. During 2005, the Company reimbursed three former officers for an aggregate of approximately $0.1 million of disgorgement obligations such officers incurred to the SEC in connection with the settlement of an SEC investigation. These indemnification obligations were also implicated with respect to the directors and officers of the Company who were named as defendants in the Federal Securities Action described below, although this matter has now been settled. The Company maintains insurance policies providing coverage for these types of matters, but the Company’s insurance carriers may decline coverage, or the coverage may be insufficient to cover the Company’s expenses and liabilities.

Other contingencies
The Company, its former chief executive and two of its former chief financial officers were defendants in a federal securities action (the Federal Securities Action) that was pending in the U.S. District Court for the District of Arizona. The Consolidated Amended Complaint (Complaint) filed in this Action alleged, among other things, that during the period from July 21, 2000 through October 24, 2002 the defendants made false and misleading statements and omissions of material facts and that the plaintiff and other members of a putative class of shareholders suffered damages as a result. This Complaint was dismissed by order of the District Court in July 2004. The plaintiffs appealed this order of dismissal to the Ninth Circuit Court of Appeals in August 2004. The plaintiffs and the defendants in this action agreed to a settlement of this matter under which the defendants would pay the purported class $2.55 million and this settlement was approved by the District Court on April 13, 2006. The Company’s insurance carriers funded this settlement.
The Company, along with numerous other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs are seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees. The plaintiffs are also asking for injunctive relief to prevent further alleged violations of the Federal Act. In March 2004, the Company joined in a motion to dismiss this case filed by a co-defendant and the Company filed its own further motion to dismiss a portion of this case and a motion for summary judgment in June 2004. All of these motions are pending before the Court. The Court stayed all further proceedings in this case pending the decision by the Eleventh Circuit of Appeals in Kehoe v. Fidelity Federal Bank & Trust. This ruling was issued in August 2005 and the plaintiffs in this case have moved the Court to re-open these proceedings. The Court has not yet ruled on this motion. The Company cannot predict whether the plaintiffs in this case will be successful in certifying their complaint as a class action. The Company believes that it has meritorious defenses with regard to the allegations made in this lawsuit and intends to vigorously defend this action. A number of mediation sessions have been held with respect to this matter in 2006, but to date, the parties have been unable to negotiate a mutually acceptable settlement of this matter.
The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business.
NOTE 11 – SUBSEQUENT EVENTS
On April 7, 2006, the Company was informed that the Indian tax authorities had concluded that eFunds Corporation and its U.S. based subsidiary, eFunds IT Solutions Group, Inc. (eFunds IT Solutions), had created a “permanent establishment” in India because the transactions between the Company and eFunds IT Solutions, on the one hand and, the Company’s India-based subsidiaries, on the other hand, were allegedly not conducted on an arms-length basis. As a result, the Indian revenue authorities asserted that all of the income generated by the Company and eFunds IT Solutions during the twelve month period ended March 31, 2003 was subject to tax in India. The amount assessed was $23.69 million, plus $9.64 million in interest (based on the exchange rate between the U.S. dollar and the Indian Rupee on April 27, 2006).
The Company believes this claim is without merit and that neither it nor eFunds IT Solutions have a permanent establishment in India within the meaning of Article V of the United States-India Income Tax Treaty (the Tax Treaty). In any event, the Company believes that the assessment would be grossly excessive even if the Company or eFunds IT Solutions was subject to tax in India.
The Company intends to vigorously contest this assessment and pursue its administrative and legal appeals in India and the dispute resolution procedures provided for in the Tax Treaty. The pursuit of these remedies requires, however, that the Company provide a bank guarantee in favor of the Indian tax authorities in the amount of the disputed assessment, plus three and one-half years of interest thereon computed at the Indian statutory rate (12.0%). Although the Company expects that it will ultimately prevail in having this assessment overturned, or at a minimum materially reduced, it is reasonable to expect that the appeal and dispute resolution processes will require several years to complete.
In order to obtain the bank guarantee needed to pursue the Company’s appeals, the Company is in the process of amending its Credit Agreement, dated July 1, 2005, with a syndicate of banks led by JPMorgan Chase to raise the letter of credit sublimit under this Agreement from $25 million to $75 million and to allow the Company to issue letters of credit under that facility denominated in currencies other than the U.S. dollar. The Company will then issue a three and one-half year letter of credit denominated in Indian rupees in the amount of approximately $48 million to Icici Bank (ICICI) in India as collateral for the bank guarantee to be issued by ICICI in favor of the Indian taxing authorities.
The Company has appealed the assessment to the Indian Commissioner of Income Tax and filed an application for a stay of demand before the tax officer who issued the assessment. The Company will file an application to pursue the dispute resolution mechanism established under the Tax Treaty with the U.S. Competent Authority, who will seek to resolve the double taxation issues raised by this assessment with its Indian counterparts. Further proceedings in India will be stayed during these negotiations.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (MD&A) begins with an executive overview of our business that includes a description of our business goals, the business models for our segments, key events that occurred during the three month period ended March 31, 2006 and certain trends, risks and challenges. We then discuss our results of operations for the three month period ended March 31, 2006 compared to the same period in the prior year. This is followed by a discussion of our liquidity and capital resources, including our cash resources, sources and uses of cash and commercial commitments.
You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2005 Annual Report on Form 10-K (our 2005 10-K). When reviewing our MD&A (excluding the discussion concerning stock-based compensation) you should also refer to the description of our Critical Accounting Policies and Estimates in our 2005 10-K because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods. During the three months ended March 31, 2006, we adopted SFAS No. 123R and as a result, our policies and estimates related to stock-based compensation have changed as described in Note 2 to our notes to the condensed consolidated financial statements. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of our 2005 10-K and in Item 1A of this Quarterly Report on Form 10-Q.
EXECUTIVE OVERVIEW
Our Business
Our Company was incorporated in Delaware in December 1984. Prior to our initial public offering (the IPO) in June 2000, our Company was a wholly-owned subsidiary of Deluxe Corporation (Deluxe). Following the IPO, Deluxe owned approximately 88% of our outstanding common stock until in December 2000, when it distributed all of its shares of our common stock to its shareholders through a spin-off transaction. Following the spin-off, Deluxe ceased to own any shares of our common stock.
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
During the historical periods presented herein, our three principal business lines were:
–	Electronic Payments;

–	Risk Management; and

–	Global Outsourcing.
Our most profitable business segments were Electronic Payments and Risk Management.

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
Global Outsourcing
Our global outsourcing business derives its revenues from the need of companies to remain competitive through reducing costs while maintaining or improving service levels. Revenues in this segment were derived from a variety of business process outsourcing (BPO) and information technology services provided to the financial services, retail, telecommunications and government sectors through our U.S. and India based delivery centers. Our BPO services include account acquisition, telesales, credit card and brokerage support, call centers, loan processing, collections, data entry, ATM services and systems maintenance. Operating costs in this segment are primarily related to employee expenses and telecommunications and facilities costs. Our principal goal for this business is to expand its customer base by more closely tying its operations and customer acquisition activities to the support of our Electronic Payments and Risk Management segments.
Key Events During the Three Months Ended March 31, 2006
•	We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (SFAS No. 123R), using the modified retrospective methodology.

•	Negotiations to extend our contract with a significant BPO customer for whom we performed inbound telemarketing services were discontinued. The wind-down of our relationship with this customer is expected to be complete by the end of the second quarter.
Trends
Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We would identify the more material positive and negative trends affecting our business as the following:
•	prepaid solution products are experiencing the highest growth rate of any payment card product and this trend is expected to continue over the next several years, although we expect to see some moderation in growth levels seen in this industry in future periods;

•	increased fraud and regulatory requirements are driving sustained growth in the need for risk management products;

•	there continues to be a migration from the use of traditional paper checks and cash to electronic payments;

•	larger financial institutions are developing increasing expectations regarding the ability of their payment technology providers to deliver complex, comprehensive solutions addressing all forms of electronic payment types across multiple geographies; and

•	there has been an increase in regulatory and legislative activity regarding notice requirements associated with incidents involving the misappropriation of consumer data causing participants in the financial service and other industries to devote additional efforts to maintain the security of their data files.
Risks and Challenges
In addition to the trends affecting our industry and our Company as noted above, we consider risks and challenges that could impact the Company’s future financial results, including the following. These risks are more fully explained in Item 1A of the 2005 10-K and this Quarterly Report on Form 10-Q:
•	Changes in India tax laws or in the interpretation or enforcement of those laws could adversely affect our results of operations.

•	If the security of our databases is compromised, our reputation could suffer and customers may not be willing to use our products and services.

•	Estimates of future financial results are inherently unreliable.

•	Our ability to expand through acquisitions involves risks and may not be successful.

•	Consolidation in the industries we serve may adversely affect our ability to sell our products and services.

•	We are unable to predict the results of the purported class action lawsuit filed in Florida.

•	We may be unable to protect our intellectual property rights or others may claim that we are infringing on their intellectual property.

•	We face intense competition in all areas of our business, and if we do not compete effectively, our business will be harmed.

•	If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

•	Legislation or regulation could impair our ability to collect and use data, increase our operating costs or otherwise harm our business.

•	We may experience software defects, development delays and installation difficulties, which could harm our business and reputation and expose us to potential liability.

•	There are a number of risks associated with our international sales and operations that could harm our business.

•	We face termination and compliance risks with respect to our government contracts.

•	Provisions in our charter documents and Delaware law may delay or prevent a change in control of our Company that you may consider favorable.
RESULTS OF OPERATIONS
The following table presents our condensed consolidated financial results for the three month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31[1],
(dollars in millions)	2006	2005	% Change
		(revised)
Net revenue	$139.7	$114.2	22%

Operating expenses:
Processing, communication and service costs	35.3	28.9	22
Employee costs	59.1	51.0	16
Depreciation and amortization	11.8	8.1	46
Other operating costs	18.4	11.2	64

Total operating expenses	124.6	99.2	26

Income from operations	15.2	15.0	1
Interest expense	(1.6)	(0.1)	*
Other income – net	0.8	1.6	(50)

Income before income taxes	14.4	16.5	(13)
Provision for income taxes	(3.7)	(4.6)	20

Net income	$10.7	$11.9	(10)

*	Represents an increase or decrease in excess of 100%.

[1]	Amounts may not sum due to rounding.
     Net Revenue
Net revenue by reportable segment and for the Company as a whole for the three month periods ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31,[1]
(dollars in millions)	2006	2005	% Change
Electronic Payments
EFT processing	$36.3	$29.1	25%
Prepaid solutions	21.8	—	*
Government services (EBT)	10.2	13.3	(23)
Software sales	8.8	8.4	5

	77.1	50.8	52

Risk Management
Financial institution products	38.0	32.7	16
Retail products	4.7	4.9	(4)

	42.7	37.6	14

Global Outsourcing
BPO	15.7	16.6	(5)
IT services	4.2	9.3	(55)

	19.9	25.9	(23)

Total net revenue	$139.7	$114.2	22

*	Represents an increase or decrease in excess of 100%.

[1]	Amounts may not sum due to rounding.
Electronic Payments
The Electronic Payments segment revenues increased 52% during the three month period ended March 31, 2006 as compared to the same period in 2005 due to the contribution of revenues from the prepaid solutions business we acquired in the third quarter of 2005 and from an increase in EFT processing volumes from domestic and international customers. Revenues were also higher as a result of an increase in customer reimbursed network fees. These higher revenues were partially offset by a decline in government service revenues following the expiration of some of our EBT contracts.

We expect our Electronic Payments segment revenues to increase substantially in 2006 as compared to 2005 because we will receive an additional six months of revenues from the prepaid solutions business we acquired last July and due to higher EFT processing revenues from new and existing accounts. We also expect that our electronic payments business will display an increased level of seasonality in the future because a disproportionate level of activity in our prepaid solutions business typically occurs in the fourth quarter of each year due to holiday sales. Our 2006 software revenues are also expected to improve somewhat over 2005. Government services revenues in 2006 are expected to generally run at a rate consistent with that seen in the first quarter.
Risk Management
The Risk Management segment revenues increased during the three months ended March 31, 2006 as compared to the same period in 2005 due to organic growth in our financial institution product revenues and the impact of acquisitions that occurred during the second quarter of 2005. Full year 2006 revenues for our Risk Management segment are expected to increase as compared to 2005 primarily due to higher revenues from financial institutions. Revenues from our retail product suite are expected to be generally consistent with the levels seen in 2005.
Global Outsourcing
Revenues from our Global Outsourcing segment decreased during the first quarter of 2006 as compared to the same quarter in 2005 because revenues associated with an IT services migration project that was completed in 2005 did not recur in 2006. IT service revenues also declined due to a reduction in the provision of services to Deluxe Corporation (Deluxe) and because a $1 million shortfall fee received from Deluxe during the first quarter of 2005 did not recur in the first quarter of 2006. We do not expect to receive material revenues from Deluxe in the future. BPO revenues were also lower due to the loss of revenues from a customer that was acquired after the acquiring entity discontinued its use of our services. This decline in BPO revenues was partially offset during the quarter by an increase in revenues related to acquisitions completed in 2005 and from new customer growth.
Global Outsourcing segment revenues for full year 2006 are expected to decrease substantially as compared to 2005 due to the expiration of our contract with Deluxe in March 2006 and because an IT services customer migration project that we completed in 2005 will not recur in 2006. BPO revenues for 2006 are expected to be consistent with 2005 because the decline in revenues from the loss of customers should be offset by an increase in revenues from acquisitions completed in 2005 and from growth in revenues from new and existing customers.
Business Segment Operating Income
The following table presents our operating income (loss) by segment and total operating income for the three month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,
(dollars in millions)	2006	2005	% Change
		(revised)
Operating income (loss)
Electronic payments	$2.3	$2.5	(8)%
Risk management	17.4	12.5	39
Global outsourcing	0.8	5.5	(85)
Corporate	(5.4)	(5.5)	2

Total operating income[1]	$15.2	$15.0	1

[1]	Amounts may not sum due to rounding.
Electronic Payments
The decline in operating income during the three month period ended March 31, 2006 as compared to the same period in 2005 is due to the $3 million operating loss incurred by our prepaid solutions business during the quarter and the decline in our EBT revenues. These declines were partially offset by an increase in revenues associated with higher EFT processing volumes from domestic and international customers. Operating income from this segment is expected to increase in 2006 as compared to 2005 due to higher EFT processing and prepaid solutions revenues, although the impact of these increases will be offset somewhat by the expected decline in government services revenues in 2006 as compared to 2005. The substantial majority of the expected increase in the operating income from this segment will occur in the second half of the year because our prepaid solutions business is expected to incur another loss in the second quarter of the year due to the seasonality of its business and costs associated with integration efforts. This business is expected to make a substantial and positive contribution over the second half of the year. Whether this business will be accretive on an operating income level for 2006 will depend on the pace of integration activities and its level of revenues.
Risk Management
The operating income of our Risk Management segment increased during the three months ended March 31, 2006 as compared to the same period in 2005 due to the increase in financial institution product revenues being applied over a fixed cost structure. Operating income from this segment is expected to increase in 2006 as compared to 2005 as a result of higher financial institution revenues and the acquisitions we completed in 2005.
Global Outsourcing
Our global outsourcing business operated on a basically break-even basis during the three month period ended March 31, 2006 primarily due to the substantial decline in our IT services revenues and the absence of a shortfall fee from our largest IT services customer. We received a $1 million shortfall fee from that customer during the first quarter of 2005. No fees of this type were seen in the first quarter of 2006. The results of our outsourcing business will be incorporated into those of our other businesses in the future due to efforts to more closely align these activities with the support of our electronic payments and risk management businesses.
Corporate
Unallocated corporate overhead includes, among other things, executive leadership costs, investor relations and certain shared legal, consulting, accounting, finance and technology expenses. Corporate expenses during the three month period ended March 31, 2006 are generally comparable with the same period in 2005.
Operating Expenses
Operating expenses for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended March 31,
(dollars in millions)	2006	2005	% Change
		(revised)
Operating expenses:
Processing, communication and service costs	$35.3	$28.9	22%
Employee costs	59.1	51.0	16
Depreciation and amortization	11.8	8.1	46
Other operating costs	18.4	11.2	64

Total operating expenses[1]	$124.6	$99.2	26

[1]	Amounts may not sum due to rounding.
Processing, communication and service costs
This category includes the cost of transaction processing, telecommunications, computer equipment and promotional services.
Processing, communication and service costs increased during the three months ended March 31, 2006 as compared to the same period in 2005 due to the acquisition of our prepaid solutions business in July 2005 and from higher customer reimbursed network fees. Processing, communication and service costs are expected to be higher in 2006 as compared to 2005 due to expected increases in EFT processing revenues and the costs associated with the operations of the prepaid solutions business we acquired in 2005.
Employee costs
Expenses in this category represent employee compensation, payroll taxes, medical costs and other employee related costs. The increase in employee costs during the three month period ended March 31, 2006 as compared to the same period in 2005 is primarily due to the increase in employees following the acquisition of our prepaid solutions business in 2005. Company-wide headcount at March 31, 2006 was 5,700, representing a reduction of approximately 300 persons as compared to our head-count at the end of 2005. Further headcount reductions are expected in 2006 due to customer attrition in our BPO business, although employee costs will increase in 2006 as compared to 2005 due to the acquisitions we completed in 2005. At March 31, 2006, approximately 67% of our employees were located in India.

Depreciation and amortization
These costs represent the depreciation of the buildings and equipment we own and the amortization of our intangible assets, such as capitalized software costs and acquired contracts. The increase in depreciation and amortization expenses during the three months ended March 31, 2006 as compared to the same period in 2005 is due to additional expenses related to the acquisitions we completed during 2005. Because we receive tangible and intangible assets with finite lives when we acquire a company, the depreciation and amortization we record for those assets results in an incremental increase in our costs. Depreciation and amortization costs are expected to be higher in 2006 as compared to 2005 due to this dynamic.
Other operating costs
Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt expense and certain administrative costs. Other operating costs increased during the first quarter of 2006 as compared to the same period in 2005 due to an increase in consulting and temporary service costs and additional costs associated with the operations of businesses we acquired in 2005. Other operating costs are expected to increase in 2006 as compared to 2005 due to the full year impact of these acquisitions.
Interest expense
Interest expense includes interest and other fees incurred in connection with borrowings under our credit facilities and capital lease obligations. Interest expense also includes fees incurred by us in connection with our possession of escrowed funds. Interest expenses have increased significantly during the three month period ended March 31, 2006 as compared to the same period in 2005 because we borrowed a substantial amount of money in 2005 to help us fund the acquisition of our prepaid solutions business and a $100 million stock buyback.
Other income — net
Other income — net primarily includes interest and investment income and foreign currency translation adjustments. Income earned on cash, cash equivalents and short-term investments was $0.9 million for the three month period ended March 31, 2006 as compared to $1.8 million for the equivalent periods in 2005. The impact from foreign currency translations during each of the three month periods ended March 31, 2006 and 2005 was not material.
Provision for income taxes
Our effective tax rate is largely determined by our Indian subsidiary’s proportional share of our projected consolidated income. Our India-based software development and BPO operations qualify for tax incentives associated with businesses that operate within designated geographic locations in India. These incentives generally provide us with exemptions from Indian income tax on certain business income generated from these operations and phase out through March 2009. These incentives would not apply to our U.S. based business if, as the Indian taxing authorities have recently asserted, they were to become subject to income taxes in India.
Our annualized effective tax rate for the three months ended March 31, 2006 and 2005 was 26% and 28%, respectively. Our effective tax rate during the first quarter of 2006 reflects a $1.3 million tax benefit associated with our prepaid solutions operations.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Information about our financial position as of March 31, 2006 and December 31, 2005 is presented below:

	March 31,	December 31,
(dollars in millions)	2006	2005	% Change
		(revised)
Cash and cash equivalents	$89.1	$86.0	4%
Long-term debt due within one year	4.9	5.0	(2)
Long-term debt	106.1	107.0	(1)
Stockholders’ equity	472.5	451.6	5
Net working capital	137.5	122.0	13
Cash Resources
Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund planned capital expenditures. Cash and cash equivalents at March 31, 2006 included cash in India of approximately $16 million. The funds in India are held in India bank accounts denominated in India rupees or U.S. dollars. These funds are available for use in our India operations and investments.
As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in cash and cash equivalents. The typical overnight settlement balance due to us ranges from $41 million to $50 million. We plan to satisfy these liquidity requirements using cash and cash equivalents on hand as well as through the Revolving Credit Agreement described below. As of March 31, 2006, approximately $44 million was due to us and we received these funds in early April.
Sources and Uses of Cash
The following table sets forth a summary of our cash flow activity for the three months ended March 31, 2006 and 2005 and should be read in conjunction with our condensed consolidated statements of cash flows:

	Summary of Cash Flows[1]
	For the Three Months
	Ended March 31,
(in millions)	2006	2005
		(revised)
Cash provided by (used in) operating activities	$3.8	$(20.1)
Cash used in investing activities	(7.3)	(40.0)
Cash provided by (used in) financing activities	6.6	(14.0)

Net increase (decrease) in cash and cash equivalents	$3.1	$(74.0)

1Amounts may not sum due to rounding.
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
Cash flows provided by operations increased by $24 million during the three months ended March 31, 2006 as compared to the same period in 2005 primarily because the 2005 amounts reflect payment of income taxes related to the sale of our ATM Portfolio. Improvements in the collection rate of our accounts receivable also contributed to the improvement in our cash flow.
Investing Activities
Cash provided by or used in our investing activities generally reflects the sale or acquisition of assets. During the first quarter of 2006, we used approximately $8 million for capital expenditures. We received $2 million in net cash during the three months ended March 31, 2006 from the disposition of an employment screening business we acquired in 2005.
Financing Activities
We receive funds from the exercise of stock options and the sale of our shares through our employee stock purchase plan. We could also obtain funds through borrowings under our bank lines. We disburse funds if we repurchase shares of our common stock or repay debt. During the first quarter of 2006, we received proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan of $7 million and we used $1 million to make payments on our long-term debt.

Long-term Debt
In connection with our acquisition of WildCard, we entered into a new credit agreement (the Revolving Credit Agreement) on July 1, 2005. The Revolving Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $150 million. We have the option to increase this commitment to $200 million if certain requirements of the Revolving Credit Agreement are satisfied. We can use amounts borrowed under the Revolving Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Revolving Credit Agreement provides for two optional interest rates on any borrowings thereunder. The first rate is equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5%, depending on certain conditions set forth in the Credit Agreement. The second rate is equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate, plus an additional percentage based on our leverage ratio. The terms of the Revolving Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type. We are subject to a non-use fee ranging from 0.15% to 0.30% of the unused commitment depending on our leverage ratio as defined by the agreement. This facility will mature in 2010. We had no outstanding borrowings under the Revolving Credit Agreement at March 31, 2006. Certain of our domestic subsidiaries guarantee our obligations under the Revolving Credit Agreement.
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
On September 30, 2005, we issued $100 million of senior unsecured notes (the Notes) in a private offering under Rule 144A of the Securities Act of 1933, as amended. The Notes bear interest at an effective fixed interest rate of 5.39%, with interest payable semi-annually, and will mature on September 30, 2012. The indebtedness represented by the Notes ranks pari passu with our obligations under the Revolving Credit Agreement and our obligations with respect to the Notes are guaranteed by certain of our domestic subsidiaries. The Note Purchase Agreement between us and the purchasers of the Notes contains certain negative and affirmative covenants customary for transactions of this type.
Contractual Obligations and Commitments
The following table sets forth our contractual cash obligations as of March 31, 2006 in total and for the time periods specified:

	Payments Due by Period[2]
		Nine months	Three Years	Three Years
		Ended	Ended	Ended
		December 31,	December 31,	December 31,
(in millions)	Total	2006	2009	2012	Thereafter
Long-term debt	$100.0	$—	$—	$—	$100.0
Capital lease obligations	11.0	4.0	7.0	—	—
Operating lease obligations[1]	86.5	11.3	40.5	19.9	14.8
Vendor obligations	69.2	21.7	41.6	5.9	—

Total	$266.8	$37.1	$89.0	$25.8	$114.8

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $2.5 million due in the future under non-cancelable subleases.

[2]	Amounts may not sum due to rounding.
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
The following table sets forth our future commercial commitments as of March 31, 2006:

	Commitment Expiration by Period[1]
(in millions)	Total	2006	2007	2008	2009	2010	Thereafter
Letters of credit and other	$0.7	$0.7	$—	$—	$—	$—	$—
Performance bonds	11.9	1.4	10.4	0.1	—	—	—

Total commitments	$12.6	$2.1	$10.4	$0.1	$—	$—	$—

[1]	Represents commercial commitment expirations during the last nine months of 2006 and the respective years ending December 31, 2007 through 2010 and thereafter.
In connection with our government services business and collection activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at March 31, 2006 was $12 million. We also had approximately $0.7 million of outstanding letters of credit and performance guarantees in India as of such date. These obligations were secured by time deposits in an equivalent amount.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. These statements have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, reserves and allowances, income taxes and assumptions associated with stock-based compensation. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical accounting policies during the first three months of 2006 other than the implementation of Statement of Financial Accounting Standard 123R, “Stock-based Compensation,” as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2005.
FORWARD-LOOKING STATEMENTS –
We expect 2006 diluted earnings per share will be between $1.15 — $1.25 and 2006 net revenues will trend toward the low end of our previously published range of 15 – 25 percent over 2005 net revenues.
The foregoing expectations reflect the following assumptions:
•	An effective tax rate of approximately 35 percent for the balance of 2006;

•	Cash outlays for capital expenditures and product development activities will be somewhat higher than the $29.4 million seen in 2005.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as our business evolves and could have positive or negative impacts on our financial results. We had not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency rate changes as of March 31, 2006, although we may do so in the future. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses primarily in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. For the three months ended March 31, 2006, approximately 7% of our net revenues and 17% of our operating expenses were denominated in these three currencies.
We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the three months ended March 31, 2006. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, Indian rupee and Canadian dollar would have reduced our reported income before taxes during the three months ended March 31, 2006 by approximately $1 million. A 10% change in the exchange rate for the British pound, Indian rupee and Canadian dollar would also have an impact on the foreign net assets reflected in our balance sheet, but we would not expect this change to be material to our total assets.
Changes in interest rates could impact our anticipated interest income on cash, cash equivalents and short-term investments and the amount of interest we pay on borrowings under our Revolving Credit Agreement. A 10% adverse change in interest rates from the interest rates in effect at the March 31, 2006 would not, however, have had a material adverse effect on our net income or financial condition.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in the internal controls related to financial reporting that have materially affected, or are reasonably likely to materially affect, these controls since March 31, 2006.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the discussion of the Federal Securities Action, the Florida litigation and the Indian tax assessment discussed in Note 10 to the Financial Statements included in this Quarterly Report on Form 10-Q.
ITEM 1A. RISK FACTORS
CHANGES IN INDIAN TAX LAWS OR THE INTERPRETATION OR ENFORCEMENT OF THOSE LAWS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.
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
In addition, these tax benefits do not apply to our companies that operate outside of India if it is determined that they are subject to income taxes in India. In April 2006, the Indian taxing authorities asserted that our income (and that of one of our subsidiaries) for the Indian tax year ended March 31, 2003 was subject to tax in India and issued an approximately $33 million tax assessment against us. There can be no assurance that our efforts to contest the validity or amount of this assessment will be successful. In any event, we will be required to incur a substantial level of expense to pursue our appeals with respect to this matter and the posting of the collateral required to pursue these remedies will adversely affect the amount of funds available to us under our credit lines.
In addition, there can be no assurance that the Indian tax authorities will not assert additional assessments against us in the future. We do not have the resources that would be required to enable us to pursue appeals of numerous assessments of the type asserted in 2006. In such an event, we could be required to evaluate means by which we can limit our exposure to adverse action by the Indian tax authorities. Such a course of action could involve the disposition of our India-based assets, which could be disruptive to our business.

ITEM 5. OTHER INFORMATION
CAUTIONARY STATEMENTS.
When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, letters and reports to stockholders and in oral statements made by our representatives, the words or phrases ‘should,’ ‘are expected to,’ ‘targeted,’ ‘will continue,’ ‘will approximate,’ ‘is anticipated,’ ‘estimate,’ ‘project’ or similar expressions are intended to identify ‘forward-looking statements’ within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed in Item 1A of our 2005 10-K, as modified by the disclosures in Item 1A of this report, which could cause our actual results to differ materially from our historical experience and our present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed below could affect our financial performance and could cause our actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse. We will not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 6. EXHIBITS
(a) The following exhibits are filed as part of this report:

Exhibit
No.	Description	Method of filing
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed by the Company with the Commission on April 4, 2000, Registration No. 333-33992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”), Registration No. 333-33992)	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

10.1	Schedule identifying Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

10.2	eFunds Corporation Non-Employee Directors Deferred Compensation Program (as amended February 17, 2006)	Filed herewith

10.3	Release, dated February 22, 2006, by and between Michelle J. Langstaff and the Company	Filed herewith

10.4	Option Agreement, dated February 16, 2006, by and between the Company and Paul F. Walsh	Filed herewith

10.5	Amendment, dated March 2006, to that certain option agreement, dated February 16, 2006, by and between the Company and John B. (Jack) Benton	Filed herewith

31.1	Section 302 Certification by Mr. Paul F. Walsh	Filed herewith

31.2	Section 302 Certification by Mr. George W. Gresham	Filed herewith

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham	Filed herewith

*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFunds Corporation
(Registrant)

Date: May 9, 2006	/s/ Paul F. Walsh Paul F. Walsh
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 9, 2006	/s/ George W. Gresham George W. Gresham
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit
No.	Description	Page Number
10.1	Schedule identifying Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.2	eFunds Corporation Non-Employee Directors Deferred Compensation Program (as amended February 17, 2006)

10.3	Release, dated February 22, 2006, by and between Michelle J. Langstaff and the Company

10.4	Option Agreement, dated February 16, 2006, by and between the Company and Paul F. Walsh

10.5	Amendment, dated March 2006, to that certain option agreement, dated February 16, 2006, by and between the Company and John B. (Jack) Benton

31.1	Section 302 Certification by Mr. Paul F. Walsh

31.2	Section 302 Certification by Mr. George W. Gresham

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham