Form 10-Q
period 2006-06-30
EFUNDS CORP
filed 2006-08-09
CIK 1109190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $.01 per share, on July 31, 2006 was 46,587,083

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURES
Index to Exhibits
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(dollars in thousands)	2006	2005
		(revised)
Current assets:
Cash and cash equivalents	$94,574	$85,987
Restricted cash	26,966	28,183
Settlement assets	14,128	28,438
Accounts receivable — net	96,100	96,115
Deferred income taxes	19,701	27,422
Prepaid expenses and other current assets	21,543	18,341

Total current assets	273,012	284,486

Property and equipment — net	62,604	63,721
Intangible assets — net	411,805	398,337
Other non-current assets	13,667	17,638

Total non-current assets	488,076	479,696

Total assets	$761,088	$764,182

Current liabilities:
Accounts payable	$17,662	$23,902
Settlement liabilities	14,476	28,519
Accrued liabilities	36,344	56,011
Acquisition holdbacks and earn-outs	28,677	25,052
Deferred revenue and gains	25,716	23,978
Long-term debt due within one year	4,720	5,030

Total current liabilities	127,595	162,492
Long-term deferred gains	22,858	27,637
Long-term debt	105,275	106,973
Other long-term liabilities	21,090	15,481

Total liabilities	276,818	312,583

Commitments and contingencies (Notes 6 & 10)
Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.01 par value (250,000,000 shares authorized; 51,145,344 shares issued and 46,554,101 shares outstanding June 30, 2006 and 50,529,045 shares issued and 45,937,802 shares outstanding at December 31, 2005)	512	505
Additional paid-in capital	512,030	498,939
Treasury stock at cost (4,591,243 shares)	(100,000)	(100,000)
Retained earnings	71,515	51,144
Accumulated other comprehensive income	213	1,011

Stockholders’ equity	484,270	451,599

Total liabilities and stockholders’ equity	$761,088	$764,182

See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
		(revised)		(revised)
Net revenue	$132,397	$116,294	$272,135	$230,532

Operating expenses:
Processing, communication and service costs	33,046	27,612	68,339	56,515
Employee costs	55,699	49,868	114,777	100,880
Depreciation and amortization	11,854	8,077	23,632	16,224
Other operating costs	16,615	12,229	35,035	23,382

Total operating expenses	117,214	97,786	241,783	197,001

Income from operations	15,183	18,508	30,352	33,531
Interest expense	(1,424)	(130)	(3,000)	(251)
Other income — net	1,179	1,216	1,986	2,812

Income before income taxes	14,938	19,594	29,338	36,092
Provision for income taxes	(5,228)	(6,662)	(8,968)	(11,270)

Net income	$9,710	$12,932	$20,370	$24,822

Weighted average shares outstanding	46,517	45,649	46,332	47,417
Weighted average shares and potential dilutive shares outstanding	47,260	47,095	47,130	48,924
Net income per share — basic	$0.21	$0.28	$0.44	$0.52
Net income per share — diluted	$0.21	$0.27	$0.43	$0.51
See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2006	2005
		(revised)
Cash flows from operating activities:
Net income	$20,370	$24,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,728	6,947
Amortization	14,904	9,277
Stock-based compensation	4,662	4,474
Excess tax benefits from share-based compensation	(1,130)	(951)
Deferred income taxes	12,599	3,657
Other — net	79	(191)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Restricted cash	2,260	6,715
Accounts receivable	(178)	(187)
Accounts payable	(6,232)	(5,344)
Deferred revenue and gains	(2,774)	(547)
Income taxes receivable/payable	(13,159)	(26,810)
Other assets and liabilities	(16,021)	(16,903)

Net cash provided by operating activities	24,108	4,959

Cash flows from investing activities:
Capital expenditures	(20,983)	(11,790)
Acquisitions, net of cash acquired	—	(54,598)
Proceeds from dispositions	2,356	—
Purchase of short-term investments	—	(98,925)
Proceeds from sale of short-term investments	—	187,065
Other — net	(4,533)	(3,258)

Net cash (used in) provided by investing activities	(23,160)	18,494

Cash flows from financing activities:
Purchase of common stock	—	(100,000)
Issuance of common stock	8,442	8,079
Excess tax benefits from share-based compensation	1,130	951
Payments on long-term debt	(1,987)	(984)
Other	54	—

Net cash provided by (used in) financing activities	7,639	(91,954)

Net increase (decrease) in cash and cash equivalents	8,587	(68,501)
Cash and cash equivalents at beginning of period	85,987	274,477

Cash and cash equivalents at end of period	$94,574	$205,976

Supplemental disclosures:
Cash paid for income taxes	$10,654	$32,810
Cash paid for interest	$3,012	$236
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$20	$984
See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 — DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:
The goal of eFunds Corporation and its wholly-owned subsidiaries (the Company) is to enable their customers to grow their businesses while reducing transaction and infrastructure costs, detecting potential fraud and building long-term customer value. Using the business insight developed over decades of providing payment processing and information intelligence expertise, the Company delivers risk management, electronic payment and related outsourcing solutions. The Company’s principal focus is on issuers of transaction accounts, such as financial institutions, financial services companies, electronic funds networks, retailers, government agencies, telecommunications companies and other businesses. In evaluating its financial condition and operating results, the Company’s management focuses on revenues, operating income, return on invested capital and cash flows.
The Company has reclassified its segments to reflect the geographic location of its customers and the ongoing revisions of the Company’s organizational structure as part of management’s efforts to develop a more customer-focused organization. For customers based in the United States of America (US), the business has been further segmented into payment solutions and risk operations. The Company’s three principal business lines are:
-	US Payments

-	US Risk Management

-	International
In July of 2005, the Company acquired WildCard Systems, Inc. (eFunds Prepaid Solutions). eFunds Prepaid Solutions provides prepaid products such as gift and payroll cards to financial institutions, retailers and other industry participants. eFunds Prepaid Solutions provides the processing and ongoing support for all aspects of these programs. The results of operations of this business are reflected in the prepaid solutions component of the Company’s US Payments segment in periods following this acquisition.
The unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s results of operation and financial condition have been included. All of these adjustments were of a normal, recurring nature.
Interim results are not necessarily indicative of results for a full year. The preparation of the Company’s financial statements requires management to make various estimates and it is reasonably possible that the circumstances under which these estimates were made could change in the relatively near term. Such a change could result in a material revision to management’s estimates which could result in a material change to the Company’s financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). The Annual Report provides additional disclosures regarding the nature of the estimates made by management in preparing the Company’s financial statements. In addition to the reclassification of the Company’s operating segments discussed above, the 2005 financial statements have also been revised to reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share Based Payments (SFAS No. 123R), on a modified retrospective basis.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES:
Recent accounting pronouncements
In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position No. 123R-3 (FSP 123R-3), Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an optional alternative transition election for calculating the pool of excess tax benefits (APIC pool) available to absorb tax deficiencies recognized under SFAS No. 123R. Under FSP 123R-3, an entity can make a one time election to either use the alternative simplified method or use the guidance in SFAS No. 123R to calculate the

APIC pool. A company may take up to one year from its initial adoption of SFAS No. 123R to make its election. The Company is currently considering its alternatives and has not yet made an election.
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the means by which companies should account for uncertainty regarding their tax positions. This Interpretation requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained on audit. This judgment is based on an issuer’s view of the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
In March 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). EITF Issue No. 06-3 provides that companies may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this pronouncement would include taxes that are imposed on a revenue transaction between a seller and a customer, such as sales taxes, use taxes, value-added taxes and some types of excise taxes. The Company does not expect the adoption of EITF Issue No. 06-3 to have an impact on its financial position or results of operations.
Stock incentive plans
In connection with its initial public offering in June of 2000, the Company established the eFunds Corporation 2000 Stock Incentive Plan (the 2000 SIP) under which 9.1 million shares were reserved for issuance. The 2000 SIP provided for a broad range of methods to deliver stock-based awards, other than incentive stock options. Options issued under this plan became exercisable in varying amounts beginning generally one year after the date of grant and generally became fully vested after three years. Awards made under the 2000 SIP had a maximum term of ten years.
Concurrently with the closing of its acquisition of Wildcard, the Company adopted the eFunds Corporation 2005 Special Employment Inducement Award Plan (the 2005 Inducement Plan). Under the 2005 Inducement Plan, the Company is authorized to make employment inducement awards of restricted stock or restricted stock units to persons being hired in connection with a merger or acquisition involving the Company or one of its subsidiaries and the person’s prior employer. 37,500 shares of common stock of the Company are available for issuance pursuant to awards under this plan.
In May 2006, the Company’s stockholders approved the eFunds Corporation 2006 Stock Incentive Plan (2006 SIP). A total of 5.5 million shares are reserved for issuance under this plan. Like the 2000 SIP, the 2006 SIP provides for a broad range of methods to deliver stock-based awards, other than incentive stock options. Options issued under this plan are expected to have vesting schedules and maximum terms that are generally consistent with the options issued under the 2000 SIP. An award of a restricted share of stock or a restricted stock unit counts as an award of two shares under the 2006 SIP, with the result that a maximum of 2.75 million shares could be issued under the 2006 SIP if all of the awards granted under that plan were made in the form of shares of restricted stock or restricted stock units. Following the approval of the 2006 SIP, the Company terminated the 2000 SIP. This termination did not affect the terms of the awards outstanding under that plan, but no further awards may be made under it.
The Company issues restricted stock unit awards to employees and directors through the 2000 SIP, the 2006 SIP and through the 2005 Inducement Plan. Restricted stock unit awards generally vest and are converted into shares of the Company’s common stock over three year periods, although the Company has granted awards with different vesting schedules in the past. The value of the restricted stock units is based on the share value at grant date and is expensed in the condensed consolidated statements of income on a straight-line basis over the service period associated with the award (generally, the vesting period). During the three months ended June 30, 2006, the Company issued 119,000 restricted stock units under the 2006 SIP. No units were issued during the three months ended March 31, 2006. 10,000 and 124,000 restricted stock units were issued under the 2000 SIP during the three and six months ended June 30, 2005. No awards were issued under the 2005 Inducement Plan during the first six months of 2005 or 2006. No consideration is paid by award recipients for these awards. The Company recorded compensation expense for restricted stock units of $0.5 million and $0.9 million during the three and six month periods ended June 30, 2006, respectively, and $0.4 million and $0.9 million during the three and six month periods ended June 30, 2005, respectively. The Company may not issue any further restricted stock unit awards under the 2000 SIP.
Deluxe Option Conversion Plan
In connection with the Company’s spin-off (the Spin-Off) from Deluxe Corporation (Deluxe) at the end of 2000, the Deluxe options that were outstanding as of the record date for the Spin-Off were converted into options to purchase shares of the Company and options to purchase shares of Deluxe based on a formula that compared the market value of the Company’s and Deluxe’s common stock at the record date of the Spin-Off. To accommodate this conversion, the Company established the eFunds Corporation Stock Incentive Plan for Deluxe Conversion Awards (the Conversion Plan). Options to purchase 2.9 million shares of the Company’s common stock were outstanding at December 31, 2000 under the Conversion Plan. Substantially all of these options expired or were exercised on or before December 29, 2005. The Conversion Plan was terminated on December 6, 2005, but this termination did not impact the terms of the remaining options outstanding. No awards were made under the Conversion Plan following the Spin-Off.
Employee stock purchase plan
In 2001, the Company established a non-compensatory Employee Stock Purchase Plan (ESPP) as defined in Section 423(b) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder. The Company has reserved 2.3 million shares for issuance in accordance with the provisions of the ESPP. All regular full-time employees of the Company are eligible to participate in the ESPP, subject to certain limitations. The ESPP enables eligible employees to purchase the Company’s common stock at the lesser of 85% of its fair market value on the first or last business day of each three month purchase period. In connection with the Company’s adoption of SFAS No. 123R, the discount associated with the stock purchased by participants in the ESPP is expensed as incurred. The Company expensed $0.1 million and $0.3 million related to the ESPP during the three and six month periods ended June 30, 2006, respectively, and expensed $0.1 million and $0.2 million during the three and six month periods ended June 30, 2005, respectively.
Adoption of SFAS No. 123R
On January 1, 2006, the Company adopted SFAS No. 123R. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that the fair value of all share-based payments to employees, including stock options, be expensed in the condensed consolidated statements of income. The Company transitioned to SFAS No. 123R using the modified retrospective method and has expensed the value of share-based payments to employees on a straight-line basis over the service period associated with the share-based award (generally the vesting period). This method requires prior period financial statements to be revised under the provisions of SFAS No. 123R to recognize compensation cost in the amounts previously reported in the pro forma footnote disclosures contained in those financial statements. The revised presentation for the first, second and third quarters of 2005 will be included in the Company’s corresponding quarterly filings on Form 10-Q during 2006.
The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS No. 123R, the Company recognized a $1.6 million and $3.8 million pre-tax charge associated with the expensing of stock options and employee stock purchase plan activity during the three and six month periods ended June 30, 2006, respectively, and a $1.8 million and $3.6 million pre-tax charge during the three and six month periods ended June 30, 2005, respectively. These expenses were included in the Company’s employee costs and resulted in a reduction in diluted earnings per share of $0.03 for each of the three month periods ended June 30, 2006 and 2005 and a reduction of $0.08 and $0.05 for the six month periods ended June 30, 2006 and 2005, respectively. The total tax benefit associated with the expensing of stock options and employee stock purchase plan activity was approximately $0.6 million and $1.3 million for the three and six month periods ended June 30, 2006, respectively, and was approximately $0.6 million and $1.1 million for the three and six month periods ended June 30, 2005, respectively. As of June 30, 2006, there was an aggregate of approximately $11.6 million of unearned compensation cost related to outstanding stock options granted under the plans. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.
Prior to the adoption of SFAS No. 123R, the Company presented all of the tax benefits from deductions that resulted from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows.

SFAS No. 123R requires cash flows resulting from actual tax deductions in connection with a stock option exercise that are in excess of the tax benefits recognized when expensing those options be classified as financing cash flows.
The following is a summary of the adjustments to the condensed consolidated financial statements as a result of these revisions:

	December 31, 2005
(in thousands)		Share-based
Selected Balance Sheet Data:	As Reported	Compensation (pre-tax)	As Revised
Long-term deferred income tax liability	$10,521	$(5,805)	$4,716
Additional paid-in capital	465,304	33,635	498,939
Retained earnings	78,974	(27,830)	51,144

	Three Months Ended June 30, 2005
(in thousands, except per share data)		Share-based
Selected Income Statement Data:	As Reported	Compensation	As Revised
Net income	$14,142	$(1,210)	$12,932
Basic earnings per share	0.31	(0.03)	0.28
Diluted earnings per share	0.30	(0.03)	0.27

	Six Months Ended June 30, 2005
(in thousands, except per share data)		Share-based
Selected Income Statement Data:	As Reported	Compensation	As Revised
Net income	$27,306	$(2,484)	$24,822
Basic earnings per share	0.58	(0.06)	0.52
Diluted earnings per share	0.56	(0.05)	0.51
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected volatility	35.1%	34.8%	35.0%	34.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.9%	3.6%	4.5%	3.9%
Expected life [1]	5 years	7 years	5 years	7 years
Weighted average fair value at grant date	$10.04	$9.37	$9.27	$9.45

[1]	The expected term assumption represents the estimated term of the options from grant date. For the three and six month period ended June 30, 2006 and 2005, the expected life of the options from vest date would be approximately 3 years and 5 years, respectively.
SFAS No. 123R requires entities to estimate the number of awards that will be forfeited and to record compensation expense based on the number of awards that are expected to vest. Prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures as they occurred. The cumulative effect of adopting the estimation procedures mandated by SFAS No. 123R for options issued prior to January 1, 2006 was not material to the Company’s operating results.
Information with respect to stock option activity during the six months ended June 30, 2006 is as follows:

		Wtd. Avg.
		Exercise
	Shares	Price
Options outstanding at January 1, 2006	3,828,498	$15.53
Options granted	905,316	24.66
Options exercised	(513,876)	13.48
Options forfeited and cancelled	(341,411)	19.50

Options outstanding at June 30, 2006	3,878,527	17.58

Options exercisable	1,940,399	13.44

For options outstanding and exercisable at June 30, 2006, the exercise price ranges and average remaining lives in years were as follows:

Ranges of	Options	Wtd. Avg.	Wtd. Avg.	Options	Wtd. Avg.
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$6.19-$12.87	759,055	6.2	$8.95	756,798	$8.94
$12.88-$15.99	528,603	3.5	13.64	518,943	13.64
$16.00-$17.75	649,782	7.6	16.46	409,724	16.45
$17.76-$22.95	1,077,866	8.6	20.64	248,151	21.42
$22.96-$27.00	863,221	9.6	24.63	6,783	25.61

	3,878,527			1,940,399
As previously noted, from time to time the Company issues restricted stock units to eligible key employees and the independent members of its Board of Directors. The units typically, although not uniformly, vest over three years. These types of awards are expensed on a straight-line basis over the related vesting period. As of June 30, 2006, there was $3.5 million of unearned compensation cost related to outstanding restricted stock unit grants. This cost is expected to be recognized over a weighted-average period of 1.9 years.
NOTE 3 — DISPOSITIONS:
On November 19, 2004, the Company consummated an agreement (the ATM Agreement) to sell the ATM machines and merchant contracts (the ATM Portfolio) associated with its former ATM Management segment. Concurrently with the sale of the ATM Portfolio, the Company entered into a five year Master Services Agreement (MSA) with the buyer. Pursuant to the MSA, the Company is providing the buyer with transaction processing, residual administration, cash and telecommunications management, help desk and other ATM management services. The ATM Portfolio represented a significant portion of the Company’s prior ATM Management segment and the Company ceased presenting this business as a separate operating segment following this sale. The services provided in accordance with the MSA are presented within the Company’s US Payments and International segments and includes processing service revenues and related costs and revenues from ATM management services.
The amounts received by the Company in connection with the ATM Agreement exceeded the book value of the ATM Portfolio by approximately $48 million. These excess proceeds were recorded as a deferred gain and are being ratably amortized as a reduction in the operating costs of the Company’s US Payments segment over the initial five-year term of the MSA. During the three and six month periods ended June 30, 2006, approximately $2.4 million and $4.8 million, respectively, of the deferred gain was recognized as a reduction in the “Processing, communication and service costs” incurred by this segment. At June 30, 2006, approximately $32.4 million of the implied gain is recorded as a deferred gain of which $22.8 million is recorded as long-term liabilities and the remainder is included in current liabilities.
NOTE 4 — INTANGIBLES:
Intangible assets consist primarily of goodwill, capitalized software costs and acquired contracts. The change in the carrying amount of goodwill for the six month periods ended June 30, 2006 is as follows:

	US	US
(in thousands)	Payments	Risk Management	International	Other	Total
Balance as of December 31, 2005	$180,935	$43,425	$32,363	$10,462	$267,185
Goodwill acquired	8,755	3,174	3,091	—	15,020

Balance as of June 30, 2006	$189,690	$46,599	$35,454	$10,462	$282,205

Intangible assets, both acquired and developed, subject to amortization are presented below.

		June 30, 2006			December 31, 2005
	Wtd. Avg.
	Amort.	Gross			Gross
(dollars in	Period	Carrying	Accumulated		Carrying	Accumulated
thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net
Software-internal use	4	$124,133	$(83,967)	$40,166	$116,351	$(78,944)	$37,407
Software-licensing and resale	5	67,406	(47,592)	19,814	64,325	(45,218)	19,107
Acquired contracts and other	8	102,501	(32,881)	69,620	102,757	(28,119)	74,638

		$294,040	$(164,440)	$129,600	$283,433	$(152,281)	$131,152

For the three and six month periods ended June 30, 2006, amortization expense for intangible assets was $7.5 million and $14.9 million, respectively, and for the three and six month periods ending June 30, 2005 amortization expense for intangible assets was $4.7 million and $9.3 million, respectively. The estimated amortization expense for intangible assets held at June 30, 2006 is $17.4 million for the remaining six months of 2006. For the years ending December 31, 2007, 2008, 2009, 2010 and 2011, the estimated amortization expense for intangible assets held at June 30, 2006 is $29 million, $23 million, $15 million, $12 million and $9 million, respectively.
NOTE 5 — RESTRUCTURING AND ACQUISITION EXIT ACTIVITIES:
Restructuring charges
The following table summarizes the change in the Company’s restructuring accruals for the six month period ended June 30, 2006. The severance related accruals are expected to be paid through 2007 and the lease-related costs and other accruals are payable through 2010. Approximately $0.5 million of the lease-related costs are classified as other long-term liabilities. The long-term portion of these costs is recorded as other long-term liabilities and the current portion of the accruals are recorded as accrued liabilities.

		Lease-Related
	Severance	Costs &
(in thousands)	Related	Other	Total
Balance at December 31, 2005	$918	$1,146	$2,064
Cash payments	(150)	(142)	(292)

Balance at March 31, 2006	768	1,004	1,772
Additional accrual	—	184	184
Reversal of severance-related provision	(444)	—	(444)
Cash payments	(109)	(320)	(429)

Balance at June 30, 2006	$215	$868	$1,083

Acquisition exit activities
The Company has been winding down certain activities associated with the operations of its prepaid solutions business. During 2005, the Company recorded a restructuring reserve of $2.6 million against certain lease-related costs associated with this initiative. During the three months ended March 31, 2006, the Company also recorded accruals of $5.0 million in connection with the anticipated severance of associates and closure of facilities as part of the further integration of this business. At June 30, 2006, approximately $4.4 million of these accruals are recorded as other long-term liabilities and are payable through 2010 and the current portion of the accruals is recorded as accrued liabilities. The following table summarizes the change in the Company’s accruals associated with these exit activities for the six month period ended June 30, 2006.

		Lease-Related
	Severance	Costs &
(in thousands)	Related	Other	Total
Balance at December 31, 2005	$—	$2,444	$2,444
Additional accrual	1,343	3,641	4,984
Cash payments	(85)	(117)	(202)

Balance at March 31, 2006	1,258	5,968	7,226
Reversal of lease-related provision	—	(381)	(381)
Additional accrual	369	—	369
Cash payments	(9)	(118)	(127)

Balance at June 30, 2006	$1,618	$5,469	$7,087

NOTE 6 — LONG-TERM DEBT AND BORROWING ARRANGEMENTS:
Long-term debt was as follows:

	June 30,	December 31,
(in thousands)	2006	2005
5.39% Senior Notes due 2012	$100,000	$100,000
Capital leases and other	9,995	12,003
Less capital lease and other amounts due within one year	(4,720)	(5,030)

Total	$105,275	$106,973

On July 1, 2005, the Company entered into a new credit agreement (the Revolving Credit Agreement). The Revolving Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $150 million. The Company has the option to increase this commitment to $200 million if certain requirements of the Revolving Credit Agreement are satisfied. The Company can use amounts borrowed under the Revolving Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Revolving Credit Agreement provides for two optional interest rates on any borrowings thereunder. The first rate is equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5%, depending on certain conditions set forth in the Credit Agreement. The second rate is equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate, plus an additional percentage based on our leverage ratio. The terms of the Revolving Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type. The Company was in compliance with these covenants at June 30, 2006. The Company is subject to a non-use fee ranging from 0.15% to 0.30% of the unused commitment depending on the Company’s leverage ratio as defined by the agreement. This facility will mature in 2010. The Company had no outstanding borrowings under the Revolving Credit Agreement during the six months ended June 30, 2006. The Company has approximately $47 million outstanding under a letter of credit related to the Indian Tax assessment discussed in Note 10 which reduces the Company’s borrowing capacity under the Revolving Credit Agreement by a like amount. Certain of the Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Revolving Credit Agreement.
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
On September 30, 2005, the Company issued $100 million of senior unsecured notes (Notes) in a private offering under Rule 144A of the Securities Act of 1933, as amended. The Notes bear interest at a fixed effective interest rate of 5.39%, with interest payable semi-annually, and will mature on September 30, 2012. The indebtedness represented by the Notes ranks pari passu with the Company’s obligations under the Revolving Credit Agreement and its obligations with respect to the Notes are guaranteed by certain of its domestic subsidiaries. The Note Purchase Agreement between the Company and the purchasers of the Notes contains certain negative and affirmative covenants customary for transactions of this type. The Company was in compliance with these covenants at June 30, 2006.
The Company’s capital leases and other obligations are related to purchased software and equipment. The weighted average interest rate on capital lease obligations is approximately 6%.
NOTE 7 — INCOME PER SHARE:
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Net income per share — basic
Net income	$9,710	$12,932	$20,370	$24,822

Weighted average shares outstanding	46,517	45,649	46,332	47,417

Net income per share — basic	$0.21	$0.28	$0.44	$0.52

Net income per share — diluted
Net income	$9,710	$12,932	$20,370	$24,822

Weighted average shares outstanding	46,517	45,649	46,332	47,417
Dilutive impact of options	743	1,446	798	1,507

Weighted average shares and potential dilutive shares outstanding	47,260	47,095	47,130	48,924

Net income per share — diluted	$0.21	$0.27	$0.43	$0.51

Options to purchase approximately 0.4 million and 0.2 million shares of common stock were excluded from the above calculations as they were antidilutive during the three and six month periods ended June 30, 2006, respectively. Options to purchase approximately 0.9 million shares of common stock were excluded from the above calculations as they were antidilutive during both the three and six month periods ended June 30, 2005.

NOTE 8 — COMPREHENSIVE INCOME:
The Company’s total comprehensive income for the three and six month periods ended June 30, 2006 was $8.4 million and $19.6 million, respectively. The Company’s total comprehensive income (revised to reflect the adoption of SFAS No. 123R) for the three and six month periods ended June 30, 2005 was $13.0 million and $24.5 million, respectively. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.
NOTE 9 — BUSINESS SEGMENT INFORMATION:
The Company’s segment reporting was reclassified during the quarter ended June 30, 2006 to reflect the presentation that is now reviewed by the Company’s chief operating decision maker in order to allocate resources and assess performance and to reflect the ongoing revisions of its organizational structure as part of our efforts to develop a more customer-focused organization. This new presentation is based on the geographic location of the Company’s customers. For customers located in the US, the business has been further segmented into payment solutions and risk operations. The Company’s business segments are: US Payments; US Risk Management; and International. The Company reports segment information consistently with the way management internally disaggregates its operations to assess performance and to allocate resources.
The Company’s US Payments segment derives its revenue from the following:
-	Processing electronic payment transactions including electronic funds transfers (EFT), automated clearinghouse (ACH) and other payment processing services.

-	Processing and other activities associated with prepaid cards (such as payroll cards and gift cards) following the acquisition of the Company’s prepaid solutions business in July 2005.

-	Providing electronic benefit transfer (EBT) services to government agencies.

-	Licensing, maintenance and support of our EFT software and through the provision of ATM managed services.
The Company’s US Risk Management segment derives its revenues from providing data-based risk management products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check at a point-of-sale device, physical branch location or through the Internet. Risk management products and services help customers determine the likelihood and manage the investigation and risk of account fraud and identity manipulation and assess the overall risks involved in opening new accounts or accepting payment transactions. This segment also provides business process outsourcing (BPO) and account support services such as account acquisition support, credit card and brokerage support, call centers, loan processing, collections, data entry and systems maintenance.
Revenues in the Company’s International segment are derived from software sales and support activities, BPO services, electronic transaction processing services and ATM management activities.
The accounting policies of the segments are the same as those applied by the Company on a consolidated basis. For internal reporting purposes, the Company aggregates costs based upon managerial control. The majority of these managed cost groups are directly assigned to a reportable segment. For cost groups supporting more than one reportable segment, the costs are assigned based upon the product line or project benefited. The assignment of costs is based upon estimates of factors considered most appropriate for the cost group such as transactions, calls, customers, revenues and headcount. The Company does not allocate a portion of the expenses that benefit all segments and are corporate or administrative in nature. These costs are designated as Corporate expenses and include, among other things, executive leadership costs, investor relations and general legal, consulting, accounting and finance costs.

Information concerning operations in the Company’s reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Net revenue:
US Payments	$68,149	$56,395	$142,788	$111,212
US Risk Management	46,359	48,199	96,245	96,709
International	17,889	11,700	33,102	22,611

Total net revenue	132,397	116,294	272,135	230,532

Operating expenses before overhead:
US Payments	59,345	40,644	124,596	82,556
US Risk Management	27,735	31,488	57,255	62,857
International	16,008	12,572	31,330	23,926

Total operating expenses before overhead	103,088	84,704	213,181	169,339

Allocated overhead:
US Payments	3,628	3,931	7,555	8,383
US Risk Management	3,327	3,059	6,643	6,616
International	2,190	1,266	4,116	2,458
Corporate	4,981	4,826	10,288	10,205

Total allocated overhead	14,126	13,082	28,602	27,662

Income (loss) from operations:
US Payments	5,176	11,820	10,637	20,273
US Risk Management	15,297	13,652	32,347	27,236
International	(309)	(2,138)	(2,344)	(3,773)
Corporate	(4,981)	(4,826)	(10,288)	(10,205)

Income from operations	$15,183	$18,508	$30,352	$33,531

The Company has not disclosed total assets, interest income, interest expense or income taxes by segment because this information is not reviewed by the chief operating decision maker nor practicable to prepare. Depreciation and amortization for each of the Company’s reporting segments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Depreciation and amortization:
US Payments	$6,691	$3,111	$13,339	$6,423
US Risk Management	2,653	3,508	5,390	7,012
International	2,147	1,207	4,212	2,232
Corporate	363	251	691	557

Total depreciation and amortization	$11,854	$8,077	$23,632	$16,224

Stock based employee compensation for each of the Company’s reporting segments, which is included in employee costs within the consolidated financial statements, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Stock based employee compensation:
US Payments	$563	$459	$1,464	$898
US Risk Management	365	553	835	1,079
International	258	300	566	520
Corporate	386	522	939	1,105

Total stock based employee compensation	$1,572	$1,834	$3,804	$3,602

Net revenue, classified by the geographic billing location of the customer, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
United States	$114,508	$104,594	$239,033	$207,921
EMEA	12,088	8,564	21,228	17,195
India	2,379	361	5,004	472
Canada	1,803	1,437	4,405	2,558
Latin America	1,542	1,254	2,258	2,146
Asia	77	84	207	240

Total consolidated	$132,397	$116,294	$272,135	$230,532

Property and equipment — net, classified by the geographic location of the controlling statutory entity, is as follows:

	June 30,	December 31,
(in thousands)	2006	2005
United States	$46,310	$46,706
India	15,078	15,650
Canada	877	581
United Kingdom and other	339	784

Total consolidated	$62,604	$63,721

NOTE 10 — COMMITMENTS AND CONTINGENCIES:
Contractual cash obligations
As of June 30, 2006, the Company’s contractual cash obligations for long-term debt, capital leases, operating leases, outsourcing and maintenance obligations in the aggregate for the time periods specified were as follows:

	Payments Due by December 31,
(in thousands)	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$100,000	$—	$—	$—	$—	$—	$100,000
Capital lease obligations	9,995	3,027	4,392	2,452	124	—	—
Operating lease obligations[1]	80,445	6,694	17,411	13,228	9,203	7,121	26,788
Vendor obligations	61,356	15,113	23,776	14,235	2,866	2,733	2,633

Total	$251,796	$24,834	$45,579	$29,915	$12,193	$9,854	$129,421

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $2.3 million due in the future under non-cancelable subleases.
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
Future commercial commitments
The following table sets forth the Company’s future commercial commitments, excluding loan commitments, as of June 30, 2006:

	Commitment Expiration by Period[1]
(in thousands)	Total	2006	2007	2008	2009	2010	Thereafter
Letters of credit and other	$47,017	$418	$14	$5	$46,580	$—	$—
Performance bonds	11,852	1,172	10,490	175	15	—	—

Total commitments	$58,869	$1,590	$10,504	$180	$46,595	$—	$—

[1]	Represents commercial commitment expirations during the last six months of 2006 and the respective years ending December 31, 2007 through 2010 and thereafter.
In connection with its government services business and collection activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at June 30, 2006 was $11.9 million. The Company also had approximately $0.4 million of outstanding letters of credit and performance guarantees in India to support commercial activities as of such date. These obligations were secured by time deposits in an equivalent amount. In addition, the Company has a $46.6 million letter of credit outstanding related to the Indian Tax assessment discussed below.

Acquisition holdbacks
At June 30, 2006, the Company had held back an aggregate of approximately $28.7 million of the purchase prices associated with acquisitions it completed in 2005, of which $23.7 million was disbursed in July 2006. The Company may be required to make an additional payment of up to $58 million based on earn-out provisions negotiated in connection with these transactions. Another additional payment may also be made based on the revenues that the Company’s prepaid solutions business realizes from its contract with Bank of America in 2006. Bank of America notified WildCard of its intention to terminate this contract in May 2005, prior to the execution of the definitive documentation associated with the WildCard transaction, but the effective date of this termination was extended to May 2006. The Company continues to perform services in connection with this relationship notwithstanding the expiration of this agreement and has accrued $2.1 million related to this Bank of America earnout. This amount is included in the acquisition holdbacks and earn-outs balance as of June 30, 2006.
Other commitments
As part of its transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due to the Company are included in cash and cash equivalents. The typical overnight settlement balance due to the Company ranges from $40 million to $48 million. As of June 30, 2006, approximately $47.6 million was due to the Company and it received these funds in early July 2006.
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
Other contingencies
The Company, along with numerous other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs are seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees. The plaintiffs are also asking for injunctive relief to prevent further alleged violations of the Federal Act. In March 2004, the Company joined in a motion to dismiss this case filed by a co-defendant and the Company filed its own further motion to dismiss a portion of this case and a motion for summary judgment in June 2004. All of these motions are pending before the Court. The Court stayed all further proceedings in this case pending the decision by the Eleventh Circuit of Appeals in Kehoe v. Fidelity Federal Bank & Trust. This ruling was issued in August 2005 and the plaintiffs in this case have moved the Court to re-open these proceedings. The Court has not yet ruled on this motion. The Company cannot predict whether the plaintiffs in this case will be successful in certifying their complaint as a class action. The Company believes that it has meritorious defenses with regard to the allegations made in this lawsuit and intends to vigorously defend this action. A number of mediation sessions have been held with respect to this matter in 2006, but to date, the parties have been unable to negotiate a settlement of this matter. The Company maintains insurance policies providing coverage for this type of matter, but the Company’s insurance carriers may decline coverage, or the coverage may be insufficient to cover the Company’s expenses and liabilities.
The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business.
In April, 2006, the Company was informed that the Indian tax authorities had concluded that eFunds Corporation and its U.S. based subsidiary, eFunds IT Solutions Group, Inc. (eFunds IT Solutions), had created a “permanent establishment” in India because the transactions between the Company and eFunds IT Solutions, on the one hand and, the Company’s India-based subsidiaries, on the other hand, were allegedly not conducted on an arms-length basis. As a result, the Indian authorities asserted that all of the income generated by the Company and eFunds IT Solutions during the twelve month period ended March 31, 2003 was subject to tax in India. The amount assessed was $23.2 million, plus $9.4 million in interest (based on the exchange rate between the U.S. dollar and the Indian Rupee on June 30, 2006).
The Company believes this claim is without merit and that neither it nor eFunds IT Solutions has a permanent establishment in India within the meaning of Article V of the United States-India Income Tax Treaty (the Tax Treaty). In any event, the Company believes that the assessment would be grossly excessive even if the Company or eFunds IT Solutions was subject to tax in India.
The Company intends to vigorously contest this assessment and pursue its administrative and legal appeals in India and the dispute resolution procedures provided for in the Tax Treaty. The pursuit of these remedies requires, however, that the Company provide a bank guarantee in favor of the Indian tax authorities in the amount of the disputed assessment, plus three and one-half years of interest thereon computed at the Indian statutory rate (12.0%). Although the Company expects that it will ultimately prevail in having this assessment overturned, or at a minimum materially reduced, it is reasonable to expect that the appeal and dispute resolution processes will require several years to complete. The Company believes any amounts which might be paid to settle the Indian assessment would be offset by a reduction in tax assessments within the United States.
In order to obtain the bank guarantee needed to pursue the Company’s appeals, the Company amended its Revolving Credit Agreement, dated July 1, 2005, with a syndicate of banks led by JPMorgan Chase. The amendment, dated May 10, 2006, raised the letter of credit sublimit under the Revolving Credit Agreement from $25 million to $75 million and allows the Company to issue letters of credit under that facility denominated in currencies other than the U.S. dollar. The Company issued a three and one-half year letter of credit denominated in Indian rupees in the amount of approximately $47 million to Icici Bank (ICICI) in India as collateral for the bank guarantee to be issued by ICICI in favor of the Indian taxing authorities.
The Company has appealed the assessment to the Indian Commissioner of Income Tax and filed an application for a stay of demand before the tax officer who issued the assessment. The Company has filed an application to pursue the dispute resolution mechanism established under the Tax Treaty with the U.S. Competent Authority, who will seek to resolve the double taxation issues raised by this assessment with its Indian counterparts. Further proceedings in India will be stayed during these negotiations, although it is possible that the Indian authorities could issue additional assessments in respect of subsequent years. The Company believes any amounts which might be paid to settle the Indian assessment would be offset by a reduction in tax assessments within the United States.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (MD&A) begins with an executive overview of our business that includes a description of our business goals, the business models for our segments, key events that occurred during the three month period ended June 30, 2006 and certain trends, risks and challenges. We then discuss our results of operations for the three and six month periods ended June 30, 2006 compared to the same periods in the prior year. This is followed by a discussion of our liquidity and capital resources, including our cash resources, sources and uses of cash and commercial commitments.
You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2005 Annual Report on Form 10-K (our 2005 10-K). When reviewing our MD&A (excluding the discussion concerning stock-based compensation), you should also refer to the description of our Critical Accounting Policies and Estimates in our 2005 10-K because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods. On January 1, 2006, we adopted SFAS No. 123R and as a result, our policies and estimates related to stock-based compensation have changed as described in Note 2 to our notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of our 2005 10-K and in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
EXECUTIVE OVERVIEW
Our Business
Our Company was incorporated in Delaware in December 1984. Prior to our initial public offering (the IPO) in June 2000, our Company was a wholly-owned subsidiary of Deluxe Corporation (Deluxe). Following the IPO, Deluxe owned approximately 88% of our outstanding common stock until December 2000, when it distributed all of its shares of our common stock to its shareholders through a spin-off transaction. Following the spin-off, Deluxe ceased to own any shares of our common stock.
Our goal is to enable our customers to grow their businesses while reducing transaction and infrastructure costs, detecting potential fraud and building long-term customer value. Using the business insight developed over decades of providing payment processing and information intelligence expertise, we deliver risk management, electronic payment and related outsourcing solutions that strengthen our customers’ overall profitability through increased revenues, reduced costs and improved operating efficiency and technology performance. Our principal focus is on issuers of transaction accounts, such as financial institutions, financial services companies, electronic funds networks, retailers, government agencies, telecommunications companies and other businesses. In evaluating our financial condition and operating results, our management focuses on revenues, operating income, return on invested capital and cash flows.
We have reclassified our segments to reflect the presentation that is now reviewed by our chief operating decision maker in order to allocate resources and assess performance. This new presentation reflects the geographic location of our customers and the ongoing revisions of our organizational structure as part of our efforts to develop a more customer focused organization. For customers based in the US, our business has been further segmented into payment solutions and Risk operations. Our three principal business lines are:
-	US Payments

-	US Risk Management

-	International
Our most profitable business segments are US Payments and US Risk Management. Our International segment has historically incurred an operating loss as we seek to expand the scale of this business and invest in market entry activities.
In July of 2005, we acquired WildCard Systems, Inc., which we now refer to as eFunds Prepaid Solutions. This business provides prepaid products such as gift and payroll cards to financial institutions, retailers and other industry participants. We provide the processing and ongoing support for all aspects of these programs. The results of operations of our prepaid solutions business are reflected in the prepaid solutions component of our US Payments segment in periods following this acquisition.
The business model of each of our segments is summarized below.
US Payments
Our US Payments segment derives its revenue from processing electronic payment transactions including electronic funds transfers (EFT), automated clearinghouse (ACH) and other payment processing services. Revenues in this segment also reflect processing and other activities associated with prepaid cards (such as payroll cards and gift cards) following the acquisition of our prepaid solutions business in July 2005. This segment also receives revenues from providing electronic benefit transfer (EBT) services to government agencies. Other revenues included in this segment are generated through the licensing, maintenance and support of our EFT software and through the provision of ATM managed services and other business process outsourcing (BPO) services related to payment transactions. The revenues we historically derived from our IT services relationship with Deluxe are also included in this segment.
The provision of payment services requires substantial capital investment for computers and related peripherals, maintenance, system modifications and upgrades, security and redundancy. Although these requirements add barriers to competitive entrance, they also create a relatively high ratio of fixed operating costs to total costs. Processors are also required to maintain significant cash reserves to cover temporary differences in the flow of funds associated with electronic funds transfers. Additionally, the software applications used for processing transactions at our data centers and which we license to our software customers are primarily developed in-house and frequently requires complex network compliance updates and competitive upgrades, creating a dependence upon experienced and qualified information technology (IT) personnel. The costs we incur for technology improvements are necessary for us to ensure our products are continuously enhanced to provide our customers with up-to-date processing capabilities. Other operating expenses include telecommunications costs to support the transmission of electronic transactions and settlement. We focus on increasing the recurring revenue base of this business through, among other things, the retention of our current processing customers and the acquisition of new commercial relationships. We are also focused on the enhancement of our processing product suite.
US Risk Management
Our US Risk Management segment derives its revenues from providing data-based risk management products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check at a point-of-sale device, physical branch location or through the Internet. Our risk management products and services help customers determine the likelihood and manage the investigation and risk of account fraud and identity manipulation and assess the overall risks involved in opening new accounts or accepting payment transactions. This segment also provides BPO services in support of account based activities, such as account acquisition support, credit card and brokerage support, call centers, loan processing, collections, data entry and systems maintenance.
The risk products and services offered by this segment are based on or enhanced by our DebitBureau® database. DebitBureau includes data from our ChexSystems(SM) and SCAN(SM), or Shared Check Authorization Network, databases as well as from other sources. We use the data in DebitBureau to screen for potentially incorrect, inconsistent or fraudulent social security numbers, home addresses, telephone numbers, driver license information and other indicators of possible identity manipulation. Using our data, we can perform various tests to validate a consumer’s identity and assess and rank the risk of fraud associated with opening an account for or accepting a payment from that consumer. BPO revenues are derived from the need of companies to remain competitive through reducing costs while maintaining or improving service levels.
International
Revenues in our International segment are derived from software sales and support activities, BPO services, electronic transaction processing services and ATM management activities. Our principal goals for this business are expanding our software sales and our processing presence in foreign markets and improving its profitability.
Key Events During the Three Months Ended June 30, 2006
•	We reclassified our segments consistent with the way management internally disaggregates its operations to assess performance and allocate resources and to reflect the ongoing revisions of our organizational structure as part of our efforts to develop a more customer-focused organization.

•	The Indian taxing authorities issued a $32.6 million tax assessment against certain of our U.S. companies and we amended our credit facilities to enable us to issue a $47 million letter of credit needed to pursue our appeal of this assessment.

•	Paul F. Walsh and John J. (Jack) Boyle III were re-elected to our Board of Directors at our annual meeting of stockholders.

•	We adopted the eFunds Corporation 2006 Stock Incentive Plan and the eFunds Corporation 2006 Annual Incentive Plan following their approval by our stockholders at our annual meeting in May.

•	As part of the ongoing efforts to integrate our prepaid solutions business, we promoted Larry Petersen to Chief Operating Officer, eFunds Prepaid Solutions and Gary Palmer to Executive Vice President, Global Strategic Business Development.
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
Risks and Challenges
In addition to the trends affecting our industry and our Company as noted above, we consider risks and challenges that could impact the Company’s future financial results, including the following. These risks are more fully explained in Item 1A of the 2005 10-K and in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006:
•	Changes in India tax laws or in the interpretation or enforcement of those laws could adversely affect our results of operations.

•	If the security of our databases is compromised, our reputation could suffer and customers may not be willing to use our products and services.

•	Estimates of future financial results are inherently unreliable.

•	Our ability to expand through acquisitions involves risks and may not be successful.

•	Consolidation in the industries we serve may adversely affect our ability to sell our products and services.

•	We are unable to predict the results of the purported class action lawsuit filed in Florida.

•	We may be unable to protect our intellectual property rights or others may claim that we are infringing on their intellectual property.

•	We face intense competition in all areas of our business, and if we do not compete effectively, our business will be harmed.

•	If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

•	Legislation or regulation could impair our ability to collect and use data, increase our operating costs or otherwise harm our business.

•	We may experience software defects, development delays and installation difficulties, which could harm our business and reputation and expose us to potential liability.

•	There are a number of risks associated with our international sales and operations that could harm our business.

•	We face termination and compliance risks with respect to our government contracts.

•	Provisions in our charter documents and Delaware law may delay or prevent a change in control of our Company that you may consider favorable.

RESULTS OF OPERATIONS
The following table presents our condensed consolidated financial results for the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,			Six Months Ended June 30,
		2005			2005
(dollars in millions)	2006	(revised)	% Change	2006	(revised)	% Change
Net revenue	$132.4	$116.3	14%	$272.1	$230.5	18%

Operating expenses:
Processing, communication and service costs	33.0	27.6	20	68.3	56.5	21
Employee costs	55.7	49.9	12	114.8	100.9	14
Depreciation and amortization	11.9	8.1	47	23.6	16.2	46
Other operating costs	16.6	12.2	36	35.0	23.4	50

Total operating expenses[1]	117.2	97.8	20	241.8	197.0	23

Income from operations[1]	15.2	18.5	(18)	30.4	33.5	(9)
Interest expense	(1.4)	(0.1)	*	(3.0)	(0.3)	*
Other income — net	1.2	1.2	—	2.0	2.8	(29)

Income before income taxes[1]	14.9	19.6	(24)	29.3	36.1	(19)
Provision for income taxes	(5.2)	(6.7)	(22)	(9.0)	(11.3)	(20)

Net income[1]	$9.7	$12.9	(25)	$20.4	$24.8	(18)

*	Represents an increase or decrease in excess of 100%.

[1]	Amounts may not sum due to rounding.
Net Revenue
Net revenue by reportable segment and for the Company as a whole for the three and six month periods ended June 30, 2006 and 2005 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2006	2005	% Change	2006	2005	% Change
US Payments
EFT processing	$36.2	$30.7	18%	$71.1	$59.7	19%
Prepaid Solutions	17.8	—	*	39.6	—	*
Government services (EBT)	10.2	13.1	(22)	20.3	26.4	(23)
Software sales and other services	3.9	12.6	(69)	11.7	25.1	(53)

	68.1	56.4	21	142.7	111.2	28

US Risk Management
Financial institution products	36.7	34.5	6	74.7	67.2	11
Retail products	4.9	5.7	(14)	9.5	10.7	(11)
BPO	4.8	8.0	(40)	12.1	18.8	(36)

	46.4	48.2	(4)	96.3	96.7	(1)

International
Software sales	9.1	6.1	49	15.1	12.5	21
BPO	7.1	5.5	29	15.0	9.9	52
EFT processing	1.7	0.1	*	3.0	0.2	*

	17.9	11.7	53	33.1	22.6	46

Total net revenue[1]	$132.4	$116.3		$272.1	$230.5

*	Represents an increase or decrease in excess of 100%.

[1]	Amounts may not sum due to rounding.
US Payments
The US Payments segment revenues increased 21% and 28% during the three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2005 due to the contribution of revenues from the prepaid solutions business we acquired in the third quarter of 2005 and from an increase in EFT processing volumes. These higher revenues were partially offset by a decline in government service revenues following the expiration of some of our EBT contracts as well as a decline in revenues from software sales and other services as a result of the expiration of our IT services contract with Deluxe at the end of March 2006 and the completion of a customer migration project in mid-2005. We do not expect to receive material revenues from Deluxe in the future.
We expect our US Payments segment revenues to increase in 2006 as compared to 2005 because we will receive an additional six months of revenues from the prepaid solutions business we acquired in July 2005 and due to higher EFT processing revenues from new and existing accounts. We also expect that our electronic payments business will display an increased level of seasonality in the future because a disproportionate level of activity in our prepaid solutions business typically occurs in the fourth quarter of each year due to holiday gift card sales. Government services revenues for the remainder of 2006 are expected to generally run at a rate consistent with that seen in the first six months of 2006. We expect our software sales and other services revenues to decrease substantially in 2006 as compared to 2005 due to the expiration of our IT services contract with Deluxe at the end of the first quarter of 2006.
US Risk Management
The US Risk Management segment revenues decreased during the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 due to a decline in BPO revenues following the termination of a BPO relationship pursuant to which we provided inbound sales support services as a subcontractor to another call center provider. Retail product revenues also declined as a result of customer attrition. These declines were partially offset by the organic growth in our financial institution product revenues and the impact of acquisitions that occurred during the second quarter of 2005. Full year 2006 revenues for our US Risk Management segment are expected to be generally consistent with 2005 as higher revenues from financial institutions will be generally offset by lower levels of BPO revenues.
International
Revenues from our International segment increased during the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 due to higher software sales, an increase in ATM management revenues as a result of an acquisition we completed in India in June 2005 and from growth in our EFT processing activities. International segment revenues for full year 2006 are expected to increase substantially as compared to 2005 due to acquisitions we completed in 2005 and from growth in revenues from new and existing customers.
Business Segment Operating Income
The following table presents our operating income (loss) by segment and total operating income for the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2006	2005	% Change	2006	2005	% Change
Operating income (loss)
US Payments	$5.2	$11.8	(56)%	$10.6	$20.3	(48)%
US Risk Management	15.3	13.7	12	32.3	27.2	19
International	(0.3)	(2.1)	86	(2.3)	(3.8)	39
Corporate	(5.0)	(4.8)	(4)	(10.3)	(10.2)	(1)

Total operating income[1]	$15.2	$18.5	(18)	$30.4	$33.5	(9)

[1]	Amounts may not sum due to rounding.
US Payments
The decline in operating income during the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 is due to the $5.7 million and $8.8 million operating losses incurred by our prepaid solutions business during the three and six month periods ended June 30, 2006, the impact of the expiration of our contract with Deluxe and the decline in our EBT revenues. These declines were partially offset by an increase in revenues associated with higher EFT processing volumes from domestic customers. Operating income from this segment is expected to decrease in 2006 as compared to 2005 due to the expiration of the Deluxe contract, and to a lesser extent, the expected decline in government services revenues in 2006 as compared to 2005. We presently expect our prepaid solutions business will make a positive contribution over the second half of the year due to the impact of holiday gift card sales. This business will likely be largely neutral to consolidated operating income for the entirety of 2006.

US Risk Management
The operating income of our US Risk Management segment increased during the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 due to the increase in financial institution product revenues being applied over a fixed cost structure. Operating income from this segment is expected to increase in 2006 as compared to 2005 as a result of higher financial institution revenues and the acquisitions we completed in 2005.
International
The reduction in the operating loss of our International segment during the three and six month periods ended June 30, 2006 is due to an increase in software license revenues. We expect the performance of our international operations will improve in 2006 as compared to 2005 due to increased software sales, an increase in ATM management revenue from an acquisition we completed in June 2005 and growth in EFT processing activities.
Corporate
Unallocated corporate overhead includes, among other things, executive leadership costs, investor relations and certain shared legal, consulting, accounting, finance and technology expenses. Corporate expenses during the three and six month periods ended June 30, 2006 were generally comparable with same periods in 2005 and we would expect this consistency to continue for the balance of the year.
Operating Expenses
Operating expenses for the three and six month periods ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2006	2005	% Change	2006	2005	% Change
Operating expenses:
Processing, communication and service costs	$33.0	$27.6	20%	$68.3	$56.5	21%
Employee costs	55.7	49.9	12	114.8	100.9	14
Depreciation and amortization	11.9	8.1	47	23.6	16.2	46
Other operating costs	16.6	12.2	36	35.0	23.4	50

Total operating expenses[1]	$117.2	$97.8	20	$241.8	$197.0	23

[1]	Amounts may not sum due to rounding.
Processing, communication and service costs
This category includes the cost of transaction processing, telecommunications, computer equipment and promotional services. Processing, communication and service costs increased during the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 due to the acquisition of our prepaid solutions business in July 2005. Processing, communications and service costs are expected to be higher in 2006 as compared to 2005 due to expected increases in EFT processing revenues and the costs associated with the operations of the prepaid solutions business we acquired in 2005.
Employee costs
Expenses in this category represent employee compensation, payroll taxes, medical costs and other employee related costs. The increase in employee costs during the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 is primarily due to the increase in employees following the acquisition of our prepaid solutions business in July 2005. Company-wide headcount at June 30, 2006 was approximately 5,000, representing a reduction of approximately 1,000 persons as compared to our head-count at the end of 2005 with substantially all of these reductions occurring in India. Employee costs will increase in 2006 as compared to 2005 due to the acquisitions we completed in 2005 as well as an increase in headcount over the remainder of 2006 primarily in India due to the integration activities associated with our prepaid business and growth in our outsourcing activities. At June 30, 2006, approximately 63% of our employees were located in India.
Depreciation and amortization
These costs represent the depreciation of the buildings and equipment we own and the amortization of our intangible assets, such as capitalized software costs and acquired contracts. The increase in depreciation and amortization expenses during the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 is due to additional expenses related to the acquisitions we completed during 2005. Because we receive tangible and intangible assets with finite lives when we acquire a company, the depreciation and amortization we record for those assets results in an incremental increase in our costs. Depreciation and amortization costs are expected to be higher in 2006 as compared to 2005 due to this dynamic.
Other operating costs
Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt expense and certain administrative costs. Other operating costs increased during the three and six month periods ended June 30, 2006 as compared to the same periods in 2005 due to an increase in consulting and temporary service costs and additional costs associated with the operations of businesses we acquired in 2005. Other operating costs are expected to increase in 2006 as compared to 2005 due to the full year impact of these acquisitions.
Interest expense
Interest expense includes interest and other fees incurred in connection with borrowings under our credit facilities and capital lease obligations. Interest expense also includes fees incurred by us in connection with our possession of escrowed funds. Interest expenses have increased significantly during the three and six month periods ended June 30, 2006 as compared to the same period in 2005 because we borrowed a substantial amount of money in 2005 to help us fund the acquisition of our prepaid solutions business and a $100 million stock buyback.
Other income — net
Other income — net primarily includes interest and investment income and foreign currency translation adjustments. Income earned on cash, cash equivalents and short-term investments was $1.2 million and $2.1 million for the three and six month periods ended June 30, 2006 as compared to $1.5 million and $3.3 million for the equivalent periods in 2005. The impact from foreign currency translations during each of the three and six month periods ended March 31, 2006 and 2005 was not material.
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
Our annualized effective tax rate for the three and six month periods ended June 30, 2006 was 35.0% and 30.6%, respectively. For the three and six months ended June 30, 2005, our annualized effective tax rate was 34.0% and 31.2%, respectively. Our effective tax rate during the first six months of 2006 reflects a $1.3 million tax benefit associated with our prepaid solutions operations that we recognized during the first quarter of that year.
In April 2006, we were informed that the Indian tax authorities had concluded that eFunds Corporation and its U.S. based subsidiary, eFunds IT Solutions Group, Inc. (eFunds IT Solutions), had created a “permanent establishment” in India because the transactions between the Company and eFunds IT Solutions, on the one hand and, the Company’s India-based subsidiaries, on the other hand, were allegedly not conducted on an arms-length basis. As a result, the Indian revenue authorities asserted that all of the income generated by the Company and eFunds IT Solutions during the twelve month period ended March 31, 2003 was subject to tax in India. The amount assessed was $23.2 million, plus $9.4 million in interest (based on the exchange rate between the U.S. dollar and the Indian Rupee on June 30, 2006).
The Company believes this claim is without merit and that neither it nor eFunds IT Solutions has a permanent establishment in India within the meaning of Article V of the United States-India Income Tax Treaty (the Tax Treaty). In any event, the Company believes that the assessment would be grossly excessive even if the Company or eFunds IT Solutions was subject to tax in India.
The Company intends to vigorously contest this assessment and pursue its administrative and legal appeals in India and the dispute resolution procedures provided for in the Tax Treaty. The pursuit of these remedies requires, however, that the Company provide a bank guarantee in favor of the Indian tax authorities in the amount of the disputed assessment, plus three and one-half years of interest thereon computed at the Indian statutory rate (12.0%). Although the Company expects that it will ultimately prevail in having this assessment overturned, or at a minimum materially reduced, it is reasonable to expect that the appeal and dispute resolution processes will require several years to complete. The Company believes any amounts which might be paid to settle the Indian assessment would be offset by a reduction in tax assessments within the United States.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Information about our financial position as of June 30, 2006 and December 31, 2005 is presented below:

	June 30,	December 31,
(dollars in millions)	2006	2005	% Change
	(revised1)
Cash and cash equivalents	$94.6	$86.0	10%
Long-term debt due within one year	4.7	5.0	(6)
Long-term debt	105.3	107.0	(2)
Stockholders’ equity	484.3	451.6	7
Net working capital	145.4	122.0	19

[1]	Amounts have been revised to reflect the adoption of SFAS No. 123R.
Cash Resources
Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund planned capital expenditures. Cash and cash equivalents at June 30, 2006 included cash in India of approximately $14.6 million. The funds in India are held in India bank accounts denominated in India rupees or U.S. dollars. These funds are available for use in our India operations and investments.
As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in cash and cash equivalents. The typical overnight settlement balance due to us ranges from $40 million to $48 million. We plan to satisfy these liquidity requirements using cash and cash equivalents on hand as well as through the Revolving Credit Agreement described below. As of June 30, 2006, approximately $47.6 million was due to us and we received these funds in early July.
Sources and Uses of Cash
The following table sets forth a summary of our cash flow activity for the six month periods ended June 30, 2006 and 2005 and should be read in conjunction with our condensed consolidated statements of cash flows:

	Summary of Cash Flows
	For the Six Months
	Ended June 30,
(in millions)	2006	2005
		(revised1)
Cash provided by operating activities	$24.1	$5.0
Cash (used in) provided by investing activities	(23.1)	18.5
Cash provided by (used in) financing activities	7.6	(92.0)

Net increase (decrease) in cash and cash equivalents	$8.6	$(68.5)

[1]	Amounts have been revised to reflect the adoption of SFAS No. 123R.
Our current priorities for the use of our cash are:
•	investment in projects intended to increase our product delivery and operational effectiveness, enhance our product suite and the security and redundancy of our systems; and

•	funding our liquidity needs.
We have no present intention of using our available funds to pay cash dividends.

Operating Activities
Our primary source of operating cash flow is the profits we generate from our business. Operating cash outflows include payments to vendors for telecommunications services, consulting services and supplies. We also pay salaries and benefits to our employees and income taxes.
Cash flows provided by operations increased by $19.1 million during the six month period ended June 30, 2006 as compared to the same period in 2005 primarily because the 2005 amounts reflect payment of income taxes related to the sale of our ATM Portfolio.
Investing Activities
Cash provided by or used in our investing activities generally reflects the sale or acquisition of assets. During the six months ended June 30, 2006, we used approximately $21.0 million for capital expenditures as compared to $11.8 million during the first six months of 2005. This increase reflects the ongoing investment we are making in our core technology architecture, product development activities and the incremental capital needs of our Indian ATM management business and our prepaid solutions business that were acquired mid-last year. We received $2.3 million in net cash during the six months ended June 30, 2006 from the disposition of an employment screening business we acquired in 2005.
Financing Activities
We receive funds from the exercise of stock options and the sale of our shares through our employee stock purchase plan. We could also obtain funds through borrowings under our bank lines. We disburse funds if we repurchase shares of our common stock or repay debt. During the six months ended June 30, 2006, we received proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan of $8.4 million and we used $2.0 million to make payments on our long-term debt.
Long-term Debt
We entered into a new credit agreement (the Revolving Credit Agreement) on July 1, 2005. The Revolving Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $150 million. We have the option to increase this commitment to $200 million if certain requirements of the Revolving Credit Agreement are satisfied. We can use amounts borrowed under the Revolving Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Revolving Credit Agreement provides for two optional interest rates on any borrowings thereunder. The first rate is equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5%, depending on certain conditions set forth in the Credit Agreement. The second rate is equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate, plus an additional percentage based on our leverage ratio. The terms of the Revolving Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type. We are subject to a non-use fee ranging from 0.15% to 0.30% of the unused commitment depending on our leverage ratio as defined by the agreement. This facility will mature in 2010. We had no outstanding borrowings under the Revolving Credit Agreement at June 30, 2006. We have issued an approximately $47 million letter of credit to support a bank guarantee required to pursue our appeal of the Indian tax assessment described above. The issuance of this letter reduces our borrowing capacity under the Revolving Credit Agreement. Certain of our domestic subsidiaries guarantee our obligations under the Revolving Credit Agreement.
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
Contractual Obligations and Commitments
The following table sets forth our contractual cash obligations as of June 30, 2006 in total and for the time periods specified:

	Payments Due by Period[2]
		Six months	Three Years	Three Years
		Ended	Ended	Ended
		December 31,	December 31,	December 31,
	Total	2006	2009	2012	Thereafter
(in millions)
Long-term debt	$100.0	$—	$—	$100.0	$—
Capital lease obligations	10.0	3.0	7.0	—	—
Operating lease obligations[1]	80.4	6.7	39.8	19.2	14.7
Vendor obligations	61.4	15.1	40.9	5.4	—

Total	$251.8	$24.8	$87.7	$124.6	$14.7

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $2.3 million due in the future under non-cancelable subleases.

[2]	Amounts may not sum due to rounding.
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
The following table sets forth our future commercial commitments as of June 30, 2006:

	Commitment Expiration by Period[1]
(in millions)	Total	2006	2007	2008	2009	2010	Thereafter
Letters of credit and other	$47.0	$0.4	$—	$—	$46.6	$—	$—
Performance bonds	11.9	1.2	10.5	0.2	—	—	—

Total commitments	$58.9	$1.6	$10.5	$0.2	$46.6	$—	$—

[1]	Represents commercial commitment expirations during the last six months of 2006 and the respective years ending December 31, 2007 through 2010 and thereafter.
In connection with our government services business and collection activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at March 31, 2006 was $11.9 million. We also had approximately $0.4 million of outstanding letters of credit and performance guarantees in India as of such date. These obligations were secured by time deposits in an equivalent amount. The Company also has an approximately $46.6 million letter of credit outstanding under the Revolving Credit Agreement related to the Indian Tax assessment discussed in Note 10. Certain of the Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Revolving Credit Agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. These statements have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, reserves and allowances, income taxes and assumptions associated with stock-based compensation. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical accounting policies during the first six months of 2006 other than the implementation of Statement of Financial Accounting Standard 123R, Stock-based Compensation, as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2005.
FORWARD-LOOKING STATEMENTS —
The Company re-affirmed its previously published guidance that 2006 diluted earnings per share will be between $1.15 — $1.25 and reported that it now anticipates that 2006 net revenues will increase 11 — 15 percent over 2005 net revenues.
The foregoing expectations reflect the following assumptions:
•	An effective tax rate of approximately 35 percent for the balance of 2006;

•	Cash outlays for capital expenditures and product development activities in 2006 will be approximately $40 million.

•	Revenues from our prepaid business in the second half of 2006 should ramp up from those seen in the six months of this year in a manner generally consistent with historical periods and the cost savings from our integration activities related to this business should exceed $4.0 million over the balance of the year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as our business evolves and could have positive or negative impacts on our financial results. We had not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency rate changes as of June 30, 2006, although we may do so in the future. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses primarily in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. For the three and six months ended June 30, 2006, approximately 11% and 9% of our net revenues, respectively, and 18% and 17% of our operating expenses, respectively, were denominated in these three currencies.
We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the three and six months ended June 30, 2006. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, Indian rupee and Canadian dollar would have reduced our reported income before taxes during the three and six months ended June 30, 2006 by approximately $0.6 million and $1.6 million, respectively. A 10% change in the exchange rate for the British pound, Indian rupee and Canadian dollar would also have an impact on the foreign net assets reflected in our balance sheet, but we would not expect this change to be material to our total assets.
Changes in interest rates could impact our anticipated interest income on cash, cash equivalents and short-term investments and the amount of interest we pay on borrowings under our Revolving Credit Agreement. A 10% adverse change in interest rates from the interest rates in effect at the June 30, 2006 would not, however, have had a material adverse effect on our net income or financial condition.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in the internal controls related to financial reporting that have materially affected, or are reasonably likely to materially affect, these controls since June 30, 2006.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the discussion of the Florida litigation and the Indian tax assessment discussed in Note 10 to the Financial Statements included in this Quarterly Report on Form 10-Q.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual stockholder’s meeting on May 18, 2006. 42,738,587 shares were represented at the meeting, constituting 92% of the shares outstanding and eligible to vote. Four items were considered at the meeting and the results of the voting were as follows:
Proposal 1. To Elect two Class II Nominees to the Board of Directors as class III directors:

Nominee	For	Withheld
Paul F. Walsh	42,411,432	327,311
John J. (Jack) Boyle III	41,332,759	1,405,984
The terms of office of our directors Richard J. Almeida, Richard J. Lehmann, Sheila A. Penrose, Janet M. Clarke, Robert C. Nakasone and Hatim A. Tyabji also continued after the meeting.
Proposal 2. To consider and act upon a proposal to approve the eFunds Corporation 2006 Annual Incentive Plan:

For	Against	Abstain

37,401,122	717,064	113,728
Proposal 3. To consider and act upon a proposal to approve the eFunds Corporation 2006 Stock Incentive Plan:

For	Against	Abstain

29,106,718	9,010,578	114,618
Proposal 4. To ratify the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006:

For	Against	Abstain

42,381,539	330,147	27,057
ITEM 5. OTHER INFORMATION CAUTIONARY STATEMENTS
When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, letters and reports to stockholders and in oral statements made by our representatives, the words or phrases ‘should,’ ‘are expected to,’ ‘targeted,’ ‘will continue,’ ‘will approximate,’ ‘is anticipated,’ ‘estimate,’ ‘project’ or similar expressions are intended to identify ‘forward-looking statements’ within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed in Item 1A of our 2005 10-K, as modified by the disclosures in Item 1A of our report on Form 10-Q for the quarter ended March 31, 2006, which could cause our actual results to differ materially from our historical experience and our present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed in Item 1A of our 2005 10-K, as modified by the disclosures in Item 1A of our report on Form 10-Q could affect our financial performance and could cause our actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse. We will not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 6. EXHIBITS
(a) The following exhibits are filed as part of this report:

Exhibit
No.	Description	Method of filing
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed by the Company with the Commission on April 4, 2000, Registration No. 333-33992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”), Registration No. 333-33992)	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

10.1	Transition Agreement, dated May 19, 2006, by and between the company and Larence Park	Filed herewith

10.2	eFunds Corporation 2006 Stock Incentive Plan (the 2006 SIP)	Filed herewith

10.3	eFunds Corporation 2006 Annual Incentive Plan	Filed herewith

10.4	Form of Paul F. Walsh Restricted Stock Unit Award Agreement under the 2006 SIP	Filed herewith

10.5	Amendment No. 1, dated May 10, 2006, to the Credit Agreement dated July 1, 2005 among eFunds Corporation, J.P. Morgan Chase Bank, N.A., Bank of America N.A., Wells Fargo Bank National Association and J.P. Morgan Securities	Filed herewith

10.6	Form of Employee Option Agreement under the 2006 SIP	Filed herewith

10.7	Form of Independent Director Option Agreement under the 2006 SIP	Filed herewith

10.8	Form of Paul F. Walsh Option Agreement under the 2006 SIP	Filed herewith

10.9	Form of Employee Restricted Stock Unit (RSU) Agreement under the 2006 SIP	Filed herewith

10.10	Form of Independent Director RSU Agreement under the 2006 SIP	Filed herewith

10.11	Employment Agreement, entered into as of May 29, 2001, by and between Gary Palmer and Wildcard Systems, Inc.	Filed herewith

31.1	Section 302 Certification by Mr. Paul F. Walsh	Filed herewith

Exhibit
No.	Description	Method of filing
31.2	Section 302 Certification by Mr. George W. Gresham	Filed herewith

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham	Filed herewith

*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFunds Corporation
(Registrant)

Date: August 9, 2006	/s/ Paul F. Walsh

Paul F. Walsh
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 9, 2006	/s/ George W. Gresham

George W. Gresham
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit
No.	Description	Page Number
10.1	Transition Agreement, dated May 19, 2006, by and between the company and Larence Park

10.2	eFunds Corporation 2006 Stock Incentive Plan (the 2006 SIP)

10.3	eFunds Corporation 2006 Annual Incentive Plan

10.4	Form of Paul F. Walsh Restricted Stock Unit Award Agreement under the 2006 SIP

10.5	Amendment No. 1, dated May 10, 2006, to the Credit Agreement dated July 1, 2005 among eFunds Corporation, J.P. Morgan Chase Bank, N.A., Bank of America N.A., Wells Fargo Bank National Association and J.P. Morgan Securities

10.6	Form of Employee Option Agreement under the 2006 SIP

10.7	Form of Independent Director Option Agreement under the 2006 SIP

10.8	Form of Paul F. Walsh Option Agreement under the 2006 SIP

10.9	Form of Employee Restricted Stock Unit (RSU) Agreement under the 2006 SIP

10.10	Form of Independent Director RSU Agreement under the 2006 SIP

10.11	Employment Agreement, entered into as of May 29, 2001, by and between Gary Palmer and Wildcard Systems, Inc.

31.1	Section 302 Certification by Mr. Paul F. Walsh

31.2	Section 302 Certification by Mr. George W. Gresham

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham