Form 10-Q
period 2006-09-30
EFUNDS CORP
filed 2006-11-01
CIK 1109190

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $.01 per share, on October 25, 2006 was 46,827,817

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 5. OTHER INFORMATION CAUTIONARY STATEMENTS
ITEM 6. EXHIBITS
SIGNATURES
Index to Exhibits
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.7
EX-31.1
EX-31.2
EX-32.1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(dollars in thousands)	2006	2005
		(revised)
Current assets:
Cash and cash equivalents	$99,691	$87,414
Short term investments	15,600	—
Restricted cash	3,599	28,183
Settlement assets	20,489	28,438
Accounts receivable – net	96,879	96,115
Deferred income taxes	26,251	27,422
Prepaid expenses and other current assets	20,172	18,341

Total current assets	282,681	285,913

Property and equipment – net	61,268	63,721
Intangible assets – net	399,010	398,337
Other non-current assets	17,200	17,638

Total non-current assets	477,478	479,696

Total assets	$760,159	$765,609

Current liabilities:
Accounts payable	$19,059	$23,902
Settlement liabilities	20,730	28,519
Accrued liabilities	42,365	57,438
Acquisition holdbacks and earn-outs	5,991	25,052
Deferred revenue and gains	21,799	23,978
Long-term debt due within one year	4,659	5,030

Total current liabilities	114,603	163,919
Long-term deferred gains	20,468	27,637
Long-term debt	103,274	106,973
Other long-term liabilities	17,339	15,481

Total liabilities	255,684	314,010

Commitments and contingencies (Notes 6 & 10)
Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.01 par value (250,000,000 shares authorized; 51,386,217 shares issued and 46,794,974 shares outstanding September 30, 2006 and 50,529,045 shares issued and 45,937,802 shares outstanding at December 31, 2005)	514	505
Additional paid-in capital	517,372	498,939
Treasury stock at cost (4,591,243 shares)	(100,000)	(100,000)
Retained earnings	86,115	51,144
Accumulated other comprehensive income	474	1,011

Stockholders’ equity	504,475	451,599

Total liabilities and stockholders’ equity	$760,159	$765,609

See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
		(revised)		(revised)
Net revenue	$139,368	$133,150	$411,503	$363,682

Operating expenses:
Processing, communication and service costs	34,703	32,133	103,042	88,648
Employee costs	54,507	57,098	169,284	157,978
Depreciation and amortization	11,873	11,817	35,505	28,041
Other operating costs	16,415	16,547	51,450	39,929

Total operating expenses	117,498	117,595	359,281	314,596

Income from operations	21,870	15,555	52,222	49,086
Interest expense	(1,713)	(2,089)	(4,713)	(2,340)
Other income – net	768	974	2,754	3,786

Income before income taxes	20,925	14,440	50,263	50,532
Provision for income taxes	(6,324)	(210)	(15,292)	(11,480)

Net income	$14,601	$14,230	$34,971	$39,052

Weighted average shares outstanding	46,611	45,471	46,444	46,761
Weighted average shares and potential dilutive shares outstanding	47,309	46,741	47,215	48,111
Net income per share – basic	$0.31	$0.31	$0.75	$0.84
Net income per share – diluted	$0.31	$0.30	$0.74	$0.81
See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2006	2005
		(revised)
Cash flows from operating activities:
Net income	$34,971	$39,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,022	11,710
Amortization	22,483	16,331
Stock-based compensation	6,941	7,295
Excess tax benefits from share-based compensation	(1,401)	(1,445)
Deferred income taxes	15,137	3,525
Other – net	101	(274)
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Restricted cash	2,088	830
Accounts receivable	(957)	(7,019)
Accounts payable	(4,834)	(10,887)
Deferred revenue and gains	(9,081)	(4,526)
Income taxes receivable/payable	(9,856)	(28,049)
Other assets and liabilities	(16,692)	(12,744)

Net cash provided by operating activities	51,922	13,799

Cash flows from investing activities:
Capital expenditures	(29,400)	(19,325)
Acquisitions, net of cash acquired	—	(286,883)
Proceeds from dispositions	2,356	—
Purchase of short-term investments	(15,600)	(98,925)
Proceeds from sale of short-term investments	—	187,065
Other — net	(6,332)	(2,875)

Net cash used in investing activities	(48,976)	(220,943)

Cash flows from financing activities:
Purchase of common stock	—	(100,000)
Issuance of common stock	11,924	11,619
Excess tax benefits from share-based compensation	1,401	1,445
Proceeds on long-term debt	92,000	235,000
Payments on long-term debt	(96,106)	(122,742)
Other	112	(348)

Net cash provided by financing activities	9,331	24,975

Net increase (decrease) in cash and cash equivalents	12,277	(182,170)
Cash and cash equivalents at beginning of period	87,414	274,477

Cash and cash equivalents at end of period	$99,691	$92,307

Supplemental disclosures:
Cash paid for income taxes	$11,096	$34,222
Cash paid for interest	$6,139	$2,161
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$132	$6,294
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
In 2006, the Company reclassified its segments to reflect the geographic location of its customers and the ongoing revisions of the Company’s organizational structure undertaken as part of management’s efforts to develop a more customer-focused organization. For customers based in the United States of America (US), the business has been further segmented into US Payments and US Risk Management. The Company’s three principal business lines are:
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
The unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s results of operation and financial condition have been included. All of these adjustments were of a normal, recurring nature.
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
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:
Recent accounting pronouncements
In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position No. 123R-3 (FSP 123R-3), Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an optional transition election for calculating the pool of excess tax benefits (APIC pool) available to absorb tax deficiencies recognized under SFAS No. 123R. Under FSP 123R-3, an entity can make a one time election to either use a simplified method or use the guidance in SFAS No. 123R to calculate the APIC pool. A company may take up to one year from its initial adoption of SFAS No. 123R to make its election. The Company is currently considering its alternatives and has not yet made an election.
In March 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). EITF Issue No. 06-3 provides that companies may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes falling within the scope of this pronouncement would include taxes that are imposed on a revenue transaction between a seller and a customer, such as sales taxes, use taxes, value-added taxes and some types of excise taxes. The Company does not expect the adoption of EITF Issue No. 06-3 to have an impact on its financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the means by which companies should account for uncertainty regarding their tax positions. This Interpretation requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained. This judgment is based on an issuer’s view of the technical merits of the position. The provisions of FIN 48 will be applicable to the Company effective as of the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have an impact on its financial position or results of operations.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, provides a framework for measuring the fair value of assets and liabilities and requires additional disclosure about fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.
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
Concurrently with the closing of its acquisition of Wildcard, the Company adopted the eFunds Corporation 2005 Special Employment Inducement Award Plan (the 2005 Inducement Plan). Under the 2005 Inducement Plan, the Company is authorized to make employment inducement awards of restricted stock or restricted stock units to persons being hired in connection with a merger or acquisition involving the Company or one of its subsidiaries and the person’s prior employer. 37,500 shares of common stock of the Company are available for issuance pursuant to awards granted under this plan.
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
The Company periodically issues restricted stock unit awards to its employees and directors. These awards generally vest and are converted into shares of the Company’s common stock over three year periods, although the Company has granted awards with different vesting schedules in the past. The value of the restricted stock units is based on the value of the shares of common stock underlying the award at its grant date and is expensed in the condensed consolidated statements of income on a straight-line basis over the service period associated with the award (generally, the vesting period). During the three and nine months ended September 30, 2006, the Company issued 12,000 and 131,000 restricted stock units, respectively, under the 2006 SIP. During the three and nine months ended September 30, 2005, the Company issued 38,000 and 161,000 restricted stock units, respectively, under the 2000 SIP. No awards were issued under the 2005 Inducement Plan, during the first nine months of 2006 or the first six months of 2005. During the three months ended September 30, 2005, 37,500 restricted stock unit awards were issued under the 2005 Inducement Plan during the third quarter of 2005, but this award was forfeited in 2006. No consideration is paid by award recipients for these awards. The Company recorded compensation expense for restricted stock units of $0.7 million and $1.5 million during the three and nine month periods ended September 30, 2006, respectively, and $0.5 million and $1.3 million during the three and nine month periods ended September 30, 2005, respectively. The Company may not issue any further restricted stock unit awards under the 2000 SIP.
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
Employee stock purchase plan
In 2001, the Company established an Employee Stock Purchase Plan (ESPP) as defined in Section 423(b) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder. The Company has reserved 2.3 million shares for issuance in accordance with the provisions of the ESPP. All regular full-time employees of the Company are eligible to participate in the ESPP, subject to certain limitations. The ESPP enables eligible employees to purchase the Company’s common stock at the lesser of 85% of its fair market value on the first or last business day of each three month purchase period. In connection with the Company’s adoption of SFAS No. 123R, the discount associated with the stock purchased by participants in the ESPP is expensed as incurred. The Company expensed $0.1 million and $0.5 million related to the ESPP during the three and nine month periods ended September 30, 2006, respectively, and $0.1 million and $0.3 million during the three and nine month periods ended September 30, 2005, respectively.
Adoption of SFAS No. 123R
On January 1, 2006, the Company adopted SFAS No. 123R. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that the fair value of all share-based payments to employees, including stock options, be expensed in the condensed consolidated statements of income. The Company transitioned to SFAS No. 123R using the modified retrospective method and has expensed the value of share-based payments to employees on a straight-line basis over the service period associated with the share-based award (generally the vesting period). This method requires prior period financial statements to be revised under the provisions of SFAS No. 123R to recognize compensation cost in the amounts previously reported in the pro forma footnote disclosures contained in those financial statements. The revised presentation for the first, second and third quarters of 2005 are included in the Company’s corresponding quarterly filings on Form 10-Q during 2006.

The Company uses the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS No. 123R, the Company recognized a $1.6 million and $5.4 million pre-tax charge associated with the expensing of stock options and employee stock purchase plan activity during the three and nine month periods ended September 30, 2006, respectively, and a $2.3 million and $5.9 million pre-tax charge during the three and nine month periods ended September 30, 2005, respectively. These expenses were included in the Company’s employee costs and resulted in a reduction in diluted earnings per share of $0.04 for each of the three month periods ended September 30, 2006 and 2005 and a reduction of $0.11 and $0.09 for the nine month periods ended September 30, 2006 and 2005, respectively. The total tax benefit associated with the expensing of stock options and employee stock purchase plan activity was approximately $0.6 million and $1.9 million for the three and nine month periods ended September 30, 2006, respectively, and was approximately $0.8 million and $1.9 million for the three and nine month periods ended September 30, 2005, respectively. As of September 30, 2006, there was an aggregate of approximately $10.2 million of unearned compensation cost related to outstanding stock options granted under the Company’s equity incentive plans. This cost is expected to be recognized over a weighted-average period of approximately 2.4 years.
Prior to the adoption of SFAS No. 123R, the Company presented all of the tax benefits from deductions that resulted from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS No. 123R requires that any cash flows that result from the actual tax deductions taken by the Company in connection with an employee’s exercising of a stock option exceeding the tax benefits recognized when the Company expensed that option be classified as financing cash flows.
The following is a summary of the adjustments to the condensed consolidated financial statements as a result of these revisions:

	December 31, 2005
(in thousands)		Share-based
Selected Balance Sheet Data:	As Reported	Compensation (pre-tax)	As Revised
Long-term deferred income tax liability	$10,521	$(5,805)	$4,716
Additional paid-in capital	465,304	33,635	498,939
Retained earnings	78,974	(27,830)	51,144

	Three Months Ended September 30, 2005
(in thousands, except per share data)		Share-based
Selected Income Statement Data:	As Reported	Compensation	As Revised
Net income	$15,778	$(1,548)	$14,230
Basic earnings per share	0.35	(0.04)	0.31
Diluted earnings per share	0.34	(0.04)	0.30

	Nine Months Ended September 30, 2005
(in thousands, except per share data)		Share-based
Selected Income Statement Data:	As Reported	Compensation	As Revised
Net income	$43,084	$(4,032)	$39,052
Basic earnings per share	0.92	(0.08)	0.84
Diluted earnings per share	0.90	(0.09)	0.81
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected volatility	35.1%	38.6%	35.0%	35.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.7%	3.9%	4.6%	3.9%
Expected life [1]	5 years	7 years	5 years	7 years
Weighted average fair value at grant date	$8.55	$8.75	$9.23	$9.18

[1]	The expected term assumption represents the estimated term of the options from grant date. For the three and nine month period ended September 30, 2006 and 2005, the expected life of the options from their vest dates is approximately 3 years and 5 years, respectively.

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
Information with respect to stock option activity during the nine months ended September 30, 2006 is as follows:

		Wtd. Avg.
		Exercise
	Shares	Price
Options outstanding at January 1, 2006	3,828,498	$15.53
Options granted	969,316	24.49
Options exercised	(713,550)	13.72
Options forfeited and cancelled	(417,559)	19.40

Options outstanding at September 30, 2006	3,666,705	17.78

Options exercisable	1,811,089	13.53

For options outstanding and exercisable at September 30, 2006, the exercise price ranges and average remaining lives in years were as follows:

Ranges of	Options	Wtd. Avg.	Wtd. Avg.	Options	Wtd. Avg.
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$6.19- $12.87	751,056	6.0	$8.95	751,056	$8.95
$12.88-$15.99	358,447	4.1	13.56	355,376	13.55
$16.00-$17.75	611,842	7.3	16.47	392,346	16.47
$17.76-$22.95	1,101,713	8.5	20.71	305,888	20.70
$22.96-$27.00	843,647	9.4	24.57	6,423	25.72

	3,666,705			1,811,089

As previously noted, from time to time the Company issues restricted stock units to eligible key employees and the independent members of its Board of Directors. The units typically, although not uniformly, vest over three years. These types of awards are expensed on a straight-line basis over the related vesting period. As of September 30, 2006, there was $4.0 million of unearned compensation cost related to outstanding restricted stock unit grants. This cost is expected to be recognized over a weighted-average period of 1.6 years.
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
The amounts received by the Company in connection with the ATM Agreement exceeded the book value of the ATM Portfolio by approximately $48 million. These excess proceeds were recorded as a deferred gain and are being ratably amortized as a reduction in the operating costs of the Company’s US Payments segment over the initial five-year term of the MSA. During the three and nine month periods ended September 30, 2006, approximately $2.4 million and $7.2 million, respectively, of the deferred gain was recognized as a reduction in the “Processing, communication and service costs” incurred by this segment. At September 30, 2006, approximately $30.0 million of the implied gain is recorded as a deferred gain of which $20.4 million is recorded as long-term liabilities and the remainder is included in current liabilities.

NOTE 4 – INTANGIBLES:
Intangible assets consist primarily of goodwill, capitalized software costs and acquired contracts. The change in the carrying amount of goodwill for the nine month period ended September 30, 2006 is as follows:

	US	US Risk
(in thousands)	Payments	Management	International	Other	Total
Balance as of December 31, 2005	$180,935	$43,425	$32,363	$10,462	$267,185
Goodwill acquired and/or adjusted	(1,934)	3,128	3,124	178	4,496

Balance as of September 30, 2006	$179,001	$46,553	$35,487	$10,640	$271,681

Intangible assets, both acquired and developed, subject to amortization are presented below.

	Wtd. Avg.	September 30, 2006			December 31, 2005
	Amort.	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net
Software-internal use	3	$138,065	$(98,764)	$39,301	$124,478	$(87,071)	$37,407
Software-licensing and resale	5	69,461	(48,841)	20,620	64,325	(45,218)	19,107
Acquired contracts and other	8	102,689	(35,281)	67,408	102,757	(28,119)	74,638

		$310,215	$(182,886)	$127,329	$291,560	$(160,408)	$131,152

For the three and nine month periods ended September 30, 2006, amortization expense for intangible assets was $7.6 million and $22.5 million, respectively, and for the three and nine month periods ending September 30, 2005 amortization expense for intangible assets was $7.1 million and $16.3 million, respectively. For the years ending December 31, 2007, 2008, 2009, 2010 and 2011, the estimated amortization expense for intangible assets held at September 30, 2006 is $32.3 million, $26.1 million, $18.0 million, $10.5 million and $8.5 million, respectively.
NOTE 5 – RESTRUCTURING AND ACQUISITION EXIT ACTIVITIES:
Restructuring charges
The following table summarizes the change in the Company’s restructuring accruals for the nine month period ended September 30, 2006. The severance related accruals are expected to be paid through 2006 and the lease-related costs and other accruals are payable through 2010. Approximately $0.4 million of the lease-related costs are classified as other long-term liabilities. The long-term portion of these costs is recorded as other long-term liabilities and the current portion of the accruals are recorded as accrued liabilities.

		Lease-Related
		Costs &
(in thousands)	Severance Related	Other	Total
Balance at December 31, 2005	$918	$1,146	$2,064
Cash payments	(150)	(142)	(292)

Balance at March 31, 2006	768	1,004	1,772
Additional accrual	—	184	184
Reversal of severance-related provision	(444)	—	(444)
Cash payments	(109)	(320)	(429)

Balance at June 30, 2006	215	868	1,083
Cash payments	(88)	(63)	(151)

Balance at September 30, 2006	$127	$805	$932

Acquisition exit activities
As part of its integration activities, the Company has been winding down certain activities associated with the operations of its prepaid solutions business. During 2005, the Company recorded a restructuring reserve of $2.6 million against certain lease-related costs associated with this initiative. During the three months ended March 31, 2006, the Company recorded additional accruals aggregating approximately $5.0 million in connection with the anticipated severance of associates and closure of facilities as part of the further integration of this business. At September 30, 2006, approximately $4.1 million of these accruals are recorded as other long-term liabilities and are payable through 2010 and the current portion of the accruals is recorded as accrued liabilities. The following table summarizes the change in the Company’s accruals associated with these exit activities for the nine month period ended September 30, 2006.

		Lease-Related
	Severance	Costs &
(in thousands)	Related	Other	Total
Balance at December 31, 2005	$—	$2,444	$2,444
Additional accrual	1,343	3,641	4,984
Cash payments	(85)	(117)	(202)

Balance at March 31, 2006	1,258	5,968	7,226
Reversal of lease-related provision	—	(381)	(381)
Additional accrual	369	—	369
Cash payments	(9)	(118)	(127)

Balance at June 30, 2006	1,618	5,469	7,087
Cash payments	(154)	(72)	(226)

Balance at September 30, 2006	$1,464	$5,397	$6,861

NOTE 6 – LONG-TERM DEBT AND BORROWING ARRANGEMENTS:
Long-term debt was as follows:

	September 30,	December 31,
(in thousands)	2006	2005
5.39% Senior Notes due 2012	$100,000	$100,000
Capital leases and other	7,933	12,003
Less capital lease and other amounts due within one year	(4,659)	(5,030)

Total	$103,274	$106,973

On July 1, 2005, the Company entered into a new credit agreement (the Revolving Credit Agreement). The Revolving Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $150 million. The Company has the option to increase this commitment to $200 million if certain requirements of the Revolving Credit Agreement are satisfied. The Company can use amounts borrowed under the Revolving Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Revolving Credit Agreement provides for two optional interest rates on any borrowings thereunder. The first rate is equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5%, depending on certain conditions set forth in the Credit Agreement. The second rate is equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate, plus an additional percentage based on the Company’s leverage ratio. The terms of the Revolving Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type. The Company was in compliance with these covenants at September 30, 2006. The Company is subject to a non-use fee ranging from 0.15% to 0.30% of the unused commitment depending on the Company’s leverage ratio as defined by the agreement. This facility will mature in 2010. The Company had no outstanding borrowings under the Revolving Credit Agreement at September 30, 2006. The Company has approximately $46.7 million outstanding under a letter of credit related to the Indian Tax assessment discussed in Note 10 which reduces the Company’s borrowing capacity under the Revolving Credit Agreement by a like amount. Certain of the Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Revolving Credit Agreement.
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
On September 30, 2005, the Company issued $100 million of senior unsecured notes (Notes) in a private offering under Rule 144A of the Securities Act of 1933, as amended. The Notes bear interest at an effective interest rate of 5.39%, with interest payable semi-annually, on March 31 and September 30, and will mature on September 30, 2012. The indebtedness represented by the Notes ranks pari passu with the Company’s obligations under the

Revolving Credit Agreement and its obligations with respect to the Notes are guaranteed by certain of its domestic subsidiaries. The Note Purchase Agreement between the Company and the purchasers of the Notes contains certain negative and affirmative covenants customary for transactions of this type. The Company was in compliance with these covenants at September 30, 2006.
The Company’s capital leases and other obligations are related to purchased software and equipment. The weighted average interest rate on the Company’s capital lease obligations is approximately 5.5%.
NOTE 7 – INCOME PER SHARE:
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
Net income per share — basic
Net income	$14,601	$14,230	$34,971	$39,052

Weighted average shares outstanding	46,611	45,471	46,444	46,761

Net income per share — basic	$0.31	$0.31	$0.75	$0.84

Net income per share — diluted
Net income	$14,601	$14,230	$34,971	$39,052

Weighted average shares outstanding	46,611	45,471	46,444	46,761
Dilutive impact of options	698	1,270	771	1,350

Weighted average shares and potential dilutive shares outstanding	47,309	46,741	47,215	48,111

Net income per share — diluted	$0.31	$0.30	$0.74	$0.81

Options to purchase approximately 0.9 million and 0.3 million shares of common stock were excluded from the above calculations as they were antidilutive during the three and nine month periods ended September 30, 2006, respectively. Options to purchase approximately 0.9 million shares of common stock were excluded from the above calculations as they were antidilutive during both the three and nine month periods ended September 30, 2005.
NOTE 8 — COMPREHENSIVE INCOME:
The Company’s total comprehensive income for the three and nine month periods ended September 30, 2006 was $14.9 million and $34.4 million, respectively. The Company’s total comprehensive income (revised to reflect the adoption of SFAS No. 123R) for the three and nine month periods ended September 30, 2005 was $13.3 million and $37.7 million, respectively. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.
NOTE 9 – BUSINESS SEGMENT INFORMATION:
The Company’s segment presentation is based on the geographic location of the Company’s customers. For customers located in the US, the business has been further segmented into payment solutions and risk management operations. The Company’s business segments are: US Payments; US Risk Management; and International. The Company reports segment information consistently with the way management internally disaggregates its operations to assess performance and to allocate resources.
The Company’s US Payments segment derives its revenue from the following:
-	Processing electronic payment transactions including electronic funds transfers (EFT), automated clearinghouse (ACH) and other payment processing services;

-	processing and other activities associated with prepaid cards (such as payroll cards and gift cards) following the acquisition of the Company’s prepaid solutions business in July 2005;

-	providing electronic benefit transfer (EBT) services to government agencies; and

-	licensing, maintaining and supporting our EFT software and providing ATM management services and other business process outsourcing (BPO) services related to payment transactions.
The Company’s US Risk Management segment derives its revenues from providing risk management products and services to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check at a point-of-sale device, physical branch location or through the Internet. These offerings help customers determine the likelihood and manage the investigation and risk of account fraud and identity manipulation and assess the overall risks involved in opening new accounts or accepting payment transactions. This segment also provides BPO services in support of account-based activities, such as account acquisition support, credit card and brokerage support, call centers, loan processing, collections, data entry and systems maintenance.
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
Information concerning operations in the Company’s reportable segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Net revenue:
US Payments	$74,306	$72,133	$217,094	$183,345
US Risk Management	48,259	47,857	144,504	144,566
International	16,803	13,160	49,905	35,771

Total net revenue	139,368	133,150	411,503	363,682

Operating expenses before overhead:
US Payments	60,599	61,943	185,195	144,499
US Risk Management	25,021	29,240	82,276	92,097
International	16,764	12,946	48,094	36,872

Total operating expenses before overhead	102,384	104,129	315,565	273,468

Allocated overhead:
US Payments	3,416	3,694	10,971	12,077
US Risk Management	4,247	3,027	10,890	9,643
International	2,330	1,602	6,446	4,060
Corporate	5,121	5,143	15,409	15,348

Total allocated overhead	15,114	13,466	43,716	41,128

Income (loss) from operations:
US Payments	10,291	6,496	20,928	26,769
US Risk Management	18,991	15,590	51,338	42,826
International	(2,291)	(1,388)	(4,635)	(5,161)
Corporate	(5,121)	(5,143)	(15,409)	(15,348)

Income from operations	$21,870	$15,555	$52,222	$49,086

The Company has not disclosed total assets, interest income, interest expense or income taxes by segment because this information is not reviewed by the chief operating decision maker nor practicable to prepare. Depreciation and amortization for each of the Company’s reporting segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Depreciation and amortization:
US Payments	$6,702	$6,338	$20,041	$12,759
US Risk Management	2,627	3,418	8,018	10,434
International	2,178	1,762	6,389	3,993
Corporate	366	299	1,057	855

Total depreciation and amortization	$11,873	$11,817	$35,505	$28,041

Stock based employee compensation related to options for each of the Company’s reporting segments, which is included in employee costs within the consolidated financial statements, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
Stock based employee compensation:
US Payments	$459	$926	$1,923	$1,823
US Risk Management	420	577	1,256	1,656
International	319	333	884	853
Corporate	424	509	1,363	1,614

Total stock based employee compensation	$1,622	$2,345	$5,426	$5,946

Net revenue, classified by the geographic billing location of the customer, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005
United States	$122,565	$119,990	$361,598	$327,911
EMEA	10,646	8,175	31,874	25,370
India	3,023	2,222	8,027	2,694
Canada	1,439	1,602	5,844	4,160
Latin America	1,038	933	3,296	3,079
Asia	657	228	864	468

Total consolidated	$139,368	$133,150	$411,503	$363,682

Property and equipment — net, classified by the geographic location of the controlling statutory entity, is as follows:

	September 30,	December 31,
(in thousands)	2006	2005
United States	$44,838	$46,706
India	15,329	15,650
Canada	529	581
United Kingdom and other	572	784

Total consolidated	$61,268	$63,721

NOTE 10 – COMMITMENTS AND CONTINGENCIES:
Contractual cash obligations
As of September 30, 2006, the Company’s contractual cash obligations for long-term debt, capital leases, operating leases, outsourcing and maintenance obligations in the aggregate for the time periods specified were as follows:

	Payments Due by December 31,
(in thousands)	Total	2006	2007	2008	2009	2010	Thereafter
Long-term debt	$100,000	$—	$—	$—	$—	$—	$100,000
Capital lease obligations	7,933	913	4,411	2,472	137	—	—
Operating lease obligations[1]	82,181	3,839	18,799	14,881	9,697	7,567	27,398
Vendor obligations	47,751	7,339	22,610	13,069	1,700	1,566	1,467

Total	$237,865	$12,091	$45,820	$30,422	$11,534	$9,133	$128,865

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $2.0 million due in the future under non-cancelable subleases.
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
Future commercial commitments
The following table sets forth the Company’s future commercial commitments, excluding loan commitments, at September 30, 2006:

	Commitment Expiration by Period[1]
(in thousands)	Total	2006	2007	2008	2009	2010	Thereafter
Letters of credit and other	$47,134	$419	$—	$19	$46,696	$—	$—
Performance bonds	11,852	1,105	10,507	175	65	—	—

Total commitments	$58,986	$1,524	$10,507	$194	$46,761	$—	$—

[1]	Represents commercial commitment expirations during the last three months of 2006 and the respective years ending December 31, 2007 through 2010 and thereafter.
In connection with its government services business and collection activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at September 30, 2006 was $11.9 million. The Company also had approximately $0.4 million of outstanding letters of credit and performance guarantees in India to support commercial activities as of such date. These obligations were secured by time deposits in an equivalent amount. In addition, the Company has a $46.7 million letter of credit outstanding related to the Indian Tax assessment discussed below.
Acquisition holdbacks and earn-outs
At September 30, 2006, the Company had held back an aggregate of approximately $3.2 million of the purchase prices associated with acquisitions it completed in 2005. The Company had also accrued an additional $2.8 million related to an earn-out determined by reference to the revenues the Company’s prepaid business realized from its legacy contract with Bank of America in 2006. Bank of America notified WildCard of its intention to terminate this contract in May 2005, prior to the execution of the definitive documentation associated with the WildCard transaction, and this earn-out is based on the revenues from Bank of America following the closing of the WildCard acquisition. The Company ceased performing services in connection with this relationship during the quarter ended September 30, 2006. The Company may be required to make an additional payment of up to $58 million based on earn-out provisions negotiated in connection with the acquisition of its prepaid business, although it appears unlikely that any earn-out will be owing under this provision of the acquisition agreement.
Other commitments
As part of its transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due to the Company are included in cash and cash equivalents. Overnight settlement balance due to the Company range from $40 million to $48 million. As of September 30, 2006, approximately $43.0 million was due to the Company and it received these funds in early October 2006.
Although the Company is not contractually obligated to do so, it voluntarily advanced $92 million in funds to a processing customer during the three months ended September 30, 2006 after the customer’s settlement files were not timely processed due to a telecommunications outage. These funds were obtained through a draw down under the Revolving Credit Agreement. This advance was reimbursed after two days.
The Company’s agreements with users of its products and services generally contain indemnity clauses under which the Company agrees to indemnify its customers and hold them harmless from and against liabilities arising from claims of patent, copyright or other intellectual property infringement brought by a third party related to those products or services. The Company’s agreements may also provide indemnification for claims relating to property damage, including loss of confidential information or data, or personal injury resulting from the performance of services by the Company or its subcontractors. Historically, the Company’s costs to defend lawsuits or settle claims relating to these indemnity agreements have not been material.
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
Other contingencies
The Company, along with numerous other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs are seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees. The plaintiffs are also asking for injunctive relief to prevent further alleged violations of the Federal Act. In March 2004, the Company joined in a motion to dismiss this case filed by a co-defendant and the Company filed its own further motion to dismiss a portion of this case and a motion for summary judgment in June 2004. All of these motions are pending before the Court. The Court stayed all further proceedings in this case pending the decision by the Eleventh Circuit of Appeals in Kehoe v. Fidelity Federal Bank & Trust. This ruling was issued in August 2005 and the plaintiffs in this case have moved the Court to re-open these proceedings. The Court has not yet ruled on this motion. The Company cannot predict whether the plaintiffs in this case will be successful in certifying their complaint as a class action. A number of mediation sessions have been held with respect to this matter in 2006, but to date, the parties have been unable to negotiate a definitive settlement of this matter. The Company believes that it has meritorious defenses with regard to the allegations made in this lawsuit and intends to vigorously defend this action if these sessions ultimately prove to be unsuccessful.
In April, 2006, the Company was informed that the Indian tax authorities had concluded that eFunds Corporation and its U.S. based subsidiary, eFunds IT Solutions Group, Inc. (eFunds IT Solutions), had created a “permanent establishment” in India because the transactions between the Company and eFunds IT Solutions, on the one hand and, the Company’s India-based subsidiaries, on the other hand, were allegedly not conducted on an arms-length basis. As a result, the Indian revenue authorities asserted that all of the income generated by the Company and eFunds IT Solutions during the twelve month period ended March 31, 2003 was subject to tax in India. The amount assessed was $23.2 million, plus $9.4 million in interest (based on the exchange rate between the U.S. dollar and the Indian Rupee on September 30, 2006).
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
In order to obtain the bank guarantee needed to pursue the Company’s appeals, the Company issued a three and one-

half year letter of credit under its Revolving Credit Agreement denominated in Indian rupees in the amount of approximately $46.7 million to Icici Bank (ICICI) in India as collateral for the bank guarantee that was issued by ICICI in favor of the Indian taxing authorities.
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
The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business. The Company maintains insurance policies providing coverage for these matters, but the Company’s insurance carriers may decline coverage, or the coverage may be insufficient to cover the Company’s expenses and liabilities. In addition, losses may exceed the balance of our current reserves in an amount that cannot be presently determined. As a result of management’s assessment of the probable resolution of certain ongoing litigation, the Company recorded a $1.3 million reserve (which amount is net of anticipated insurance proceeds in a like amount) during the three months ended September 30, 2006.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (MD&A) begins with an executive overview of our business that includes a description of our business goals, the business models for our segments, key events that occurred during the three month period ended September 30, 2006 and certain trends, risks and challenges. We then discuss our results of operations for the three and nine month periods ended September 30, 2006 compared to the same periods in the prior year. This is followed by a discussion of our liquidity and capital resources, including our cash resources, sources and uses of cash and commercial commitments.
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
Our goal is to enable our customers to grow their businesses while reducing their transaction and infrastructure costs, detecting potential fraud and building long-term customer value. Using the business insight developed over decades of providing payment processing and information intelligence expertise, we deliver risk management, electronic payment and related outsourcing solutions that strengthen our customers’ overall profitability through increased revenues, reduced costs and improved operating efficiency and technology performance. Our principal focus is on issuers of transaction accounts, such as financial institutions, financial services companies, electronic funds transfer networks, retailers, government agencies, telecommunications companies and other businesses. In evaluating our financial condition and operating results, our management focuses on revenues, operating income, return on invested capital and cash flows.
Our segment presentation reflects the geographic location of our customers and the ongoing revisions of our organizational structure as part of our efforts to develop a more customer focused organization. For customers based in the United States of America (US), our business has been further segmented into US Payments and US Risk Management. Our three principal business lines are:
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
US Payments
Our US Payments segment derives its revenue from processing electronic payment transactions including electronic funds transfers (EFT), automated clearinghouse (ACH) and other payment processing services. Revenues in this segment also reflect processing and other activities associated with prepaid cards (such as payroll cards and gift cards) following the acquisition of our prepaid solutions business in July 2005. This segment also receives revenues from providing electronic benefit transfer (EBT) services to government agencies. Other revenues included in this segment are generated through the licensing, maintenance and support of our EFT software and through the provision of ATM managed services and other business process outsourcing (BPO) services related to payment transactions. The revenues we historically derived from our IT services contract with Deluxe are also included in this segment.
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
US Risk Management
Our US Risk Management segment derives its revenues from providing risk management products and services to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check at a point-of-sale device, physical branch location or through the Internet. Our risk management products and services help customers determine the likelihood and manage the investigation and risk of account fraud and identity manipulation and assess the overall risks involved in opening new accounts or accepting payment transactions. This segment also provides BPO services in support of account-based activities, such as account acquisition support, credit card and brokerage support, call centers, loan processing, collections, data entry and systems maintenance.
Most of the products and services offered by this segment are based on or enhanced by our DebitBureau® database. DebitBureau includes data from our ChexSystems(SM) and SCAN(SM), or Shared Check Authorization Network, databases as well as from other sources. We use the data in DebitBureau to screen for potentially incorrect, inconsistent or fraudulent social security numbers, home addresses, telephone numbers, driver license information and other indicators of possible identity manipulation. Using our data, we can perform various tests to validate a consumer’s identity and assess and rank the risk of fraud associated with opening an account for or accepting a payment from that consumer. BPO revenues are derived from the need of companies to remain competitive through reducing costs while maintaining or improving service levels.
International
Revenues in our International segment are derived from software sales and support activities, BPO services, electronic transaction processing services and ATM management activities. Our principal goals for this business are expanding our software sales and our processing presence in foreign markets and improving its profitability.
Key Event During the Three Months Ended September 30, 2006
•	Shailesh Kotwal joined the Company as President of eFunds International.
Trends
Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We would identify the more material positive and negative trends affecting our business as the following:
•	prepaid solution products are experiencing the highest growth rate of any payment card product and this trend is expected to continue over the next several years, although we expect to see some moderation in growth levels seen in this industry in future periods;

•	increased fraud and regulatory requirements are driving sustained growth in the need for risk management products in the US and abroad;

•	there continues to be a migration from the use of traditional paper checks and cash to electronic payments;

•	larger financial institutions are developing increasing expectations regarding the ability of their payment technology providers to deliver complex, comprehensive solutions addressing all forms of electronic payment types across multiple geographies; and

•	there has been an increase in regulatory and legislative activity regarding notice requirements associated with incidents involving the misappropriation of consumer data, causing participants in the financial service and other industries to devote additional efforts to maintaining the security of their data files.
Risks and Challenges
In addition to the trends affecting our industry and our Company, as noted above, we consider risks and challenges that could impact the Company’s future financial results, including the following. These risks are more fully explained in Item 1A of the 2005 10-K and in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006:
•	Changes in India tax laws or in the interpretation or enforcement of those laws could adversely affect our results of operations.

•	If the security of our databases is compromised, our reputation could suffer and customers may not be willing to use our products and services.

•	Estimates of future financial results are inherently unreliable.

•	Our ability to expand through acquisitions involves risks and may not be successful.

•	Consolidation in the industries we serve may adversely affect our ability to sell our products and services.

•	We are unable to predict the results of the purported class action lawsuit filed in Florida.

•	We may be unable to protect our intellectual property rights or others may claim that we are infringing on their intellectual property.

•	We face intense competition in all areas of our business, and if we do not compete effectively, our business will be harmed.

•	If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

•	Legislation or regulation could impair our ability to collect and use data, increase our operating costs or otherwise harm our business.

•	We may experience software defects, development delays and installation difficulties, which could harm our business and reputation and expose us to potential liability.

•	There are a number of risks associated with our international sales and operations that could harm our business.

•	We face termination and compliance risks with respect to our government contracts.

•	Provisions in our charter documents and Delaware law may delay or prevent a change in control of our Company that you may consider favorable.
RESULTS OF OPERATIONS
The following table presents our condensed consolidated financial results for the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,			Nine Months Ended September 30,
		2005			2005
(dollars in millions)	2006	(revised)	% Change	2006	(revised)	% Change
Net revenue	$139.4	$133.2	5%	$411.5	$363.7	13%

Operating expenses:
Processing, communication and service costs	34.7	32.1	8	103.0	88.6	16
Employee costs	54.5	57.1	(5)	169.3	158.0	7
Depreciation and amortization	11.9	11.8	1	35.5	28.0	27
Other operating costs	16.4	16.5	(1)	51.5	39.9	29

Total operating expenses[1]	117.5	117.6	—	359.3	314.6	14

Income from operations[1]	21.9	15.6	40	52.2	49.1	6
Interest expense	(1.7)	(2.1)	(19)	(4.7)	(2.3)	*
Other income – net	0.8	1.0	(20)	2.8	3.8	(26)

Income before income taxes[1]	20.9	14.4	45	50.3	50.5	—
Provision for income taxes	(6.3)	(0.2)	*	(15.3)	(11.5)	33

Net income[1]	$14.6	$14.2	3	$35.0	$39.1	(10)

*	Represents an increase or decrease in excess of 100%.

[1]	Amounts may not sum due to rounding.

Net Revenue
Net revenue by reportable segment and for the Company as a whole for the three and nine month periods ended September 30, 2006 and 2005 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2006	2005	% Change	2006	2005	% Change
US Payments
EFT processing	$37.4	$32.2	16%	$108.5	$91.8	18%
Prepaid Solutions	23.7	19.8	20	63.4	19.8	*
Government services (EBT)	10.3	11.3	(9)	30.6	37.8	(19)
Software sales and other services	2.9	8.8	(67)	14.6	33.9	(57)

	74.3	72.1	3	217.1	183.3	18

US Risk Management
Financial institution products	39.5	36.3	9	114.1	103.5	10
Retail products	4.7	5.4	(13)	14.3	16.0	(11)
BPO	4.1	6.2	(34)	16.1	25.1	(36)

	48.3	47.9	1	144.5	144.6	—

International
Software sales	7.7	5.9	31	22.8	18.4	24
BPO	7.5	6.9	9	22.4	16.8	33
EFT processing	1.6	0.4	*	4.7	0.6	*

	16.8	13.2	27	49.9	35.8	39

Total net revenue[1]	$139.4	$133.2		$411.5	$363.7

*	Represents an increase or decrease in excess of 100%.

[1]	Amounts may not sum due to rounding.
US Payments
The US Payments segment revenues increased 3% and 18% during the three and nine month periods ended September 30, 2006, respectively, as compared to the same periods in 2005 due to the contribution of revenues from the prepaid solutions business we acquired in July 2005 and from an increase in EFT processing volumes. These increases were partially offset by a decline in government service revenues following the expiration of some of our EBT contracts as well as a decline in revenues from software sales and other services as a result of the anticipated expiration of our IT services contract with Deluxe at the end of March in 2006 and the completion of a customer migration project in mid-2005. We do not expect to receive material revenues from Deluxe in the future.
We expect our US Payments segment revenues to increase in 2006 as compared to 2005 because we will receive an additional six months of revenues from the prepaid solutions business we acquired in July 2005 and due to higher EFT processing revenues from new and existing accounts. We also expect that our electronic payments business will display a level of seasonality because a disproportionate level of activity in our prepaid solutions business typically occurs in the fourth quarter of each year due to holiday gift card sales. Government services revenues for the remainder of 2006 are expected to generally run at a rate consistent with that seen in the first nine months of the year. We expect our software sales and other services revenues to decrease in 2006 as compared to 2005 due to the expiration of our IT services contract with Deluxe and the absence of revenues from the significant customer migration project we completed in 2005. We anticipate that our revenues from software sales in the US for the balance of the year will be generally consistent with the levels seen in the third quarter.
US Risk Management
The US Risk Management segment revenues during the three and nine month periods ended September 30, 2006 were largely flat as compared to the same periods in 2005. Organic growth in our financial institution products and growth due to acquisitions that occurred during the second quarter of 2005 were offset by a decline in BPO revenues following the termination of a sub-contract with another call center provider during 2006. Full year 2006 revenues for our US Risk Management segment are expected to be about the same as 2005 as these trends are expected to continue through the fourth quarter.
International
Revenues from our International segment increased during the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 due to higher software sales, an increase in ATM management revenues as a result of an acquisition we completed in India in June 2005 and growth in our EFT processing activities. International segment revenues for the full year are expected to increase compared to 2005 due to acquisitions we completed in 2005 and growth in revenues from new and existing customers.
Business Segment Operating Income
The following table presents our operating income (loss) by segment and total operating income for the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in millions)	2006	2005	% Change	2006	2005	% Change
Operating income (loss)
US Payments	$10.3	$6.5	58%	$20.9	$26.8	(22)%
US Risk Management	19.0	15.6	22	51.3	42.8	20
International	(2.3)	(1.4)	(64)	(4.6)	(5.2)	12
Corporate	(5.1)	(5.1)	—	(15.4)	(15.3)	(1)

Total operating income[1]	$21.9	$15.6	40	$52.2	$49.1	6

[1]	Amounts may not sum due to rounding.
US Payments
The increase in operating income during the three month period ended September 30, 2006 as compared to the same period in 2005 is due to higher EFT and prepaid processing volumes and the cost reduction activities we have undertaken at our prepaid business, which recognized a $0.1 million loss during the third quarter. The decline in operating income during the nine month period ended September 30, 2006 as compared to the same period in 2005 is due to the $8.9 million operating loss incurred by our prepaid solutions business during the first nine months of the year, the impact of the expiration of our contract with Deluxe and the decline in our EBT revenues. These declines were partially offset by a substantial increase in EFT processing revenues. Operating income from this segment is expected to increase slightly in 2006 as compared to 2005 because the impact of higher EFT processing revenues over a relatively fixed cost structure will be largely offset by the expiration of the Deluxe contract, dilution in our prepaid business, and to a lesser extent, the expected decline in government services revenues. We presently expect our prepaid solutions business will make a positive and significant contribution over the remainder of the year due to the impact of holiday gift card sales.
US Risk Management
The operating income of our US Risk Management segment increased during the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 due to the increase in financial institution product revenues being applied over a relatively fixed cost structure which was partially offset by $1.3 million of legal accurals recorded during the three month period ended September 30, 2006. Operating income from this segment is expected to increase significantly in 2006 as compared to 2005 as a result of higher financial institution revenues, the acquisitions we completed in 2005 and the expiration of less profitable BPO contracts.
International
The increased operating loss of our International segment during the three month period ended September 30, 2006 as compared to the same period in 2005 reflects the investment we are making to expand our international processing activities. The reduction in the operating loss of our International segment during the nine month period ended September 30, 2006 as compared to the same period in 2005 is due to an increase in software license revenues. We expect the losses incurred by our international operations in 2006 will increase as compared to 2005 due to our continued investment in international processing activities partially offset by increased software sales and an increase in ATM management revenue from an acquisition we completed in June 2005.
Corporate
Unallocated corporate overhead includes, among other things, executive leadership costs, investor relations and certain general legal, consulting, accounting and finance costs. Corporate expenses during the three and nine month periods ended September 30, 2006 were generally comparable with same periods in 2005 and we would expect this relationship to continue for the balance of the year.

Operating Expenses
Operating expenses for the three and nine month periods ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
		2005			2005
(dollars in millions)	2006	(revised)	% Change	2006	(revised)	% Change
Operating expenses:
Processing, communication and service costs	$34.7	$32.1	8%	$103.0	$88.6	16%
Employee costs	54.5	57.1	(5)	169.3	158.0	7
Depreciation and amortization	11.9	11.8	1	35.5	28.0	27
Other operating costs	16.4	16.5	(1)	51.5	39.9	29

Total operating expenses[1]	$117.5	$117.6	—	$359.3	$314.6	14

[1]	Amounts may not sum due to rounding.
Processing, communication and service costs
This category includes the cost of transaction processing, telecommunications, computer equipment and promotional services. Processing, communication and service costs increased during the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 due to the acquisition of our prepaid solutions business in July 2005. Processing, communications and service costs are expected to be higher in 2006 as compared to 2005 due to expected increases in EFT processing revenues and the costs associated with the operations of the prepaid solutions business we acquired in 2005.
Employee costs
Expenses in this category represent employee compensation, payroll taxes, medical costs and other employee related costs. The increase in employee costs during the nine month period ended September 30, 2006 as compared to the same period in 2005 is primarily due to the increase in employees following the acquisition of our prepaid solutions business in July 2005. The decrease in this cost category during the three month period ended September 30, 2006 as compared to the same period in 2005 reflects headcount reductions associated with the roll off of the Deluxe contract, the termination of a BPO subcontract and integration activities associated with our prepaid business. Company-wide headcount at September 30, 2006 was approximately 5,100, representing a reduction of approximately 900 persons as compared to our head-count at the end of 2005 with most of these reductions occurring in India following the termination of a BPO call center contract. Employee costs will increase in 2006 as compared to 2005 due to the acquisitions we completed in 2005. Headcount is expected to increase slightly over the remainder of the year due to an increase in headcount in India as a result of the migration of activities associated with our prepaid business and growth in our outsourcing activities. At September 30, 2006, approximately 67% of our employees were located in India.
Depreciation and amortization
These costs represent the depreciation of the buildings and equipment we own and the amortization of our intangible assets, such as capitalized software costs and acquired contracts. The increase in depreciation and amortization expenses during the nine month period ended September 30, 2006 as compared to the same period in 2005 is due to additional expenses related to the acquisitions we completed during 2005. We receive tangible and intangible assets with finite lives when we acquire a company and so we record additional depreciation and amortization expense in periods following an acquisition as we depreciate these items. Depreciation and amortization expenses during the three month period ended September 30, 2006 were about the same as they were during the comparable period in 2005 because we did not acquire any businesses during the last twelve months. Depreciation and amortization costs are expected to be higher in 2006 as compared to 2005 due to this dynamic.
Other operating costs
Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt expense, legal accruals and certain administrative costs. Other operating costs increased during the nine month period ended September 30, 2006 as compared to the same period in 2005 due to an increase in consulting and temporary service costs and costs associated with the operations of businesses we acquired in 2005. Other operating costs during the three month period ended September 30, 2006 were largely flat as compared to the same period in 2005 as reductions in consulting and temporary service costs were offset by $1.3 million of legal accruals recorded in 2006 (which amount is net of anticipated insurance proceeds in a like amount). Other operating costs are expected to increase in 2006 as compared to 2005 due to the full year impact of acquisitions we made in 2005.
Interest expense
Interest expense includes interest and other fees incurred in connection with borrowings under our credit facilities and capital lease obligations. Interest expense also includes fees incurred by us in connection with our possession of escrowed funds. Interest expenses have increased significantly during the nine month period ended September 30, 2006 as compared to the same period in 2005 because we borrowed a substantial amount of money in 2005 to help us fund the acquisition of our prepaid solutions business. Interest expenses have decreased during the three month period ended September 30, 2006 as compared to the same period in 2005 due to a reduction in our outstanding debt balance.
Other income — net
Other income — net primarily includes interest and investment income and foreign currency translation adjustments. Income earned on cash, cash equivalents and short-term investments was $1.3 million and $3.4 million for the three and nine month periods ended September 30, 2006 as compared to $0.8 million and $4.1 million for the equivalent periods in 2005. The impact from foreign currency translations during each of the three and nine month periods ended September 30, 2006 and 2005 was not material.
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
Our annualized effective tax rate for the three and nine month periods ended September 30, 2006 was 30.2% and 30.4%, respectively. For the three and nine months ended September 30, 2005, our annualized effective tax rate was 1.5% and 22.7%, respectively. Our effective tax rate during the first nine months of 2006 reflects a $2.3 million tax benefit associated with our prepaid solutions operations and other tax related matters that we recognized during 2006. Our effective tax rate during the first nine months of 2005 reflects a $4.7 million tax benefit associated with an Advanced Pricing Agreement that we signed with the Internal Revenue Service in August 2005 related to our foreign operations. As a result of this agreement, certain tax reserves that we had previously created were no longer considered necessary and we reduced our tax provision to reflect their reversal. We also recognized a $1.2 million tax benefit during the first quarter of 2005 related to our release of tax reserves related to our foreign operations because certain tax rulings indicated that these reserves were no longer needed.
In April 2006, we were informed that the Indian tax authorities had concluded that eFunds Corporation and its U.S. based subsidiary, eFunds IT Solutions Group, Inc. (eFunds IT Solutions), had created a “permanent establishment” in India because the transactions between the Company and eFunds IT Solutions, on the one hand and, the Company’s India-based subsidiaries, on the other hand, were allegedly not conducted on an arms-length basis. As a result, the Indian revenue authorities asserted that all of the income generated by the Company and eFunds IT Solutions during the twelve month period ended March 31, 2003 was subject to tax in India. The amount assessed was $23.2 million, plus $9.4 million in interest (based on the exchange rate between the U.S. dollar and the Indian Rupee on September 30, 2006).
We believe this claim is without merit and that neither the Company nor eFunds IT Solutions has a permanent establishment in India within the meaning of Article V of the United States-India Income Tax Treaty (the Tax Treaty). In any event, we believe that the assessment would be grossly excessive even if the Company or eFunds IT Solutions was subject to tax in India.
We intend to vigorously contest this assessment and pursue its administrative and legal appeals in India and the dispute resolution procedures provided for in the Tax Treaty. The pursuit of these remedies requires, however, that we provide a bank guarantee in favor of the Indian tax authorities in the amount of the disputed assessment, plus three and one-half years of interest thereon computed at the Indian statutory rate (12.0%). Although we expect that we will ultimately prevail in having this assessment overturned, or at a minimum materially reduced, it is reasonable to expect that the appeal and dispute resolution processes will require several years to complete. We believe any amounts which might be paid to settle the Indian assessment would be offset by a reduction in tax assessments within the United States.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Information about our financial position as of September 30, 2006 and December 31, 2005 is presented below:

	September 30,	December 31,
(dollars in millions)	2006	2005	% Change
	(revised1)
Cash and cash equivalents	$99.7	$87.4	14%
Long-term debt due within one year	4.7	5.0	(6)
Long-term debt	103.3	107.0	(3)
Stockholders’ equity	504.5	451.6	12
Net working capital	168.1	122.0	38

[1]	Amounts have been revised to reflect the adoption of SFAS No. 123R.
Cash Resources
Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures. Cash and cash equivalents at September 30, 2006 included cash in India of approximately $12.4 million. The funds in India are held in Indian bank accounts and are denominated in India rupees or U.S. dollars. These funds are available for use in our India operations and investments in India. We expect that the amount of cash resident in India will increase over the remainder of the year due to the settlement of inter-company transactions.
As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The balances due to us are included in cash and cash equivalents. Overnight settlement balance due to us range from $40 million to $48 million. We plan to satisfy these liquidity requirements using cash and cash equivalents on hand as well as through the Revolving Credit Agreement described below. As of September 30, 2006, approximately $43.0 million was due to us and we received these funds in early October 2006.
Although we are not contractually obligated to do so, we voluntarily advanced $92 million in funds to a processing customer during the three months ended September 30, 2006 after the customer’s settlement files were not timely processed due to a telecommunications outage. We obtained these funds through a draw down under the Revolving Credit Agreement. This advance was reimbursed after two days.
Sources and Uses of Cash
The following table sets forth a summary of our cash flow activity for the nine month periods ended September 30, 2006 and 2005 and should be read in conjunction with our condensed consolidated statements of cash flows:

	Summary of Cash Flows
	For the Nine Months
	Ended September 30,
(in millions)	2006	2005
		(revised1)
Cash provided by operating activities	$51.9	$13.8
Cash used in investing activities	(49.0)	(220.9)
Cash provided by financing activities	9.3	25.0

Net increase (decrease) in cash and cash equivalents[2]	$12.3	$(182.2)

[1]	Amounts have been revised to reflect the adoption of SFAS No. 123R.

[2]	Amounts may not sum due to rounding.

Our current priorities for the use of our cash are:
•	investment in projects intended to increase our product delivery and operational effectiveness, enhance our product suite and the security and redundancy of our systems; and

•	funding our liquidity needs.
We have no present intention of using our available funds to pay cash dividends.
Operating Activities
Our primary source of operating cash flow is the profits we generate from our business. Operating cash outflows include payments to vendors for telecommunications services, consulting services and supplies. We also pay salaries and benefits to our employees and income taxes.
Cash flows provided by operations increased by $38.1 million during the nine month period ended September 30, 2006 as compared to the same period in 2005 because the 2005 amounts reflect the payment of income taxes related to gain we recorded when we sold our ATM Portfolio and an increase in our accounts receivable balances due to the prepaid acquisition during 2005. Cash flows provided by operating activities in 2006 reflect a $15.1 million decrease in deferred income taxes.
Investing Activities
Cash used in (provided by) our investing activities generally reflects the sale or acquisition of assets. During the nine months ended September 30, 2006, we spent approximately $29.4 million on capital expenditures as compared to $19.3 million during the first nine months of 2005. This increase reflects the ongoing investment we are making in our core technology architecture, product development activities and the incremental capital needs of the businesses we acquired last year. We received $2.4 million in net cash during the nine months ended September 30, 2006 from the disposition of an employment screening business we acquired in 2005. We used $15.6 million in net cash during the nine months ended September 30, 2006 to purchase short-term investments.
Financing Activities
We receive funds from the exercise of stock options and the sale of our shares through our employee stock purchase plan. We could also obtain funds through borrowings under our bank lines. We disburse funds if we repurchase shares of our common stock or repay debt. During the nine months ended September 30, 2006, we received proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan of $11.9 million. We also received proceeds of $92.0 million from short-term borrowings by drawing against our Revolving Line of Credit to advance funds to a processing customer after a telecommunications failure as discussed above. This advance was reimbursed within two days and is included in payments on our long-term debt of $96.1 million.
Long-term Debt
We entered into a new credit agreement (the Revolving Credit Agreement) on July 1, 2005. The Revolving Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $150 million. We have the option to increase this commitment to $200 million if certain requirements of the Revolving Credit Agreement are satisfied. We can use amounts borrowed under the Revolving Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Revolving Credit Agreement provides for two optional interest rates on any borrowings thereunder. The first rate is equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5%, depending on certain conditions set forth in the Credit Agreement. The second rate is equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate, plus an additional percentage based on our leverage ratio. The terms of the Revolving Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type. We are subject to a non-use fee ranging from 0.15% to 0.30% of the unused commitment depending on our leverage ratio as defined by the agreement. This facility will mature in 2010. We had no outstanding borrowings under the Revolving Credit Agreement at September 30, 2006. We have issued an approximately $46.7 million letter of credit to support a bank guarantee required to pursue our appeal of the Indian tax assessment described above. The issuance of this letter reduces our borrowing capacity under the Revolving Credit Agreement. Certain of our domestic subsidiaries guarantee our obligations under the Revolving Credit Agreement.

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
On September 30, 2005, we issued $100 million of senior unsecured notes (the Notes) in a private offering under Rule 144A of the Securities Act of 1933, as amended. The Notes bear interest at an effective fixed interest rate of 5.39%, with interest payable semi-annually, on March 31 and September 30, and will mature on September 30, 2012. The indebtedness represented by the Notes ranks pari passu with our obligations under the Revolving Credit Agreement and our obligations with respect to the Notes are guaranteed by certain of our domestic subsidiaries. The Note Purchase Agreement between us and the purchasers of the Notes contains certain negative and affirmative covenants customary for transactions of this type.
Contractual Obligations and Commitments
The following table sets forth our contractual cash obligations as of September 30, 2006 in total and for the time periods specified:

	Payments Due by Period[2]
		Three months	Three Years	Three Years
		Ended	Ended	Ended
		December 31,	December 31,	December 31,
(in millions)	Total	2006	2009	2012	Thereafter
Long-term debt	$100.0	$—	$—	$100.0	$—
Capital lease obligations	7.9	0.9	7.0	—	—
Operating lease obligations[1]	82.2	3.8	43.4	19.7	15.3
Vendor obligations	47.8	7.3	37.4	3.1	—

Total	$237.9	$12.0	$87.8	$122.8	$15.3

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $2.0 million due in the future under non-cancelable subleases.

[2]	Amounts may not sum due to rounding.
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
The following table sets forth our future commercial commitments as of September 30, 2006:

	Commitment Expiration by Period[1]
(in millions)	Total	2006	2007	2008	2009	2010	Thereafter
Letters of credit and other	$47.1	$0.4	$—	$—	$46.7	$—	$—
Performance bonds	11.9	1.1	10.5	0.2	0.1	—	—

Total commitments	$59.0	$1.5	$10.5	$0.2	$46.8	$—	$—

[1]	Represents commercial commitment expirations during the last three months of 2006 and the respective years ending December 31, 2007 through 2010 and thereafter.

In connection with our government services business and collection activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at September 30, 2006 was $11.9 million. We also had approximately $0.4 million of outstanding letters of credit and performance guarantees in India as of such date. These obligations were secured by time deposits in an equivalent amount. The Company also has an approximately $46.7 million letter of credit outstanding under the Revolving Credit Agreement related to the Indian Tax assessment discussed above. Certain of the Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Revolving Credit Agreement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. These statements have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, reserves and allowances, income taxes and assumptions associated with stock-based compensation. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical accounting policies during the first nine months of 2006 other than the implementation of Statement of Financial Accounting Standard 123R, Stock-based Compensation, as described in Note 2 of the Notes to the Condensed Consolidated Financial Statements. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2005.
FORWARD-LOOKING STATEMENTS –
The Company also reported that it now expects full year net revenues to increase 11-13% over 2005 net revenues and diluted earnings per share to be between $1.15 and $1.20 for the full year.
The foregoing expectations reflect the following assumptions:
•	An effective tax rate of approximately 35% percent for the balance of 2006;

•	Cash outlays for capital expenditures and product development activities in 2006 will be approximately $40 million;

•	Revenues from our prepaid business will be between $90 and $93 million for 2006, with this unit reporting an operating profit of approximately $4 to $5 million in the fourth quarter of 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as our business evolves and could have positive or negative impacts on our financial results. We had not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency rate changes as of September 30, 2006, although we may do so in the future. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses primarily in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. For the three and nine month periods ended September 30, 2006, approximately 8% and 9% of our net revenues, respectively, and 16% and 17% of our operating expenses, respectively, were denominated in these three currencies.
We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the three and nine month periods ended September 30, 2006. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, Indian rupee and Canadian dollar would have reduced our reported income before taxes during the three and nine month periods ended September 30, 2006 by approximately $0.8 million and $2.5 million, respectively. A 10% change in the exchange rate for the British pound, Indian rupee and Canadian dollar would also have an impact on the foreign net assets reflected in our balance sheet, but we would not expect this change to be material to our total assets.
Changes in interest rates could impact our anticipated interest income on cash, cash equivalents and short-term investments and the amount of interest we pay on borrowings under our Revolving Credit Agreement. A 10% adverse change in interest rates from the interest rates in effect at the September 30, 2006 would not, however, have had a material adverse effect on our net income or financial condition.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in the internal controls related to financial reporting that have materially affected, or are reasonably likely to materially affect, these controls since September 30, 2006.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to Note 10 to the Financial Statements included in this Quarterly Report on Form 10-Q.
ITEM 5. OTHER INFORMATION CAUTIONARY STATEMENTS
When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, letters and reports to stockholders and in oral statements made by our representatives, the words or phrases ‘should,’ ‘are expected to,’ ‘targeted,’ ‘will continue,’ ‘will approximate,’ ‘is anticipated,’ ‘estimate,’ ‘project’ or similar expressions are intended to identify ‘forward-looking statements’ within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed in Item 1A of our 2005 10-K, as modified by the disclosures in Item 1A of our report on Form 10-Q for the quarter ended March 31, 2006, which could cause our actual results to differ materially from our historical experience and our present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed in Item 1A of our 2005 10-K, as modified by the disclosures in Item 1A of our report on Form 10-Q for the first quarter of 2006 could affect our financial performance and could cause our actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse. We will not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 6. EXHIBITS
(a) The following exhibits are filed as part of this report:

Exhibit No.	Description	Method of filing
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed by the Company with the Commission on April 4, 2000, Registration No. 333-33992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”), Registration No. 333-33992)	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

10.1	Release, dated July 8, 2006, by and between the Company and Larence Park	Filed herewith

10.2	Earnout Reconciliation Agreement, dated as of July 17, 2006, by and between the Company and JackMac, Inc. (f/k/a Benton Consulting Partners)	Filed herewith

10.3	Schedule identifying additional transition assistance agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

10.4	Schedule identifying additional change in control agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed herewith

10.5	eFunds Corporation Non-Employee Directors Deferred Compensation Program, (as amended September 22, 2006) (incorporated by reference to Exhibit 10-1 to the Current Report on Form 8-K filed by the Company on September 28, 2006 (the “September 8-K”)	*

10.6	eFunds Corporation 2006 Stock Incentive Plan, (as amended September 22, 2006) (incorporated by reference to Exhibit 10.2 to the September 8-K)	*

10.7	eFunds Corporation Employee Stock Purchase Plan, as amended July 1, 2006	Filed herewith

31.1	Section 302 Certification by Mr. Paul F. Walsh	Filed herewith

31.2	Section 302 Certification by Mr. George W. Gresham	Filed herewith

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham	Filed herewith

*Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFunds Corporation
(Registrant)

Date: November 1, 2006	/s/ Paul F. Walsh
Paul F. Walsh
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 1, 2006	/s/ George W. Gresham
George W. Gresham
Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description	Page Number
10.1	Release, dated July 8, 2006, by and between the Company and Larence Park

10.2	Earnout Reconciliation Agreement, dated as of July 17, 2006, by and between the Company and JackMac, Inc. (f/k/a Benton Consulting Partners)

10.3	Schedule identifying additional transition assistance agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.4	Schedule identifying additional change in control agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.7	eFunds Corporation Employee Stock Purchase Plan, as amended July 1, 2006

31.1	Section 302 Certification by Mr. Paul F. Walsh

31.2	Section 302 Certification by Mr. George W. Gresham

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham