Form 10-K
period 2006-12-31
EFUNDS CORP
filed 2007-02-28
CIK 1109190

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code: (480) 629-7700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share, with Preferred Stock Purchase Rights (Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,026.5 million. Affiliates of the Company beneficially owned, in aggregate, approximately 3.2 percent of such shares. There were 47,178,295 shares of outstanding voting common stock with a par value of $0.01 outstanding at February 14, 2007.
Documents Incorporated by Reference
A portion of the Proxy Statement for the Annual Meeting of Stockholders of eFunds Corporation to be held May 17, 2007 is incorporated by reference into Part III of this report.

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
ITEM 9A. CONTROLS AND PROCEDURES
PART III
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
EXHIBIT INDEX
EX-10.16
EX-10.33
EX-10.39
EX-10.40
EX-10.41
EX-10.43
EX-10.45
EX-10.47
EX-10.48
EX-21.1
EX-23.1
EX-24.1
EX-31.1
EX-31.2
EX-32.1

PART I
ITEM 1. BUSINESS
INFORMATION ABOUT US
Our Company was incorporated in Delaware in December 1984. Prior to our initial public offering (the IPO) in June 2000, the Company was a wholly-owned subsidiary of Deluxe Corporation (Deluxe). Following our IPO, Deluxe owned approximately 88% of our outstanding common stock until December 2000, when it distributed all of its shares of our common stock to its shareholders through a spin-off transaction (the Spin-Off). Following the Spin-Off, Deluxe ceased to own any shares of our common stock.
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
During the historical periods presented herein, our four principal business lines were:
-	US Payments

-	US Risk Management

-	International

-	Automated Teller Machine (ATM) Management
Our ATM Management segment sold ATM equipment and provided ATM deployment, management and branding services to retailers and financial institutions. We sold our ATM portfolio in November 2004, and we ceased to consider our ongoing ATM management activities as a separate segment after the consummation of this sale.
In July of 2005, we acquired WildCard Systems, Inc., which we now refer to as eFunds Prepaid Solutions. This business provides prepaid products such as gift and payroll cards to financial institutions, retailers and other industry participants. We provide the processing and ongoing support for all aspects of these programs. The results of operations of our prepaid solutions business are reflected in our US Payments segment in periods following this acquisition.
In 2006, we reclassified our segments to reflect the geographic location of our customers and the ongoing revision of our organizational structure undertaken as part of management’s efforts to develop a more customer-focused organization. For customers based in the United States of America (US), the business has been further segmented into US Payments and US Risk Management. Our three principal business lines are:
-	US Payments

-	US Risk Management

-	International
Our most profitable business lines are US Payments and US Risk Management. Our International segment has historically incurred an operating loss as we seek to expand the scale of this business and invest in market entry activities.
Our principal executive offices are located at Gainey Center II, 8501 N. Scottsdale Road, Suite 300, Scottsdale, Arizona 85253 and our telephone number is 480-629-7700. Our Internet address is www.efunds.com. The information contained on our website is not a part of this document.
Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation and Nominating and Corporate Governance Committees; our Principles of Corporate

Governance, Disclosure Policy, Ethics Policy and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NYSE regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.
The business model of each of our segments is summarized below.
US Payments
Our US Payments segment derives its revenue from processing payment transactions originated by the users of debit, gift, or prepaid cards and other associated support services (such as consumer help desk support). This segment also generates revenues through the licensing, maintenance and support of our electronic funds transfer (EFT) software and the provision of ATM managed services. The revenues we historically derived from our IT Services relationship with Deluxe are also included in this segment.
The provision of payment processing services requires substantial capital investment for computers and related peripherals, maintenance, system modifications and upgrades, security and redundancy. Although these requirements add barriers to competitive entrance, they also create a relatively high ratio of fixed operating costs to total costs. Processors can also be required to maintain significant cash reserves to cover temporary differences in the flow of funds associated with electronic funds transfers. Additionally, the software applications used for processing transactions at our data centers and which we license to our software customers are primarily developed in-house and frequently require complex network compliance updates and competitive upgrades, creating a dependence upon experienced and qualified information technology (IT) personnel. The costs we incur for technology improvements are necessary for us to ensure our products are continuously enhanced to provide our customers with up-to-date processing capabilities. Other operating expenses include telecommunications costs to support the transmission of electronic transactions and settlement. We focus on increasing the recurring revenue base of this business through, among other things, the retention of our current processing customers and the acquisition of new commercial relationships. We are also focused on the enhancement of our processing product suite.
This segment had net revenues of $292.5 million in 2006, which represented approximately 53% of our total net revenues in that year. Revenues in this business are generated through the following product lines:
EFT Processing
We process transactions for national and regional ATM networks and financial institutions. We process transactions originating from debit cards used at retail point-of-sale terminals and ATM machines as well as paper checks that have been converted into electronic transactions. Transaction processing involves electronically transferring money from a person’s checking, savings or prepaid card account according to his or her instructions. For example, when a cardholder inserts his or her debit card into an ATM machine and enters his or her PIN and the type and amount of the transaction, the device contacts our systems and transmits the request. We identify the institution that issued the card and work through the necessary validation and authorization routines, such as ensuring that the cardholder has entered the correct PIN, that the transaction is within the cardholder’s limits on withdrawals and that there are sufficient funds in the cardholder’s account. If all the routines are executed successfully, we signal the ATM or point-of-sale device to complete the transaction.
To carry out the tasks required, each ATM or point-of-sale device is typically connected to several computer networks. These networks include private networks that connect the devices of a single owner and national shared networks that provide access to devices owned by numerous device owners. Each shared network has numerous financial institution members. For example, we provide network switching services for the CO-OP Network and processing services for 1,900 of its member credit unions. As part of our transaction processing services, we, and other gateway service providers like us, provide cardholders with access across these multiple networks.
We process virtually all types of debit-based transactions for our financial institution customers, including cash withdrawals, cash deposits, balance inquiries, purchases, purchases with cash back and purchase returns. In addition, we authorize cash advances and purchases initiated with credit cards at ATM or point-of-sale locations. We also provide 24 hours a day, 7 days a week monitoring of ATMs for system irregularities. Our processing systems are designed to operate continuously.
Prepaid Solutions
We extended our processing business through the acquisition of our prepaid solutions business in July of 2005. Through our turnkey, host-based prepaid programs, we provide a variety of prepaid products including gift cards, insurance cards, healthcare reimbursement cards, travel cards, payroll cards and expense reimbursement cards.

We offer comprehensive solutions to our prepaid card customers. We design and process prepaid programs that run on a customized processing platform through which our customers can define the services they wish to offer cardholders. Through this platform, we provide a variety of services including transaction processing, cardholder enrollment, value loading, cardholder account management and reporting. Additionally, we offer and operate customer support centers that are available to cardholders 24 hours a day, 7 days a week. Customers may also elect to receive risk management services to reduce their risk of write-offs for fraudulent or unauthorized transactions.
Government Services (EBT)
Our government services business provides state and local governmental agencies with services that allow them to distribute benefits under entitlement programs, primarily food stamps and Transitional Aid to Needy Families (formerly Aid to Families with Dependant Children), electronically. Our EBT processing system manages, supports and controls the electronic payment and distribution of cash benefits to program participants through ATMs and point-of-sale networks. Our services reduce operating costs and fraud for the government agency administering the benefits program, eliminate the food stamp stigma for recipients through the use of a plastic ATM-like card and make benefits more readily available to recipients at retail point-of-sale terminals and ATMs.
We were providing services for 20 state and local governments at the end of 2006. Our government contracts are generally for scheduled service periods of three to five years, although all of these contracts are terminable by the contracting governmental entity at any time. The contracts are typically based on a fixed price per recipient, variable volume models. In some jurisdictions, we serve as a subcontractor.
Software Sales and Other Services
We license electronic funds transfer software to in-house processors, national and regional networks, financial institutions and retailers in the United States. Our electronic funds transfer software runs on proprietary and open system computing platforms. We also provide related maintenance and support services for the software we license.
Also included within Software sales and other services is our IT services business which provided IT development, systems integration and systems maintenance support and ATM management services. Historically, Deluxe Corporation, our former parent company, was the largest customer for our IT services offerings. Our contract with Deluxe expired in March 2006 and we do not expect to receive any IT related services-related revenue from Deluxe in the future.
Our ATM Management services include management services to retailers and financial institutions. We also derived revenue from ATM maintenance services.
US Risk Management
Our US Risk Management segment derives its revenues from providing data-based risk management products to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check at a point-of-sale device, physical branch location or through the Internet. Our risk management products and services help customers determine the likelihood and manage the investigation and risk of account fraud and identity manipulation and assess the overall risks involved in opening new accounts or accepting payment transactions. This segment also provides business process outsourcing (BPO) services in support of account-based activities, such as account acquisition support, credit card and brokerage support, call centers, loan processing, collections, data entry and systems maintenance. This segment had net revenues of $189.1 million in 2006, which represented approximately 34% of our total net revenues for that year.
The risk products and services offered by this segment are based on or enhanced by our DebitBureau® database. DebitBureau includes data from our ChexSystems(SM) and SCAN(SM), or Shared Check Authorization Network, databases as well as from other sources. We use the data in the DebitBureau to screen for potentially incorrect, inconsistent or fraudulent social security numbers, home addresses, telephone numbers, driver license information and other indicators of possible identity manipulation. Using our data, we can perform various tests to validate a consumer’s identity and assess and rank the risk of fraud associated with opening an account for or accepting a payment from that consumer. BPO revenues are derived from the need of companies to remain competitive through reducing costs while maintaining or improving service levels.

Financial Institutions
The primary service provided by our financial services division is ChexSystems, a new account applicant verification service used by financial institutions. This database provides access to more than 22 million closed-for-cause accounts. An account is considered closed-for-cause when, for example, a consumer refuses to pay the account fee and the bank unilaterally closes the account. This service helps financial institutions assess the risks and comply with regulations associated with opening an account for a new customer by supporting real-time inquiries to our database of consumer debit account performance. ChexSystems is used by more than 8,900 financial institutions. Financial institutions may access this service through a variety of online options including the Internet or by telephone. Service fees for our new account verification services are based on the number of inquiries a financial institution makes each month.
We also offer identity verification services and a number of other products intended to supplement credit decisioning processes and for use in making pre-approved offers of credit to financial institutions.
Retail Products
Our retail division offers our SCAN product, which helps retailers reduce the risk of write-offs for dishonored checks and other forms of account fraud. We also have fraud prevention and payment processing solutions having primary application to card-not-present credit transactions. As of December 31, 2006, our SCAN check verification product served 9 of the 20 largest retailers in the United States based on recent market data. Our larger retail customers host our SCAN database on their own computers. Others access the database through our SCAN Online product. Merchants typically pay a monthly service fee for our retail products based on their net monthly check sales if they host the database file themselves. If they use certain online products, such as SCAN Online, they are billed by the number of inquiries submitted. Additional fees apply for inquiries by the retailers or consumers to our call centers.
Business Process Outsourcing
Our BPO product line includes services in support of account-based activities, such as account acquisition support, credit card and brokerage support, call centers, loan processing, collections, data entry and systems maintenance.
International
Revenues in our International segment are derived from software sales and support activities, BPO services and electronic transaction processing services. As part of this business, we provide ATM management and electronic processing services in India and Eastern Europe. Our International business has historically operated at a loss and we are focusing on expanding our software sales and our EFT and prepaid processing presence in non-US markets in order to improve its operating results. This segment had net revenues of $70.9 million in 2006, which represented approximately 13% of our total revenues.
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
Our direct sales personnel generally operate out of their homes or on our customers’ premises. We also have some direct sales personnel who work out of our offices in New Berlin, Wisconsin; Woodbury, Minnesota; Weston, Florida and Scottsdale, Arizona. Our international sales offices are located in Sydney and Melbourne, Australia; Mumbai, India; Daresbury and Watford, England; and Toronto, Canada. We build awareness of our products and services and the eFunds corporate name through targeted advertising, public relations, participating in trade shows and conferences and providing product information through our web site.
Customer Support, Technology and Infrastructure
We provide customer support services through our customer contact centers located in Woodbury, Minnesota; Gurgaon and Mumbai, India; Sunrise and Maitland, Florida; Milwaukee, Wisconsin; and Phoenix, Arizona. Most of our contact centers are open 24 hours a day, 7 days a week and provide access to website, e-mail and telephone support. We also provide technical and operational support for our customers in our data centers. In addition to user questions and technical issues, in accordance with the Fair Credit Reporting Act, we respond to inquiries from consumers whose checks have been declined or who have been rejected for a new banking account. We also provide on-site customer support services in connection with our other products and services and we charge a separate fee for these services based on either an hourly, per seat or per call rates.
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
We are currently investing in a significant capital investment project intended to consolidate the multiple operating platforms it runs today onto a common platform (Oracle STS) in order to increase its operating efficiency and significantly reduce its technology costs. This migration is an important element of our strategy to develop the interoperable component based solution suite we plan to offer as part of its next generation of products and services. We invested approximately $6.6 million in 2006 to complete an enterprise assessment process and create the project plans for the execution of this initiative. We expect to invest approximately $9 million in this effort, at a substantially higher level, in 2007 and to begin to see material economic benefits and improvement in the speed and efficiency of our product development in 2008 and thereafter.
Competition
We face intense competition from a number of companies and we expect that competition will intensify as the financial services industry continues to consolidate. The high levels of competition we experience have led to pricing pressures in most aspects of our business. Many of our competitors have significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than we do.
In the US Payments market, our principal competitors include:

-	third-party debit network processors, including First Data Corporation, VISA Debit Processing Services, Fifth Third Processing Solutions, Metavante Corporation, Certegy and Fiserv;

-	financial institutions that have developed in house processing capabilities or services similar to ours, including Bank of America, M&I Bank and Fifth Third National Bank;

-	prepaid providers, including First Data, VISA Debit Processing Services, Total Systems and Metavante;

-	government service (EBT) providers including J.P. Morgan Chase and ACS; and

-	electronic funds transfer software providers, including Transaction System Architects, S1 and ACI Worldwide.
In the US Risk Management market, our principal competitors include:
-	providers of fraud management data and software including Equifax, Experian, TransUnion, RiskWise (a division of Lexis-Nexis of Reed Elsevier) and Early Warning Systems (f/k/a Primary Payment Systems);

-	retail check verification and electronic check processing providers, including Certegy (a subsidiary of Fidelity National Information Services), and Telecheck, a subsidiary of First Data Corporation; and

-	providers of outsourcing services including Spectramind/Wipro Ltd, Intelenet Global Services Ltd., Progeon Ltd. (an Infosys Technologies company), WNS Global Services, Daksh services (a subsidiary of IBM) and numerous other business process and outsourcing service providers.
In the International market, our competitors include the global providers of transaction processing software and related solutions noted above.
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
Government Regulation
Various aspects of our businesses are subject to federal and state regulations. Our failure to comply with any applicable laws and regulations could result in restrictions on our ability to provide our products and services, as well as the imposition of civil fines and criminal penalties.
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
Because we collect and disclose transaction data and other personal information about U.S. consumers, our risk management businesses are subject to the federal Fair Credit Reporting Act and any state laws providing greater consumer protections. The Fair Credit Reporting Act provides that consumers have the right to know the contents of the records pertaining to them which we maintain at our consumer reporting agencies, to challenge the accuracy of that information and to have their information verified, updated or removed if it is incorrect. To comply with these requirements, we maintain consumer relations call centers for each of our consumer reporting businesses. We are also required to maintain a high level of security for the computer systems in which consumer data files reside.
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
Financial institutions are subject to the requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act (the Act). The Act imposes significant requirements on any entity engaged in the business of providing financial services, including entities that provide services to financial institutions. The privacy provisions of the Act impose on each entity subject to its requirements an affirmative obligation to develop and implement policies to protect the security and confidentiality of consumers’ nonpublic personal information and to disclose those policies to consumers before a customer relationship is established and annually thereafter. The banking regulators and the Federal Trade Commission have issued regulations implementing the privacy portions of this Act. We believe that these regulations permit banks to provide debit data and other nonpublic personal information to us for use in our risk management businesses.
Each of our segments provide services that may be subject to various other state, federal and foreign privacy laws and regulations. Other relevant federal privacy laws include the Health Insurance Portability and Accountability Act, which applies directly to certain healthcare-related businesses and indirectly to companies, such as our prepaid business, that provide services to such businesses. Privacy laws adopted by European Parliament and the Council, as the same are implemented by the member states of the European Union, the Australian Privacy Act of 1988 and the Personal Information Protection and Electronic Documents Act in Canada, also apply to various aspects of the Company’s activities. Each of these laws restricts the collection, processing, storage, use and disclosure of personal information, requires notice to individuals of privacy practices and provides individuals with certain rights to prevent the use and disclosure of their protected information. We are also subject to laws that impose certain obligations to provide notification to individuals, state officers and consumer reporting agencies of any security breaches that compromise the security of nonpublic personal information concerning consumers.
Intellectual Property Rights
We rely on a combination of trademark, copyright, trade secrets and confidentiality or license agreements to protect our trademarks, software and know-how. We also have applied for patent protection on some of the features of our products.

Employees
We had approximately 5,300 full and part-time employees as of February 1, 2007. We have a number of employee benefit plans, including a 401(k) plan, stock option and stock purchase plans, profit sharing plans, deferred compensation plans and medical and hospitalization plans. Approximately 67% of our employees reside in India. We have never experienced a work stoppage or strike and consider our employee relations to be good.
Financial Information About Industry Segment; Financial Information About Domestic Operations and Export Sales
Information about these matters appears in “Note 11 — BUSINESS SEGMENT INFORMATION” to the financial statements included in Part II of this Annual Report on Form 10-K.
Executive Officers
The executive officers of our Company are elected by the Board of Directors each year. The term of office of each executive officer will expire at the annual meeting of the Board of Directors that will be held after the regular shareholders meeting on May 17, 2007. The principal occupation of each executive officer is with the Company and their positions are as follows:

			EXECUTIVE OFFICER
NAME	POSITION	AGE	SINCE
Paul F. Walsh	Chairman of the Board and Chief Executive Officer	57	2002

George W. Gresham	Chief Financial Officer, Executive Vice President, Finance and Chief Administration Officer	40	2005

Nelson G. Eng	President, eFunds U.S.	44	2006

Shailesh M. Kotwal	President, eFunds International	42	2006

Kay J. Nichols	Executive Vice President, Strategy, Marketing and Product Development	43	2005

Clyde L. Thomas	Chief Information Officer and Executive Vice President, Global Technology and Operations	54	2002

Steven F. Coleman	Executive Vice President, General Counsel and Secretary	48	2000

Laura De Cespedes	Executive Vice President, Human Resources	50	2005

Tommy L. Andrews	Executive Vice President, Corporate Development	56	2003
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

Nelson G. Eng, was appointed as the Company’s President-U.S. on December 1, 2006. Mr. Eng served as group vice president and general manager, financial services sector for Seibel Systems, Inc. and Oracle Corporation from January 2005 until July 2006. Mr. Eng acted as managing director of global sales, financial services sector for Dell Inc. from August 2002 until he joined Seibel. Prior to this position, Mr. Eng acted as vice president, worldwide sales, financial services products for Vignette Corporation. Mr. Eng was employed for over 15 years by IBM corporation in a variety of positions, serving most recently as business unit executive, product sales, Northeast.
Shailesh M. Kotwal joined our Company after more than 17 years in the financial services industry, serving most recently as Vice President and General Manager of International Insurance Services for American Express where he managed product development, diversified the company’s distribution channels and implemented operational best practices in 25 countries. Prior to this role, Mr. Kotwal held various senior management positions at American Express in the Asia Pacific region and Europe.
Kay J. Nichols served as our Senior Vice President, Strategy and Marketing from April 2005 until January 2006, when she became our Executive Vice President, Strategy, Marketing and Product Development. Ms. Nichols was employed by IBM for over ten years prior to joining our Company, serving most recently as global executive, financial services business partner solutions and strategy from 2001 to 2003 and then as global head of business transformation outsourcing for financial services.
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
Laura De Cespedes has led our Human Resources department since December 2005. Ms. De Cespedes served as Senior Vice President, Human Resources for WildCard from 2004 until assuming her current role and as Vice President Human Resources for Oasis Outsourcing Services, Inc. from 2003 until 2004. Prior to this position, Ms. De Cespedes served as Partner and Senior Manager with CPI Group, LLC 2002-2003, Executive Vice President, Human Resources for National Dairy Holdings, LLC 2002 and vice president human resources for Aviation Sales Company, Inc. 1999-2001.
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
Clareon filed a voluntary petition under chapter 11 of the Federal bankruptcy laws in connection with its sale to Fleet National Bank in November 2002. Messrs. Walsh and Thomas served as executive officers of Clareon within two years of this filing.
ITEM 1A. RISK FACTORS
When used in this Annual Report on Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in our press releases, letters and reports to stockholders and in oral statements made by our representatives, the words or phrases ‘should,’ ‘are expected to,’ ‘targeted,’ ‘will continue,’ ‘will approximate,’ ‘is anticipated,’ ‘estimate,’ ‘project’ or similar expressions are intended to identify ‘forward looking statements’ within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed below, which could cause our actual results to differ materially from our historical experience and our present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed below could affect our financial performance and could cause our actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse. We will not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
CHANGES IN INDIAN TAX LAWS OR THE INTERPRETATION OR ENFORCEMENT OF THOSE LAWS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.
Our Indian software development and business process management operations qualify for tax incentives associated with businesses that operate within designated geographic locations. These incentives generally provide us with exemptions from Indian tax on certain business income generated from these operations and phase out beginning between March 2008 and March 2009. As our Indian tax benefits are reduced or eliminated, our taxes in future periods will increase. Such an increase will reduce our profits.
In addition, these tax benefits do not apply to our companies that operate outside of India if it is determined that they are subject to income taxes in India. In April 2006, the Indian taxing authorities asserted that our income (and that of one of our subsidiaries) for the Indian tax year ended March 31, 2003 was subject to tax in India and issued an approximately $24.1 million tax assessment against us, plus interest of $9.8 million. In December 2006, these authorities issued an additional assessment against our subsidiary for approximately $0.7 million, plus interest of $0.3 million. There can be no assurance that our efforts to contest the validity or amount of these assessments will be successful. In any event, we will be required to incur a substantial level of expense to pursue our appeals with respect to this matter and the posting of the collateral required to pursue these remedies will adversely affect the amount of funds available to us under our credit lines.
There can be no assurance that the Indian tax authorities will not assert additional assessments against us in the future. We do not have the resources that would be required to enable us to pursue appeals of numerous assessments of the type asserted in 2006. In such an event, we could be required to evaluate means by which we can limit our exposure to adverse action by the Indian tax authorities. Such a course of action could involve the disposition of our India-based assets, which could be very disruptive to our business.
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
Our estimates for 2007 assume that our efforts to develop and implement the platform required to perform our obligations under our contract with American Express are successful. We made a non-refundable $7.5 million incentive payment to American Express in connection with the signing of this contract and we are devoting a substantial amount of IT development resources to this project. This is a large and complex effort and if we are unsuccessful, American Express could elect to terminate its contract with us. In such an event, we would have to write-off our initial incentive payment to American Express and the value of the services we provided prior to such termination. Such a result would likely require us to revise our expectations for 2007 downward, which could have a material adverse effect on the market price of our shares of Common Stock.
OUR ABILITY TO EXPAND THROUGH ACQUISITIONS INVOLVES RISKS AND MAY NOT BE SUCCESSFUL.
We have been acquiring companies to complement and grow our existing businesses. Our ability to expand through acquisitions involves many risks, including:
-	the operations, technology and personnel of any acquired companies may be difficult to integrate;

-	the acquired businesses may not achieve anticipated revenues, earnings or cash flow. Such a shortfall occurred in 2006 with respect to the prepaid business we acquired in 2005. A material downturn in the performance or prospects of an acquired business could require us to write-down the goodwill associated with the acquired company, which would adversely affect our reported earnings;

-	the allocation of management resources to consummate these transactions may disrupt our day to day business; and

-	acquisitions may require us to revise our published earnings guidance and record special charges that reduce our earnings.
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
WE ARE UNABLE TO PREDICT THE RESULTS OF THE PURPORTED CLASS ACTION LAWSUIT FILED IN FLORIDA.
The Company, along with numerous other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs were seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees and injunctive relief to prevent further alleged violations of the Federal Act. In March 2004, the Company joined in a motion to dismiss this case filed by a co-defendant and the Company filed its own further motion to dismiss a portion of this case and a motion for summary judgment in June 2004. Although the plaintiffs in this action and a number of the defendants, including the Company, have reached a tentative settlement of this case, other parties have objected to this settlement and we cannot predict with certainty whether the Court will ultimately approve it.
WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR OTHERS MAY CLAIM THAT WE ARE INFRINGING ON THEIR INTELLECTUAL PROPERTY.
Third parties have asserted infringement claims against our business in the past and others may assert these types of claims in the future. Claims for infringement of all types of patents are a common source of litigation. Infringement claims can require us to modify our products, services and technologies or obtain a license to permit our continued use of those rights. We may not be able to do either of these things in a timely manner or upon reasonable terms and conditions. Failure to do so could seriously harm our business and operating results. In addition, future litigation relating to infringement claims could result in substantial costs to us and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from selling some of our products, services or technologies.
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
In the US Payments market, our principal competitors include:
-	third-party debit network processors, including First Data Corporation, VISA Debit Processing Services, Fifth Third Processing Solutions, Metavante Corporation, Certegy and Fiserv;

-	financial institutions that have developed in house processing capabilities or services similar to ours, including Bank of America, M&I Bank and Fifth Third National Bank;

-	prepaid providers, including First Data, VISA Debit Processing Services, Total Systems and Metavante;

-	government service (EBT) providers including J.P. Morgan Chase and ACS; and

-	electronic funds transfer software providers, including Transaction System Architects, S1 and ACI Worldwide.
In the US Risk Management market, our principal competitors include:
-	providers of fraud management data and software including Equifax, Experian, TransUnion, RiskWise (a division of Lexis-Nexis of Reed Elsevier) and Early Warning Systems (f/k/a Primary Payment Systems);

-	retail check verification and electronic check processing providers, including Certegy (a subsidiary of Fidelity National Information Services) and Telecheck, a subsidiary of First Data Corporation; and

-	providers of outsourcing services including Spectramind/Wipro Ltd, Intelenet Global Services Ltd., Progeon Ltd. (an Infosys Technologies company), WNS Global Services, Daksh services (a subsidiary of IBM) and numerous other business process and outsourcing service providers.
In the International market, our competitors include global providers of processing services software and outsourcing services as noted above.
In the market for electronic transaction processing, the principal factors on which we compete are price and service levels and the features and functionality associated with our EFT software and processing services. The future growth of our revenues in this market is dependent upon securing an increasing volume of transactions. If we cannot control our transaction processing expenses, we may not remain price competitive and our revenues will be adversely affected. Our revenues can also be adversely affected if we are required to make pricing concessions to retain significant processing customers. In the current environment, price reductions typically accompany contract renewals. This dynamic will dampen the rate of growth in our processing business if we are not successful in retaining new customers or expanding the suite of services we offer to our existing clients. In addition, the loss of the CO-OP network and its member credit unions as a customer would have a material adverse effect on our US Payments business.
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
In addition to our current competitors, it is reasonable to expect that we will encounter substantial competition from new companies. The payment and risk management industries in which we operate are subject to rapid changes in technology. Alternative payment technologies such as smart cards, radio frequency-based payment devices, mobile payment modalities and other electronic payment forms are constantly under development, as are alternative identity verification techniques and risk analysis methodologies. We expect that new technologies and services will continue to emerge. These new products and services may render all or part of our product portfolio obsolete. No assurance can be given that we will be able to compete effectively against current and future competitors. Increased competition could result in price reductions, reduced gross margins or loss of market share.
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
THERE ARE A NUMBER OF RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR BUSINESS.
Because we currently sell some of our products and services on a global basis and provide outsourcing services from India, our business is subject to risks associated with doing business internationally. During 2006, we generated approximately 13% of our net sales outside of the United States and we presently anticipate that our international efforts will constitute a higher percentage of our net sales in future periods. Our future results could be harmed by a variety of factors, including:
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
We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the year ended December 31, 2006. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the principal foreign currencies in which we derive revenues and expenses, would have reduced our reported income before taxes during 2006 by approximately $3.1 million or 4%.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The following table sets forth a description of our principal facilities:

	Approximate	Owned or Lease
Location	Square Feet	Expiration Date	Function
Scottsdale, Arizona[1]	54,500	February 2012	Existing Corporate Headquarters
Scottsdale, Arizona[1]	101,000	January 2017	New Corporate Headquarters
Phoenix, Arizona[2]	92,400	Owned	Shared data center
Sunrise, Florida	92,200	Various July 2009-May 2010	Prepaid solutions
Maitland, Florida	16,500	December 2008	Data center
New Berlin, Wisconsin	82,600	Owned	Data center
Milwaukee, Wisconsin	79,500	January 2014	Software development center
Woodbury, Minnesota[3]	105,300	September 2012	Risk management and outsourcing services
Chennai, India	67,000	Various July 2006 – Oct 2008	Shared software development center
Mumbai, India	85,000	July 2007/April 2009	Outsourcing services
Mumbai, India	49,310	April 2009	Outsourcing services
Mumbai, India	25,745	April 2009	Outsourcing services
Gurgaon, India	62,200	September 2007/January 2009	Outsourcing services
Toronto, Canada	27,500	October 2008	Software development center

[1]	The Company is scheduled to move into a new Corporate Headquarters in March 2007.

[2]	Approximately 42,100 square feet of this facility is leased to a third party.

[3]	Approximately 12,300 square feet of this facility is leased to a third party.
We believe that additional space will be available at a reasonable cost to meet our expected needs.
ITEM 3. LEGAL PROCEEDINGS
Florida Litigation
The Company, along with seven other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act (DPPA). The plaintiffs were seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees, and injunctive relief to prevent further alleged violations of the Federal Act. In March 2004, the Company joined in a motion to dismiss this case filed by a co-defendant and the Company filed its own further motion to dismiss a portion of this case and a motion for summary judgment in June 2004. Six of the eight defendants, including the Company, have agreed to a proposed settlement with the plaintiffs. Under this agreement, the settling defendants will receive a nationwide release from all persons who had no actual damages as a result of the alleged violations of the DPPA and consent to the entry of an order for injunctive relief intended to enhance their data management practices. Counsel to the plaintiffs will receive $25 million of attorney’s fees. As a result of management’s assessment of the probable resolution of this matter, the Company recorded a $1.3 million expense (which amount is net of anticipated insurance proceeds in a like amount) during the third quarter of 2006.

The settling parties have submitted documentation regarding the proposed settlement to the Court, but no hearing to consider this proposal has been scheduled.
The two non-settling defendants have opposed the proposed settlement and a group of Texas drivers and motor vehicle record holders filed a class action complaint in Texas alleging violations of the DPPA against some of the settling defendants, our subsidiary ChexSystems, Inc. and one non-settling defendant in January 2007. ChexSystems has yet been served with this complaint. The Texas group moved to intervene in the Florida litigation, oppose the proposed settlement as to the nationwide class and to stay the Florida litigation in favor of the Texas action as to the claims asserted in the Texas action. Plaintiffs and the settling defendants have opposed the intervention motion and motion to stay the Florida litigation.
The same group of Texas drivers and motor vehicle record holders has subsequently filed other class actions in Texas alleging that other entities have violated the DPPA. One action, bearing the case style Sharon Taylor, et. al. v. Biometric Access Company, et. al., Case No. 22-07CV-18, filed on January 12, 2007 included ChexSystems as one of the 28 named defendants in this action. ChexSystems, Inc. has not yet been served with this complaint. The complaint in this action, alleges violations of the DPPA that are similar to those that are the subject of the proposed settlement in Florida.
We will continue to pursue approval of the proposed settlement in Florida and will vigorously oppose the Texas DPPA action on the grounds now that it is subject to the proposed nationwide settlement in Florida. If the proposed class action settlement is approved by the Court in Florida, we and our subsidiaries, including ChexSystems, Inc., will be released from liability from any claims under the DPPA by the nationwide class.
India Tax Dispute
In April, 2006, the Company was informed that the Indian tax authorities had concluded that eFunds Corporation and its U.S. based subsidiary, eFunds IT Solutions Group, Inc. (eFunds IT Solutions), had created a “permanent establishment” in India and that the transactions between the Company and eFunds IT Solutions, on the one hand and, the Company’s India-based subsidiaries, on the other hand, were allegedly not conducted on an arms-length basis. As a result, the Indian revenue authorities asserted that all of the income generated by the Company and eFunds IT Solutions during the twelve month period ended March 31, 2003 was subject to tax in India. The amount assessed was $24.1 million, plus $9.8 million in interest (based on the exchange rate between the U.S. dollar and the Indian Rupee on December 31, 2006). In December 2006, these authorities issued an additional assessment against our subsidiary for approximately $0.7 million, plus interest of $0.3 million.
The Company believes these claims are without merit and that neither it nor eFunds IT Solutions has a permanent establishment in India within the meaning of Article V of the United States-India Income Tax Treaty (the Tax Treaty). In any event, the Company believes that the assessments would be grossly excessive even if the Company or eFunds IT Solutions was subject to tax in India.
The Company intends to vigorously contest these assessments and pursue its administrative and legal appeals in India and the dispute resolution procedures provided for in the Tax Treaty between the US and India. The pursuit of these remedies requires, however, that the Company provide a bank guarantee in favor of the Indian tax authorities in the amount of the disputed assessments, plus three and one-half years of interest thereon computed at the Indian statutory rate (12.0%). Although the Company expects that it will ultimately prevail in having assessments overturned, or at a minimum materially reduced, that the appeal and dispute resolution processes could require several years to complete. The Company believes any amounts which might be paid to settle the Indian assessment would be offset by a reduction in tax assessments within the United States.
In order to obtain the bank guarantee needed to pursue the Company’s appeal of the first assessment, the Company issued a three and one-half year letter of credit under its Revolving Credit Agreement denominated in Indian rupees in the amount of approximately $48.5 million to Icici Bank (ICICI) in India as collateral for the bank guarantee that was issued by ICICI in favor of the Indian taxing authorities. The Company is currently in the process of issuing a second letter of credit under its Revolving Credit Agreement denominated in Indian rupees in the amount of approximately $1.3 million to support its appeal of the tax assessment issued in 2006.
The Company has appealed the initial assessment to the Indian Commissioner of Income Tax and filed an application for a stay of demand before the tax officer who issued the assessment. The Company has filed an application to pursue the dispute resolution mechanism established under the Tax Treaty with the U.S. Competent Authority, who will seek to resolve the double taxation issues raised by this assessment with its Indian counterparts. Further proceedings in India will be stayed during these negotiations, although it is possible that the Indian authorities could, as they did in 2006, issue additional assessments in respect of subsequent years. The Company intends to pursue similar remedies with respect to the second 2006 assessment and believes any amounts which might be paid to settle the Indian assessment would be offset by a reduction in tax assessments within the United States.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The shares of our Company are listed on the New York Stock Exchange under the symbol “EFD.” The following table sets forth the high and low prices of our common stock, as reported by the New York Stock Exchange for the calendar quarters indicated and the last sales price of our shares at the close of each such quarter.

2006	High	Low	Close
First Quarter	$27.47	$22.36	$25.84
Second Quarter	$26.98	$19.58	$22.05
Third Quarter	$24.85	$19.00	$24.18
Fourth Quarter	$28.49	$23.38	$27.50

2005	High	Low	Close
First Quarter	$24.25	$20.77	$22.32
Second Quarter	$22.88	$17.10	$17.99
Third Quarter	$20.72	$17.75	$18.83
Fourth Quarter	$24.10	$18.60	$23.44
As of February 14, 2007, the closing price of our shares was $25.84 and we had 7,930 record holders of our common stock.
Dividend Policy
We have never paid a dividend on our common stock and do not presently anticipate doing so.
Stock Repurchase Plan
On February 23, 2005, we announced a plan to buy back up to $100 million of our common stock at prices not to exceed $25 per share. The repurchases were made using the Company’s available cash. The purchases were made in the open market in accordance with applicable laws and regulations. The Company completed the repurchase plan on May 3, 2005 and repurchased a total of 4.6 million shares.
Stock Incentive Plans
Our employees participated in Deluxe’s stock option plans through the date of the Spin-Off. In connection with the Spin-Off, Deluxe and the Company decided that Deluxe options outstanding as of the record date for the Spin-Off would be converted into options to purchase shares of the Company and options to purchase shares of Deluxe based on a formula that compared the market value of the Company’s and Deluxe’s common stock at the record date for the Spin-Off. The formula was designed to maintain an equivalent intrinsic value for the Deluxe option holder following the Spin-Off. To accommodate this conversion, we established the eFunds Corporation Stock Incentive Plan for Deluxe Conversion Awards (the Conversion Plan). We did not record compensation expense as a result of the conversion process.
Under the Conversion Plan, the converted options retained their remaining terms, vesting and other characteristics as provided in the Deluxe plans. Options to purchase 2.9 million shares of the Company’s common stock were outstanding with a weighted average exercise price of $13.75 per share at December 31, 2000 under the Conversion Plan. Substantially all of the options under the Conversion Plan were exercised or expired on or before December 29, 2005 and approximately 50,000 options were outstanding at December 31, 2006. The Conversion Plan was terminated in December 2005 and no further options may be issued under it, but this termination did not impact the terms of the options that remain outstanding under this plan.
In connection with its initial public offering in June of 2000, we established the eFunds Corporation 2000 Stock Incentive Plan (the 2000 SIP) under which 9.1 million shares were reserved for issuance. The 2000 SIP provided for a broad range of methods to deliver stock-based awards, other than incentive stock options. Options issued under this plan became exercisable in varying amounts beginning generally one year after the date of grant and generally became fully vested after three years. Awards made under the 2000 SIP had a maximum term of ten years.
Concurrently with the closing of its acquisition of Wildcard, we adopted the eFunds Corporation 2005 Special Employment Inducement Award Plan (the 2005 Inducement Plan). Under the 2005 Inducement Plan, we are authorized to make employment inducement awards of restricted stock or restricted stock units to persons being hired in connection with a merger or acquisition involving the Company or one of its subsidiaries and the person’s prior employer. 37,500 shares of common stock of the Company are available for issuance pursuant to awards granted under this plan. No awards were outstanding under this Plan at December 31, 2006.
In May 2006, the Company’s stockholders approved the eFunds Corporation 2006 Stock Incentive Plan (2006 SIP). A total of 5.5 million shares are reserved for issuance under this plan. Like the 2000 SIP, the 2006 SIP provides for a broad range of methods to deliver stock-based awards, other than incentive stock options. Options issued under this plan are expected to have vesting schedules and maximum terms that are generally consistent with the options issued under the 2000 SIP. An award of a restricted share of stock or a restricted stock unit counts as an award of two shares under the 2006 SIP, with the result that a maximum of 2.75 million shares could be issued under the 2006 SIP if all of the awards granted under that plan were made in the form of shares of restricted stock or restricted stock units. Following the approval of the 2006 SIP, we terminated the 2000 SIP. This termination did not affect the terms of the awards outstanding under that plan, but no further awards may be made under it.
We periodically issue restricted stock unit awards to our employees and directors. These awards generally vest and are converted into shares of the Company’s common stock over three year periods, although we have granted awards with different vesting schedules in the past. The value of the restricted stock units is based on the value of the shares of common stock underlying the award at its grant date and is expensed in the consolidated statements of income on a straight-line basis over the service period associated with the award (generally, the vesting period). We issued 141,000 restricted stock units during 2006 under the 2006 SIP. We issued 163,000 restricted stock units during 2005 and 137,000 units in 2004 under the 2000 SIP. During 2005, 37,500 restricted stock unit awards were issued under the 2005 Inducement Plan, but this award was forfeited in 2006. No consideration is paid by award recipients for these awards.

The following table summarizes the number of securities issuable upon the exercise of our outstanding equity awards and the number of securities that remain available for future issuance under our existing equity plans.

Number of
	Number of		securities remaining
	securities to be		available for future
	issued upon	Weighted-average	issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights[2]	in column (a) [1]
Equity compensation plans approved by security holders	3,598,149	$16.71	5,105,316
Equity compensation plans not approved by security holders	—	—	37,500
Total	3,598,149	$16.71	5,142,816

[1]	Assumes that all future awards under the 2006 SIP are made in the form of options.

[2]	Restricted stock units are assumed to have an exercise price of zero for the purpose of this calculation.
Annual Meeting
The annual meeting of our stockholders will be held at 11:00 a.m., Scottsdale, Arizona time, on May 17, 2007, at our new corporate offices located at 4900 North Scottsdale Road, Portales Corporate Center II, Scottsdale, Arizona 85253.
ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read together with the consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The selected statement of income data shown below for each of the years in the five-year period ended December 31, 2006 and the selected balance sheet data for each of the five years ended December 31, 2006, are derived from our audited consolidated financial statements.

	Year Ended December 31,
		2005	2004	2003	2002
(in millions, except net income per share data)	2006	(revised(2))	(revised(2))	(revised(2))	(revised(2))
Statement of Income Data:
Net revenue	$552.4	$501.7	$552.1	$532.1	$543.1
Operating expenses	469.2	434.4	499.0	497.0	518.0

Income from operations (1)	83.2	67.3	53.1	35.1	25.1
Other (expense) income – net	(2.9)	0.4	(0.2)	1.2	0.7

Income before income taxes (1)	80.4	67.7	52.9	36.3	25.8
Provision for income taxes	(25.8)	(17.3)	(15.9)	(10.0)	(8.3)

Net income (1)	$54.5	$50.4	$37.0	$26.3	$17.5

Net income per share – basic	$1.17	$1.08	$0.77	$0.56	$0.38

Net income per share — diluted	$1.15	$1.06	$0.75	$0.56	$0.37

Shares used in computing:
Net income per share – basic	46.6	46.5	48.2	46.9	46.6
Net income per share — diluted	47.4	47.8	49.4	47.2	46.7

(1)	Amounts may not sum due to rounding.

(2)	Amounts have been revised to reflect the adoption of SFAS No. 123R

	December 31,
		2005	2004	2003	2002
(in millions)	2006	(revised(1))	(revised(1))	(revised(1))	(revised(1))
Balance Sheet Data:
Cash and cash equivalents	$126.7	$86.0	$274.5	$104.5	$119.5
Short-term investments	7.0	—	88.1	53.7	—
Working capital	179.9	122.0	343.2	162.7	149.8
Total assets	824.5	764.2	638.4	512.3	459.4
Long-term debt, excluding current portion	102.7	107.0	3.6	1.7	1.3
Stockholders’ equity	534.5	451.6	478.8	406.9	368.9

(1)	Amounts have been revised to reflect the adoption of SFAS No. 123R.
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
The numerator in our calculation of ROIC uses net operating profit based on accounting principles generally accepted in the United States (GAAP) adjusted for certain non-GAAP items (net operating profit after tax, or NOPAT and stock option expense). The denominator in our calculation of ROIC uses our average total assets for the trailing four quarters based on GAAP, adjusted for certain non-GAAP items (invested capital and tax affect of stock options). We believe including certain non-GAAP adjustments in the NOPAT and invested capital component of the calculation ensures that the ROIC measure we employ reflects return on capital without considering whether our business is financed with debt or equity. Our calculation of ROIC may not be comparable to similarly titled measures reported by other companies and the calculation may include amounts that may or may not be calculated from GAAP amounts presented in the financial statements.
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

	ROIC		ROA
	December 31,		December 31,
(dollars in millions)	2006	2005	2006	2005
Numerator
Income from operations	$83.2	$67.3	$83.2	$67.3
Add: Stock option expense	6.9	7.9	6.9	7.9
Other income (expense) — net	—	—	(2.9)	0.4
Add: Implied interest on future obligations[1]	8.0	6.5	—	—

	98.1	81.7	87.2	75.6
Provision for income taxes excluding benefit from stock option expense[2]	(31.7)	(21.5)	(28.2)	(19.9)

	$66.4	$60.2	$59.0	$55.7

Denominator
Average total assets	$770.4	$661.1	$776.2	$661.1
Less average cash, cash equivalents and short-term investments[3]	(108.1)	(171.9)	—	—
Less average current liabilities excluding debt[4]	(127.9)	(126.5)	—	—
Plus average cash deployed in the business[5]	63.4	48.8	—	—
Plus average net present value of future obligations[1]	110.6	128.1	—	—

	$708.4	$539.6	$776.2	$661.1

	9.4%	11.2%	7.6%	8.4%

[1]	Implied interest on future obligations represents the assumed implicit interest charge on the average present value of our future obligations using the Company’s assumed implicit interest rate (approximately 7% for 2006). The average net present value of future obligations represents the average for the trailing four quarters of the present value of total operating lease and vendor obligations discounted at the Company’s assumed implicit interest rate.

[2]	The tax rates used for this calculation are equal to our annualized effective tax rates for the periods shown of 32.1% for 2006 and 25.6% for 2005.

[3]	Average total assets and cash, cash equivalents and short-term investments are the average of the amounts shown in the Company’s financial statements at the end of the four quarters preceding the date of the calculation, excluding the impact of any deferred tax asset associated with the expensing of stock options.

[4]	Average current liabilities excluding debt is the average of the current liabilities recorded on the Company’s balance sheet (excluding the current portion of long-term debt) at the end of the four quarters preceding the date of the calculation.

[5]	Average cash deployed in the business is calculated as the average balance at the end of the four fiscal quarters preceding the date of the calculation of the total amount of cash we had in India plus the cash we had advanced to support the settlement obligations of our processing customers.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (MD&A) begins with an executive overview of our business that includes a description of our business goals, the business models for our segments, key events that occurred during 2006 and certain trends, risks and challenges. We then discuss our results of operations for 2006 and 2005 compared to 2005 and 2004, respectively. This is followed by a description of our liquidity and capital resources, including discussions about our financial condition, sources and uses of cash, long-term debt, stock repurchase plan and contractual obligations and commitments. We conclude with discussions of our hedging activities and critical accounting policies and estimates that we believe are important to an understanding of our reported financial results and our business outlook for 2007.
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
EXECUTIVE OVERVIEW
Our Business
Our goal is to enable our customers to grow their businesses while reducing transaction and infrastructure costs, detecting potential fraud and building long-term customer value. Using the business insight developed over decades of providing payment processing and information intelligence expertise, we deliver risk management, electronic payment and related outsourcing solutions. Our principal focus is on issuers of transaction accounts, such as financial institutions, financial services companies, electronic funds transfer networks, retailers, government agencies, telecommunications companies and other businesses. In evaluating the Company’s financial condition and operating results, management focuses on revenues, operating income, return on invested capital and cash flows.
During the historical periods presented herein, our four principal business lines were:
-	US Payments

-	US Risk Management

-	International

-	Automated Teller Machines (ATM) Management
Our ATM Management segment sold ATM equipment and provided ATM deployment, management and branding services to retailers and financial institutions. We sold the ATM machines and merchant contracts (the ATM Portfolio) associated with our former ATM Management segment in November 2004, and we ceased to consider our ongoing ATM management activities as a separate segment after the consummation of this sale. Concurrently with the sale of the ATM Portfolio, we entered into a five year Master Services Agreement (MSA) with the buyer. Pursuant to the MSA, we provided the buyer with transaction processing, residual administration, cash and telecommunications management, help desk and other ATM management services. The services provided in accordance with the MSA are presented within our US Payments and International segments and includes processing service revenues and related costs and revenues from ATM management services (see Note 4 in the notes to the consolidated financial statements). The deferred gain we recognized in connection with this sale is being amortized and recorded as a reduction in the operating expenses of our US Payments segment over the initial five-year term of the MSA. At December 31, 2006, approximately $27.6 million of the gain was recorded as a deferred gain of which $9.6 million was recorded as current liabilities and the remainder is included in long-term liabilities.

In July of 2005, we acquired WildCard Systems, Inc. (eFunds Prepaid Solutions). eFunds Prepaid Solutions provides prepaid products such as gift and payroll cards to financial institutions, retailers and other industry participants. eFunds Prepaid Solutions provides the processing and ongoing support for all aspects of these programs. The results of operations of this business are reflected in the prepaid solutions component of our US Payments segment in periods following this acquisition.
In 2006, we reclassified our segments to reflect the geographic location of our customers and the ongoing revisions of our organizational structure undertaken as part of management’s efforts to develop a more customer-focused organization. For customers based in the United States of America (US), our business has been further segmented into US Payments and US Risk Management. The Company’s three principal business lines are:
-	US Payments

-	US Risk Management

-	International
Our most profitable business lines are US Payments and US Risk Management. Our International segment has historically incurred an operating loss as we seek to expand the scale of this business and invest in market entry activities.
The business model of each of our segments is summarized below.
US Payments
This segment derives its revenue based upon our customers’ needs to process electronic payment transactions. The majority of this segment’s revenue is derived from processing debit transactions that originate at an ATM or point-of-sale device. Revenues in this segment also reflect processing and other activities associated with prepaid cards (such as payroll cards and gift cards) following our acquisition of our prepaid solutions business in July 2005. We also derive revenue in this segment from the provision of electronic benefit transfer (EBT) services to government agencies. The remaining revenue from this segment comes from the licensing, maintenance and support of our EFT software.
The provision of processing services requires substantial capital investment for computers and related peripherals, maintenance, system modifications and upgrades, security and redundancy. Although these requirements add barriers to competitive entrance, they also create a relatively high ratio of fixed operating costs to total costs. Processors are also required to maintain significant cash reserves to cover temporary differences in the flow of funds associated with electronic funds transfers. Additionally, the software applications used for processing transactions at our data centers and which we license to our software customers are primarily developed in-house and frequently require complex network compliance updates and competitive upgrades, creating a dependence upon experienced and qualified information technology (IT) personnel. The costs we incur for technology improvements are necessary for us to ensure our products are continuously enhanced to provide our customers with up-to-date processing capabilities. Other operating expenses include telecommunications costs to support the transmission of electronic transactions and settlement. We focus on increasing the recurring revenue base of this business through, among other things, the retention of our current processing customers and the acquisition of new processing relationships. Increasing our software sales and enhancing and extending our processing capabilities are also areas of management emphasis.
US Risk Management
This segment derives its revenue from inquiries from financial institutions and retailers seeking to comply with regulations or mitigate the risk associated with accepting checks, providing credit, engaging in card-not-present transactions or opening debit accounts for new consumers. Revenue from financial institutions using our new account screening services represents the substantial majority of this segment’s revenue. The balance of the remaining revenue of the segment is derived from retail customers using our check verification and card-not-present risk management services as well as a variety of our BPO capabilities. Our BPO services include account acquisition, telesales, credit card and brokerage support, call centers, loan processing, collections, data entry, ATM support services and systems maintenance. Operating costs generally include data acquisition and analytic development costs, the cost of technology, regulatory compliance infrastructure and customer support centers. Our primary efforts in managing this business are directed towards increasing its revenues by improving customer usage rates and expanding our product suite and customer set.
International
Our international business derives its revenues from the licensing, maintenance and support of our processing software for non-US customers and providing ATM management and processing services. Revenues in this segment were also derived from a variety of BPO services and the processing of electronic payment transactions. Operating costs in this segment are primarily related to capital requirements for software development and technology improvements as well as employee expenses, telecommunications and facilities costs. Our international business has historically operated at a loss and we are focusing on expanding our software sales and our EFT and prepaid processing presence in non-US markets in order to improve its operating results. We currently expect that our international segement will generate an operating profit in 2007.
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
Key Events in 2006
•	We entered into an agreement with American Express Travel Related Services Company, Inc. pursuant to which eFunds Prepaid Solutions will act as the exclusive processor for the mall and universal gift card programs managed by American Express in the U.S.

•	Revenues from our prepaid business were below our expectations and this business incurred a larger than expected loss in 2006.

•	Nelson G. Eng joined the Company as President — US and Shailesh M. Kotwal joined the Company as President of eFunds International.

•	The Indian taxing authorities issued an approximately $24.1 million tax assessment, plus interest of $9.8 million (based on the exchange rate between the U.S. and the Indian Rupee on December 31, 2006) against certain of our U.S. companies and we amended our credit facilities to enable us to issue a $48.5 million letter of credit needed to pursue our appeal of this assessment.

•	Paul F. Walsh and John J. (Jack) Boyle III were re-elected to our Board of Directors at our annual meeting of stockholders.

•	Sheila A. Penrose announced that she will not stand for re-election to the Board at the Company’s 2007 meeting of stockholders.

•	The Company’s Board of Directors was expanded by one and Angel Cabrera was elected to fill the vacancy created thereby.
Trends
Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our business. We would identify the more material positive and negative trends affecting our business as the following:
•	prepaid solution products are experiencing the highest growth rate of any payment card product and this trend is expected to continue over the next several years, although we expect to see some moderation in the growth levels seen in this industry in future periods;

•	increased fraud and regulatory requirements are driving a sustained need for identity verification and risk management products in the US and abroad;

•	there continues to be a migration from the use of traditional paper checks and cash to electronic payments;

•	larger financial institutions are developing increasing expectations regarding the ability of their payment technology providers to deliver complex, comprehensive solutions addressing all forms of electronic payment types across multiple geographies; and

•	there has been an increase in regulatory and legislative activity regarding notice requirements associated with incidents involving the misappropriation of consumer data, causing participants in the financial service and other industries to devote additional efforts to maintaining the security of their data files.
Risks and Challenges
In addition to the trends affecting our industry and Company as noted above, we consider risks and challenges that could impact the Company’s future financial results, including the following and those described at ITEM 1A in this Annual Report on Form 10-K:

•	Changes in Indian tax laws or the interpretation or enforcement of those laws could adversely affect our results of operations.

•	If the security of our databases is compromised, our reputation could suffer and customers may not be willing to use our products and services.

•	Estimates of future financial results are inherently unreliable.

•	Our ability to expand through acquisitions involves risks and may not be successful.

•	Consolidation in the industries we serve may adversely affect our ability to sell our products and services.

•	We are unable to predict the results of the purported class action lawsuit filed in Florida.

•	We may be unable to protect our intellectual property rights or others may claim that we are infringing on their intellectual property.

•	We face intense competition in all areas of our business, and if we do not compete effectively, our business will be harmed.

•	If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

•	Legislation or regulation could impair our ability to collect and use data, increase our operating costs or otherwise harm our business.

•	We may experience software defects, development delays and installation difficulties, which could harm our business and reputation and expose us to potential liability.

•	There are a number of risks associated with our international sales and operations that could harm our business.

•	Provisions in our charter documents and Delaware law may delay or prevent a change in control of our Company that you may consider favorable.
RESULTS OF OPERATIONS
The following table presents our consolidated financial results for the three years ended December 31, 2006:

	Year Ended December 31,			% Change
	2006	2005	2004	’06-’05	’05-’04
(dollars in millions)		(revised(2))	(revised(2))		(revised(2))
Net revenue	$552.4	$501.7	$552.1	10%	(9)%

Operating expenses:
Processing, communication and service costs	138.2	120.4	217.7	15	(45)
Employee costs	214.7	215.6	195.2	—	10
Depreciation and amortization	47.7	39.8	36.2	20	10
Other operating costs	68.6	58.6	46.3	17	27
Restructuring and other charges	—	—	3.1	—	*
Contract loss provision (reversal)	—	—	0.5	—	*

Total operating expenses	469.2	434.4	499.0	8	(13)

Income from operations	83.2	67.3	53.1	24	27
Interest expense	(6.4)	(4.3)	(0.4)	49	*
Other income – net	3.6	4.7	0.2	(23)	*

Income before income taxes(1)	80.4	67.7	52.9	19	28
Provision for income taxes	(25.8)	(17.3)	(15.9)	49	9

Net income(1)	$54.5	$50.4	$37.0	8	36

(1)	Amounts may not sum due to rounding.

(2)	Amounts have been revised to reflect the adoption of SFAS 123R.

*	Represents an increase or decrease in excess of 100%.

Net Revenue
The following table presents the net revenue by reportable segment and the related product lines for the three years ended December 31, 2006. As discussed in Note 11 of the Notes to the Consolidated Financial Statements, prior year amounts have been reclassified to conform with current period classification.

	Year Ended December 31,			% Change
(dollars in millions)	2006	2005	2004	’06-’05	’05-’04
US Payments
EFT processing	$147.9	$125.1	$112.6	18%	11
Prepaid solutions	85.1	45.0	—	89	*
Government services (EBT)	41.2	48.3	55.5	(15)	(13)
Software sales	9.5	9.1	7.3	4	25
IT Services	5.1	29.0	32.7	(82)	(11)
ATM Managed Services	3.7	4.2	1.7	(12)	*

	292.5	260.7	209.8	12	24

US Risk Management
Financial institution products	149.4	136.7	121.9	9	12
Retail products	19.3	20.9	18.2	(8)	15
BPO	20.4	31.0	39.3	(34)	(21)

	189.1	188.6	179.4	—	5

International
Software sales	33.8	26.1	28.3	30	(8)
BPO	29.4	24.6	13.1	20	88
EFT Processing	7.6	1.7	0.2	*	*

	70.8	52.4	41.6	35	26

ATM Management[1]	—	—	121.3	—	*

Total net revenue	$552.4	$501.7	$552.1	10	(9)

[1]	Includes revenues through November 18, 2004.

*	Represents an increase or decrease in excess of 100%.
US Payments
The revenues of our US Payments segment increased during 2006 as compared to 2005 due to the revenues from the prepaid solutions business we acquired in July 2005 and an increase in EFT processing volumes. These increases were partially offset by a decline in government service revenues following the expiration of some of our EBT contracts as well as a decline in revenues from software sales and other services as a result of the expiration of our IT services contract with Deluxe at the end of March 2006 and the non-recurrence of revenues from a customer migration project we completed in mid-2005.
We expect our US Payments segment revenues to increase in 2007 as compared to 2006 due to higher EFT processing and prepaid revenues from new and existing accounts. We also expect to see a somewhat increased level of seasonality in our electronic payments business in the future because the highest level of activity in our prepaid solutions business is typically seen in the fourth quarter of each year due to holiday sales. 2007 software revenues are also expected to improve somewhat over 2006. Government services revenues are expected to trend lower in 2007.
US Payments segment revenues increased during 2005 as compared to 2004 due to our acquisition of our prepaid solutions business, the acquisition of new processing customers and an increase in customer reimbursed fees. We also recognized higher revenues due to increased transaction volumes from our existing customers. These increases in revenues were partially offset by a decline in government services revenues following the expiration of certain customer contracts and lower software license sales.
US Risk Management
The US Risk Management segment revenues during 2006 were largely flat compared to 2005. Organic growth in our financial institution products and growth due to acquisitions that occurred during the second quarter of 2005 were offset by a decline in BPO revenues following the termination of a sub-contract with another call center provider during 2006. Revenues for our US Risk Management segment in 2007 are expected to be higher than those seen in 2006 with higher revenues from financial institutions being partially offset by continued revenue reductions from our BPO activities. 2007 revenues from our retail products are expected to be generally the same as 2006.

The increase in our US Risk Management segment revenues in 2005 as compared to 2004 is primarily due to growth from acquisitions that we completed in 2005 and in the second quarter of 2004 and organic growth from our financial institution products.
International
Our International segment revenues increased in 2006 as compared to 2005 due to higher software sales, an increase in ATM management revenues as a result of an acquisition we completed in India in June 2005 and from growth in our international EFT processing activities. International segment revenues are expected to increase in 2007, albeit at a slower rate than was seen in 2006, as these trends are expected to continue during the upcoming year.
Revenues from our International segment increased in 2005 as compared to 2004 primarily due to the revenues we received for providing ATM management services to the buyer of our ATM portfolio and our acquisition of India Switch Company during the second quarter of 2005.
ATM Management
We have not presented our ATM management business as a separate operating segment since the sale of our ATM Portfolio in November of 2004. The revenues we derive from ATM management services were reflected in our US Payments and International segments during 2006 and 2005.
Software Sales
The following table provides details regarding the revenues generated from our software business during the periods indicated:

	Year Ended December 31,
(in millions)	2006	2005	2004
License fees	$12.7	$5.6	$7.0
Maintenance	20.3	20.6	21.5
Software services	10.3	9.0	7.1

	$43.3	$35.2	$35.6

Business Segment Operating Income
We revised our segment reporting during the second quarter of 2006 to reflect the geographic location of our customers and ongoing revisions to our organizational structure as part of our efforts to develop a more customer-focused organization. For customers based in the US, the business has been further segmented into US Payments and US Risk Management. The segment information presented below for 2005 has been reclassified to reflect our 2006 segment presentation.

	Year Ended December 31,
(dollars in millions)	2006	2005	% Change
		(revised1)
Operating income (loss)
US Payments	$37.7	$37.1	2%
US Risk Management	68.0	54.5	25
International	(2.9)	(4.1)	29
Corporate	(19.6)	(20.2)	3

Total operating income[2]	$83.2	$67.3	24

[1]	Amounts have been revised to reflect the adoption of SFAS No. 123R.

[2]	Amounts may not sum due to rounding.
The discussions below regarding the comparison between the operating income of our business segments in 2006 and 2005 reflect the reclassifications shown above.
The operating income (loss) by segment for 2004 has not been adjusted to reflect the 2006 segment change because it is not practicable to extract the data needed to restate these amounts to correspond to the 2006 presentation. In order to provide comparable business segment information, we have presented the business segment operating results for the years ended December 31, 2005 and 2004 using the same methodology as was applied in our Annual Report on Form 10-K for the year ended December 31, 2005 (the 2005 10-K). The information shown below for 2004 using the original 2005 presentation should not be considered directly comparable to the 2006 business segment operating results.

	Year Ended December 31,
(dollars in millions)	2005	2004	% Change
	(2005 presentation)	(2005 presentation)
	(revised1)	(revised1)
Operating income (loss)
Electronic payments	$20.4	$25.1	(19)%
Risk management	55.0	46.8	18
Global outsourcing	12.0	14.6	(18)
ATM management	—	(2.3)	*
Corporate	(20.1)	(31.0)	35

Total operating income(2)	$67.3	$53.1	27

*	Represents an increase or decrease in excess of 100%.

[1]	Amounts have been revised to reflect the adoption of SFAS No. 123R.

[2]	Amounts may not sum due to rounding.
The discussion below regarding the comparison between the operating income of our business segments in 2005 and 2004 is based upon the original 2005 presentations described above. If the operating income results for the year ended December 31, 2004 could be reclassified to conform to the 2006 presentation, management would expect that the principal factors driving the variations between 2005 and 2004 would remain largely unchanged from those identified below.
2006 versus 2005
US Payments
The 2006 operating income of our US Payments segment was largely flat compared to 2005 with the impact of increases in EFT processing revenues being offset by the operating loss incurred by our prepaid solutions business, the impact of the expiration of our contract with Deluxe and a decline in our EBT revenues. Revenues from our prepaid solutions business were lower than anticipated and this business incurred a $9.4 million operating loss in 2006. Operating income from this segment is expected to increase in 2007 as compared to 2006 due to higher EFT and prepaid revenues and the continued integration of our prepaid business, offset somewhat by an expected continued decline in government services revenues.
US Risk Management
Operating income from our US Risk Management business was significantly higher in 2006 than 2005 due to the increase in financial institution product revenues being applied over a relatively fixed cost structure. The effect of this increase was partially offset by a $1.3 million legal accrual recorded during the third quarter of 2006 in connection with the litigation described in Note 12. Operating income from this segment is expected to increase substantially in 2007 as compared to 2006 as a result of higher financial institution revenues.
International
The reduction in of the operating loss incurred by our International segment during 2006 compared to 2005 is due to an increase in software license revenues partially offset by increased costs as we invest in growing this business. We expect that our international operations will be profitable in 2007 due to increased processing activities and expanded software sales.
Corporate
Unallocated corporate overhead includes, among other things, executive leadership costs, investor relations and certain shared legal, consulting, accounting, finance and technology expenses. Corporate expenses during 2006 were generally comparable to the levels seen in 2005 and we expect corporate overhead costs in 2007 to be largely flat to those seen in 2006.
2005 versus 2004
Electronic Payments
The operating income of our Electronic Payments segment decreased in 2005 as compared to 2004 primarily due to costs incurred for new client installations, a decline in government services revenues and a reduction in software license sales. Also contributing to the decline in operating income was the allocation of additional operating and overhead expenses to this segment following the sale of our ATM Management segment in late 2004. The increase in revenues during 2005 associated with customer reimbursed fees did not impact our operating income because these fees are recorded as both revenues and corresponding expenses.
Risk Management
Operating income was higher in 2005 as compared to 2004 because the increase we saw in revenues from our financial institution suite of products was derived from a relatively fixed cost structure. The acquisitions we completed in 2005 and the second quarter of 2004 also contributed to the increase in operating income.
Global Outsourcing
The operating income of our Global Outsourcing segment decreased in 2005 due to the effect of lower IT services revenues and reduced shortfall fees from Deluxe. We received $4 million in shortfall fees from Deluxe in 2004 as compared to $1 million in 2005. An increase in allocated operating and corporate expenses following the sale of our ATM Portfolio in 2004 also contributed to the decline in operating income in 2005. These declines were partially offset by the impact of the managed services agreement we signed with the buyer of our ATM Portfolio and a significant customer migration project we completed in 2005.
ATM Management
Our ATM management business was not presented as a separate operating segment in 2005 following the sale of our ATM Portfolio in November 2004.
Corporate
The decrease in corporate overhead costs in 2005 as compared to 2004 is primarily due to a reduction in external consulting costs and the reduction in legal and other related expenses following the resolution of an SEC investigation and the settlement of certain related litigation.
Operating Expenses
Operating expenses for the three years ended December 31, 2006 were as follows:

	Year Ended December 31,			% Change
(dollars in millions)	2006	2005	2004	‘06-’05	‘05-’04
		(revised1)	(revised1)
Operating expenses:
Processing, communication and service costs	$138.2	$120.4	$217.7	15%	(45)%
Employee costs	214.7	215.6	195.2	—	10
Depreciation and amortization	47.7	39.8	36.2	20	10
Other operating costs	68.6	58.6	46.3	17	27
Restructuring and other charges	—	—	3.1	—	*
Contract loss provision	—	—	0.5	—	*

Total operating expenses	$469.2	$434.4	$499.0	8	(13)

[1]	Amounts have been revised to reflect the adoption of SFAS No. 123R.

*	Represents an increase or decrease in excess of 100%.
Processing, communication and service costs
This category includes the cost of transaction processing, telecommunications, computer equipment and promotional services. This category also included the residual payments we made to the occupants of the properties where the ATMs that we owned or managed prior to the sale of our ATM Portfolio were located.
The increase in processing, communication and service costs during 2006 compared to 2005 is due to the acquisition of our prepaid solutions business in July 2005.
The decrease in processing, communication and service costs seen in 2005 was primarily due to the sale of our ATM Portfolio in late 2004 and the impact of the amortization of the deferred gain from that sale. This decrease was partially offset during the second half of 2005 due to the acquisition of our prepaid solutions business.
Processing, communications and service costs are expected to increase slightly in 2007 as compared to 2006 due to expected increases in EFT and prepaid processing revenues.

Employee costs
Expenses in this category represent employee compensation, payroll taxes, medical costs and other employee related costs. Employee costs remained relatively consistent in 2006 as compared to 2005 because the effect increased headcount resulting from acquisitions of higher-cost employees was offset by a significant reduction in employee incentive accruals associated with lower than anticipated revenues and operating income. Overall, company-wide headcount decreased from 6,000 employees at December 31, 2005 to 5,200 employees at December 31, 2006. We expect employee costs to increase in 2007 as compared to 2006 due to expected increases in headcount and higher incentive accruals.
The increases in these costs in 2005 as compared to 2004 is due to the addition of employees from acquisitions.
Depreciation and amortization
These costs represent the depreciation of the buildings and equipment we own and the amortization of our intangible assets, such as capitalized software costs and acquired contracts. The increase in depreciation and amortization expenses in 2006 as compared to 2005 is due to the impact of recording a full year of expenses related to the acquisitions we completed during the first half of 2005, including WildCard. Because we receive tangible and intangible assets with finite lives when we acquire a company, the depreciation and amortization we record for those assets results in an incremental increase in our costs in periods following an acquisition. Depreciation and amortization costs are expected to be slightly higher in 2007 compared to 2006 due to the higher levels of capital expenditures we recorded in 2006.
The increase in depreciation and amortization expenses in 2005 as compared to 2004 is due to additional expenses related to the acquisitions we completed during 2005, including WildCard. These increases were partially offset by a decrease in amortization expenses for intangible assets following the sale of our ATM Portfolio.
Other operating costs
Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt expense and certain administrative costs. Other operating costs increased in 2006 as compared to 2005 due to an increase in consulting and temporary service costs as a result of the retention of additional IT consultants to support seasonal requirements at our prepaid solutions business and additional costs associated with the operations of businesses we acquired in 2005. Other operating costs also include a $1.3 million legal accrual recorded during the third quarter of 2006. Other operating costs are expected to decrease in 2007 as compared to 2006 primarily due to reductions in temporary labor and IT consultants.
Other operating costs increased in 2005 as compared to 2004 due to an increase in consulting and temporary service costs and additional costs associated with the operation of acquired entities. These increases were partially offset by a decline in legal expenses following the settlement of an SEC investigation and related litigation in 2004 as well as a $1.8 million refund of business and occupancy state taxes during the second quarter of 2005 that we credited against this expense category.
Restructuring and other charges
During 2004, we incurred severance charges of approximately $3.1 million related to the elimination of approximately 158 positions. These charges were to be paid through 2006. We did not record any restructuring charges in 2005 or 2006.
Contract loss provision
During the second quarter of 2004, we recorded a $0.5 million loss contact charge for certain fixed long-term software contracts that we determined were unlikely to be profitable. The projects related to our contract loss provisions have been completed and we had no outstanding loss contract reserve balance at December 31, 2005 and 2006.
Other income — net
Other income — net primarily includes interest and investment income and foreign currency translation adjustments. Income earned on cash, cash equivalents and investments was $3.8 million in 2006, $4.5 million in 2005 and $3.2 million in 2004. We incurred an expense in 2006, 2005 and 2004 from unfavorable changes in foreign currency rates of $0.3 million, $0.5 million and $2.4 million, respectively. We are considering whether to enter into hedging arrangements to limit our exposure to unfavorable exchange rate fluctuations.
Provision for income taxes
Our effective tax rate is largely determined by our Indian subsidiary’s proportional share of our projected consolidated income. Our Indian software development and BPO operations qualify for tax incentives associated with businesses that operate within designated geographic locations in India. These incentives generally provide us with exemptions from Indian income tax on certain business income generated from these operations and they will phase out in 2008 and March 2009.
Our annualized effective tax rate for 2006, 2005 and 2004 was 32%, 26% and 30%, respectively. The significant decrease in our effective tax rate during 2005 reflects a $5 million tax benefit primarily from an Advanced Pricing Agreement that we signed with the Internal Revenue Service in August 2005 related to our foreign operations. As a result of this agreement, certain tax reserves that we had previously created were no longer considered necessary and we reduced our tax provision to reflect their reversal. Also contributing to the decline in our effective tax rate during 2005 was our recognition of a $1 million tax benefit during the first quarter of 2005 from our release of tax reserves related to our foreign operations because certain tax rulings indicated that these reserves were no longer needed.
LIQUIDITY AND CAPITAL RESOURCES

(dollars in millions)	2006	2005	% Change
		(revised1)
Cash and cash equivalents	$126.7	$86.0	47%
Short-term investments	7.0	—	*
Long-term debt due within one year	4.4	5.0	(12)
Long-term debt	102.7	107.0	(4)
Stockholders’ equity	534.5	451.6	18
Net working capital	179.9	122.0	47

[1]	Amounts have been revised to reflect the adoption of SFAS No. 123R.

*	Represents an increase or decrease in excess of 100%.
Financial Condition
Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund planned capital expenditures. Cash and cash equivalents at December 31, 2006 included cash in India of approximately $27 million. These funds are held in Indian bank accounts denominated in India rupees or U.S. dollars and are available for use in our India operations and investments. We would have to pay taxes on these funds if we were to repatriate them to the US.
As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The in-transit balances due to us are included in cash and cash equivalents. The typical overnight settlement balance due to us ranges from $35 million to $50 million. We plan to satisfy these liquidity requirements using cash and cash equivalents on hand as well as through the Revolving Credit Agreement described below. We are currently working with certain of our processing customers to amend our existing agreements to reduce this float in the future. As of December 31, 2006, approximately $49 million was due to us and we received these funds in early January.
Historically, we have sought to maintain adequate cash balances and credit facilities to ensure that we could advance funds to our largest processing customers if unusual circumstances prevented us from processing their settlement files on time. In January of 2006, we renegotiated the terms of this arrangement and are no longer obligated to advance funds to this customer under these circumstances, although the renegotiated contract terms do require us to reimburse the customer for any additional fees that the customer might incur if we are unable to process its settlement files in a timely manner. The impact from such an event would not be material to our financial position or results of operations.
Although we were not contractually obligated to do so, we voluntarily advanced $92 million in funds to this customer during 2006 after the customer’s settlement files were not timely processed due to a telecommunications outage. We obtained these funds through a draw down under our Revolving Credit Agreement. This advance was reimbursed after two days.

Sources and Uses of Cash
The following table sets forth a summary of our cash flow activity for the three years ended December 31, 2006 and should be read in conjunction with our consolidated statements of cash flows:

	Summary of Cash Flows
	Year Ended December 31,
(in millions)	2006	2005	2004
		(revised1)	(revised1)
Cash provided by operating activities	$75.1	$42.6	$68.2
Cash (used in) provided by investing activities	(47.7)	(236.4)	82.1
Cash provided by financing activities	13.4	5.3	19.7

Net increase (decrease) in cash and cash equivalents	$40.8	$(188.5)	$170.0

[1]	Amounts have been revised to reflect the adoption of SFAS No. 123R.
Our current priorities for the use of our cash are:
•	investment in projects, including our Oracle STS initiative, intended to increase our product delivery and operational effectiveness, enhance our product suite and the security and redundancy of our systems; and

•	funding our liquidity needs and the implementation of significant customer contracts.
We have no present intention of using our available funds to pay cash dividends.
Operating Activities
Our primary source of operating cash flow is the profits we generate from our business. Operating cash outflows include payments to vendors for telecommunications services, consulting services and supplies. We also pay salaries and benefits to our employees and income taxes.
Cash flows provided by operations increased to $75 million in 2006 as compared to $43 million in 2005 because the 2005 amounts reflects the payment of income taxes related to the gain we recorded when we sold our ATM Portfolio and an increase in our accounts receivable balances due to the acquisition of our prepaid business during 2005. Cash flows provided by operating activities in 2006 also include $18 million decrease in deferred income taxes. Cash flows from operating activities also include $7.5 million payment made to a significant Prepaid customer upon execution of a long-term contract in November 2006. This payment is reflected within other assets and liabilities within our cash flow statement.
Although our business generated more gross profits in 2005, our cash flows declined as compared to 2004 because of the income taxes we paid in 2005 on the gain we recorded when we sold our ATM Portfolio in late 2004.
Investing Activities
Cash provided by or used in our investing activities generally reflects the sale or acquisition of assets. During 2006, we spent approximately $37 million on capital expenditures as compared to $29 million during 2005. This increase reflects the ongoing investment we are making in our core technology architecture, product development activities and the incremental capital needs of the businesses we acquired during 2005. We received $2 million in net cash during 2006 from the disposition of an employment screening business we acquired in 2005. We used $7 million in net cash during 2006 to purchase short-term investments.
During 2005, we used approximately $288 million for acquisitions and $29 million for capital expenditures. We received $187 million in net cash during 2005 from the sale of short-term investments and purchased $99 million in short-term investments. The net cash received from the sale and purchase of short-term investments was used to fund capital expenditures.
Financing Activities
We receive funds from the exercise of stock options and the sale of our shares through our employee stock purchase plan. We also obtain funds through borrowings under our bank lines. We disburse funds if we repurchase shares of our common stock or repay debt. In 2006, we received proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan of $16 million. We also borrowed $92 million under our Revolving Line of Credit to advance funds to a processing customer after a telecommunications failure. This loan was repaid within two days and is included in payments on our long-term debt during 2006.

In 2005, we received net proceeds from the issuance of long term debt of approximately $89 million which we used to partially fund our acquisition of WildCard. We also received proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan of $15 million. We used $100 million to repurchase shares of our common stock.
Long-term Debt
On July 1, 2005, we entered into a new credit agreement (the Revolving Credit Agreement). The Revolving Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $150 million. We have the option to increase this commitment to $200 million if certain requirements of the Revolving Credit Agreement are satisfied. We can use amounts borrowed under the Revolving Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Revolving Credit Agreement provides for two optional interest rates on any borrowings thereunder. The first rate is equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5%, depending on certain conditions set forth in the Agreement. The second rate was equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate, plus an additional percentage based on our leverage ratio. The terms of the Revolving Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type. We are subject to a non-use fee ranging from 0.10% to 0.25% of the unused commitment depending on our leverage ratio as defined by the agreement, as amended. During 2005, the interest rate on borrowings under the Revolving Credit Agreement ranged from 4.2% to 6.3%. We had no outstanding borrowings under the Revolving Credit Agreement at December 31, 2006. We have approximately $48.5 million outstanding under a letter of credit related to the Indian Tax assessment described in Note 13 which reduces our borrowing capacity under the Revolving Credit Agreement by a like amount. Certain of our domestic subsidiaries have guaranteed our obligations under the Revolving Credit Agreement.
On January 31, 2007, we amended the Revolving Credit Agreement. The amendment extended the maturity date of the credit facility from July 1, 2010 until January 24, 2012 and reduced the LIBOR interest rates applicable thereunder. In addition, the amendment adjusted certain of the financial covenants contained in the Revolving Credit Agreement.
On September 30, 2005, we issued $100 million of senior unsecured notes (the Notes) in a private offering under Rule 144A of the Securities Act of 1933, as amended. The Notes bear interest at a fixed interest rate of 5.39%, with interest payable semi-annually, and will mature on September 30, 2012. The indebtedness represented by the Notes ranks pari passu with our obligations under the Revolving Credit Agreement and our obligations with respect to the Notes are guaranteed by certain of our domestic subsidiaries. The Note Purchase Agreement between us and the purchasers of the Notes contains certain negative and affirmative covenants customary for transactions of this type. Concurrently with the issuance of the Notes, we repaid a $100 million unsecured term loan we incurred in connection with our acquisition of our prepaid business.
Stock Repurchase Plan
On February 23, 2005, we announced that our Board of Directors had approved a plan to buy back up to $100 million of common stock at prices not to exceed $25 per share. The repurchases were made using our available cash. The purchases were made in the open market in accordance with applicable laws and regulations. We completed this program on May 3, 2005 and repurchased a total of 4.6 million shares at a weighted average price of $21.78 per share.
Contractual Obligations and Commitments
The following table sets forth our contractual cash obligations as of December 31, 2006 in total and for the time periods specified:

	Payments Due by Period
(in millions)	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$100.0	$—	$—	$—	$—	$—	$100.0
Capital lease obligations	7.1	4.4	2.5	0.2	—	—	—
Operating lease obligations[1]	76.0	17.6	14.2	8.7	7.5	6.7	21.3
Vendor obligations	57.6	31.8	16.0	4.4	2.7	2.7	—

Total	$240.7	$53.8	$32.7	$13.3	$10.2	$9.4	$121.3

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $4.5 million due in the future under non-cancelable subleases.

\

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
The following table sets forth our future commercial commitments as of December 31, 2006:

	Commitment Expiration by Period
(in millions)	Total	2007	2008	2009	2010	2011	Thereafter
Letters of credit and other	$49.5	$1.0	$—	$48.5	$—	$—	$—
Performance bonds[1]	11.9	11.6	0.2	0.1	—	—	—

Total commitments[1]	$61.4	$12.6	$0.2	$48.6	$—	$—	$—

[1]	Amounts may not sum due to rounding.
In connection with our government services business and collection activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at December 31, 2006 was $11.9 million. We also had approximately $0.5 million of outstanding letters of credit and performance guarantees in India as of such date. These obligations were secured by time deposits in an equivalent amount. We also had an approximately $48.5 million letter of credit outstanding under the Revolving Credit Agreement related to the Indian Tax assessment discussed above. Certain of our domestic subsidiaries have guaranteed our obligations under the Revolving Credit Agreement.
In December 2006, we paid $7.5 million as a contract incentive payment to a significant Prepaid customer following the signing of an agreement whereby eFunds Prepaid Solutions will act as the exclusive processor for the mall and universal gift card programs of this customer. $0.8 million of this payment is included in other current assets with the remaining portion included in other non-current assets at December 31, 2006. We have also agreed not to bill this customer for a substantial amount of the professional services we will be performing to develop and enhance the platform needed to support its programs. The initial contract incentive payment will be amortized as a reduction of revenue over the initial term of the contract, which expires in mid-2016. The discount associated with the unbilled professional services will be allocated to all elements of the arrangement and amortized over the service periods of those elements as a reduction of revenue. During the term of the contract, we may be required to make additional incentive payments based upon the customer achieving certain agreed-upon transaction volume thresholds and other milestones. In total, we may be required to pay the customer an additional $32.5 million over the contract term as incentive payments. If the contract is terminated prior to expiration, we will be required to recognize the unamortized portion of the incentive payments and unbilled professional services as an expense in the period in which such termination occurs.
HEDGING ACTIVITIES
On July 27, 2005, we entered into an interest-rate-related derivative instrument to manage the exposure we had to variations in interest rates pending the anticipated issuance of the $100 million of Notes described above. The notional amount of the derivative was $75 million and its scheduled maturity date was three months from the date of its execution. On September 20, 2005, we unwound the derivative instrument when we locked the interest rate on the Notes and, due to changes in treasury rates during the derivative instrument’s term, we paid $0.3 million to settle this arrangement. The derivative instrument we entered into was effective and qualified for hedge accounting and so the loss we incurred in connection with it was deferred in stockholders’ equity (as a component of accumulated other comprehensive income) and will be recognized as incremental interest expense in our income statement over the seven year term of the Notes. We did not have any derivative instruments at December 31, 2006.
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
We frequently enter into contracts to provide multiple products and services (multiple elements). Generally, our multiple element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements (e.g., American Institute of Certified Public Accountants Statement (SOP) No. 97-2, Software Revenue Recognition, as amended). If not, we apply the separation provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The provisions of EITF No. 00-21 require us to unbundle multiple element arrangements into separate units of accounting if each of the delivered items in the arrangement have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in our control. In arrangements where the delivered items have standalone value to the customer but there is objective and reliable evidence of the fair value of only the undelivered contract elements, we use the residual method of revenue recognition to allocate the total consideration derived from the arrangement. Under the residual method of revenue recognition, the total arrangement value is allocated to the undelivered element based on its fair value and the remaining value of the contract is allocated to the delivered element.
When we are able to unbundle a multiple element arrangement into separate units of accounting, we allocate the total consideration associated with the arrangement to each unit based on its fair value and apply the accounting policies described below to determine the appropriate means of recognizing revenue associated with that unit. If we are unable to unbundle an arrangement into separate units of accounting, we apply our accounting policies to the entirety of the arrangement.
The determination of whether we are able to unbundle an arrangement is significant because it establishes whether we can recognize all or part of the consideration paid or to be paid to us as revenues immediately upon the delivery of some of the elements of the arrangement or whether we must defer the recognition of revenue over the performance period associated with the undelivered elements.
From time to time, we enter into multiple element arrangements that, in accordance with the provisions of EITF 00-21, result in us recognizing revenue for delivered elements based upon the fair value of services provided prior to invoicing the customer under the terms of the arrangement. In these arrangements, we record the fair value of the delivered elements as an asset, or deferred discount, that is generally allocated to all elements of the arrangement and amortized over the service periods of those elements as a reduction of revenue.
Transaction processing and related services
Transaction processing and service fees, including government benefit distribution fees, are recognized in the period that the service is rendered. These services typically consist of processing customers’ electronic debit transactions and settling the funds with the financial institutions involved in the transactions. Transaction processing and service fees are charged on a per transaction basis, depending on the contractual arrangement with the customer. Government services fees are recognized in the period services are rendered and are based on monthly fees per benefits recipient.

Prepaid solutions
We receive fees from prepaid and stored value card transactions through the provision of transaction processing services, program and account set-up services, card origination and other professional services. We recognize revenues for transaction processing fees as described above. Fees for program development are generally recognized over the contractual term of the arrangement and account set-up and related fees are generally recognized over the economic life of the cards related to the program because these services do not generally have stand-alone value to the customer. All other card service revenue is recognized when services are rendered.
Software licensing and related services
Software license fees for standard products are recognized upon delivery of the software or, for electronic deliveries, when the customer takes possession of the software via a download or is provided with access codes that allow them to take immediate possession of the software on their hardware. If a license contains customer acceptance criteria for which significant uncertainties exist, revenue is recognized upon the earlier of customer acceptance or satisfaction of the contractual customer acceptance criteria. Certain software licensing arrangements include multiple elements. We generally allocate the total consideration from these types of arrangements using the residual revenue recognition methodology. The fair value of the undelivered elements under this methodology is determined using the sales price of each undelivered element when sold separately (vendor specific objective evidence).
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
Risk management services
Risk management fees are recognized as revenue in the period the services are rendered. Risk management services consist of new account applicant and check verification screenings to manage the risk associated with opening debit accounts, accepting checks or engaging in card-not-present transactions. Risk management fees are based on the number of inquiries against the databases used for screening purposes or monthly fees based on the net monthly sales of the user of our products or other similar measures, depending on the product and service.
Business process outsourcing and information technology consulting services
We provide business process outsourcing and information technology consulting services. Revenue from providing these services is generally recognized under one of two methods, depending on the relevant contractual terms. Under the time and materials method, which is applied to substantially all of our contracts, revenues are based on a fee per hour or transaction basis and are recognized as hours or transactions are completed. Under the fixed contract method, which represents only a very small portion of our revenues, a pre-set fee is agreed upon for a project and revenue is recognized proportionately to the percentage of completion of the project using the expended method described above.
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
Software-internal use
We capitalize the cost of software developed or obtained for internal use once the preliminary project stage has been completed, management commits to funding the project, it is probable that the project will be completed and that the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and the software is ready for its intended use. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we assess internal use software for potential impairment when events or changes in circumstances indicate that the carrying value of these assets may not be recovered. For example, in 2002 we discontinued certain product lines which resulted in a charge of approximately $2 million for the impairment of the related software. There have been no subsequent impairment charges for internal use software. Capitalized costs associated with internal use software are generally amortized over a three to five year period.
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
Acquired contracts and other
Contracts acquired through acquisitions are specifically identified in connection with that acquisition. The amount recorded as intangible assets for acquired contracts represents the estimated fair value of these relationships. This estimate is based on the present value of the estimated future net cash flows from the contracts, including expected renewals. The majority of these intangibles are amortized using a straight-line basis over the term of the acquired contracts. Where appropriate, we use third-party valuation professionals to assist us in determining the fair value and amortizable life of contracts at the time of their acquisition. This type of intangible asset could be impaired if the attrition rate associated with the acquired contracts materially exceeds the rate used to estimate the fair value of the acquired contract portfolio. To date, we have not incurred any significant impairments with regard to our acquired contracts.

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
Income Taxes
Accounting for income taxes requires us to make significant judgments to estimate our future income taxes. These judgments include, but are not limited to, the likelihood we will realize the benefits of net operating loss carryforwards, the adequacy of our valuation allowances, the rates to be used to measure transactions with foreign subsidiaries and the valuation models to be used for measuring the value of certain transactions. Further, our operations are subject to government regulations in the United States and in foreign countries in which we operate relating to taxation and the judgments and estimates we use are subject to challenge by domestic and foreign taxing authorities. We recognize tax liabilities when we believe that they are probable of being incurred and we can reasonably estimate their amount. It is possible that either foreign or domestic taxing authorities could challenge our judgments and estimates and draw conclusions that would cause us to incur tax liabilities in excess of those currently recorded.
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
We consider the undistributed earnings of our foreign subsidiaries to be permanently invested and, accordingly, we have not provided for U.S. Federal, state income or applicable foreign withholding taxes on those amounts. Undistributed earnings of our foreign subsidiaries amounted to approximately $54.5 million at December 31, 2006. Upon any distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and applicable withholding taxes payable to the foreign countries.
Stock-based Compensation
We issue stock options to our employees under the terms of our stock option plans. Accounting principles generally accepted in the United States of America (GAAP) requires us to estimate the fair value of a stock option on its date of grant and amortize that value as an expense to operations over the contractual vesting period. The amount of stock-based compensation expense we recognize would change if the underlying assumptions used to estimate it were to change. For instance, we would expect the expense to decrease if the expected life of our options or the volatility of our stock price were to decrease. On January 1, 2006, we adopted SFAS No. 123R. We transitioned to SFAS No. 123R using the modified retrospective method and we have expensed the value of share-based payments to employees on a straight-line basis over the service period associated with the share-based award. The modified retrospective method requires prior period financial statements to be revised under the provisions of SFAS No. 123R to recognize compensation cost in the amounts previously reported in the pro forma footnote disclosures contained in those financial statements. See Note 2.
Disposition of ATM Portfolio
On November 19, 2004, we consummated an agreement (the ATM Agreement) to sell the ATM machines and merchant contracts (the ATM Portfolio) associated with our former ATM Management segment. Concurrently with the sale of the ATM Portfolio, we entered into a five year Master Services Agreement (MSA) with the buyer. Pursuant to the MSA, we are providing the buyer with transaction processing, residual administration, cash and telecommunications management, help desk and other ATM management services. The ATM Portfolio represented a significant portion of our prior ATM Management segment and we ceased presenting this business as a separate operating segment following this sale. The services provided in accordance with the MSA are presented within our US Payments and International segments and includes processing service revenues and related costs and revenues from ATM management services. The operating results of the ATM Portfolio have not been presented as discontinued operations because we have significant continuing involvement in the operations of the asset group through the MSA. The major asset categories and related carrying amounts sold and disposed of included net accounts receivable of $4 million, net property and equipment of $7 million, goodwill of approximately $76 million, net other intangible assets of approximately $17 million, other current assets of approximately $2 million and accounts payable and other current liabilities of approximately $7 million. We incurred approximately $5 million of costs in connection with the transaction that primarily consisted of professional service fees.
The amounts received by us in connection with the Agreement exceeded the book value of the ATM Portfolio by approximately $48 million. In considering the appropriate method for accounting for the excess proceeds from this arrangement, we considered the analogous authoritative accounting literature. The most directly applicable pronouncement was considered to be EITF 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 indicates that in arrangements with multiple elements that are deemed to be in substance one arrangement, any income or gain associated with the arrangement should be deferred and recognized over the period of the remaining obligations unless there is sufficient, objective and reliable evidence of the fair value of the undelivered contractual elements. We consider the ATM Portfolio sale and the MSA to be components of a single arrangement because these transactions were negotiated simultaneously without regard to their individual economic characteristics. Although both factual and anecdotal evidence was considered, we were unable to determine the fair value of the MSA with a reasonable degree of certainty due to, among other things, the uniqueness of that contract, the lack of similar arrangements in the industry and because the contractual cash flows expected to be generated by the MSA are not representative of the contract’s intrinsic fair value absent the compensating benefits associated with the entirety of the arrangement represented by the ATM Portfolio sale and the MSA. Due to the lack of sufficient, objective and reliable evidence of the fair value of the MSA, we determined that the only appropriate method of accounting for the arrangement was to defer the entirety of the gain from the transactions and amortize this amount as a reduction in the other operating costs of our US Payments segment over the period of the remaining undelivered elements of the obligations of the arrangement (the initial five year term of the MSA). At December 31, 2006, approximately $27.6 million of the gain was recorded as a deferred gain of which $9.6 million was recorded as current liabilities and the remainder is included in long-term liabilities. Approximately $9.6 million of the deferred gain was recognized as a reduction in the US Payment segment’s other operating costs during each of 2006 and 2005. In the event the MSA is terminated early and our services thereunder are discontinued, the entire unamortized deferred gain would be recognized.
Recent Accounting Pronouncements
In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position No. 123R-3 (FSP 123R-3), Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an optional transition election for calculating the pool of excess tax benefits (APIC pool) available to absorb tax deficiencies recognized under SFAS No. 123R. Under FSP 123R-3, an entity can make a one time election to either use a simplified method or use the guidance in SFAS No. 123R to calculate the APIC pool. A company may take up to one year from its initial adoption of SFAS No. 123R to make its election. We have elected to use the simplified method to calculate our APIC pool.
In March 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). EITF Issue No. 06-3 provides that companies may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes falling within the scope of this pronouncement would include taxes that are imposed on transactions between a seller and a customer, such as sales taxes, use taxes, value-added taxes and some types of excise taxes. We currently record taxes collected from customers on a net presentation basis and the adoption of EITF Issue No. 06-3 did not have an impact on our financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the means by which companies should account for uncertainty regarding their tax positions. This Interpretation requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained. This judgment is based on an issuer’s view of the technical merits of the position. The provisions of FIN 48 will be applicable to us effective as of the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We adopted FIN 48 on January 1, 2007. We do not expect that the adoption of this interpretation will have a significant impact on our financial statements.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance regarding the process of quantifying the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We adopted SAB 108 for the year ended December 31, 2006. The adoption of SAB 108 did not have an impact on our financial position or results of operations.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, provides a framework for measuring the fair value of assets and liabilities and requires additional disclosure about fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS No. 157 on our financial statements.
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
Business Outlook for 2007
The Company reported that it expects full-year net revenue in 2007 to be between $591 million to $613 million, an increase of 7% — 11% over net revenue reported in 2006. Diluted earnings per share in 2007 are expected to be between $1.30 and $1.42, reflecting an increase of 13%-23% over diluted earnings per share of $1.15 reported in 2006.
The foregoing expectations reflect the following assumptions:
•	An effective tax rate of approximately 35 percent for 2007;

•	Cash outlays for capital expenditures and product development activities will be somewhat higher than the amounts disbursed in 2006.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as our business evolves and could have positive or negative impacts on our financial results. We had not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency rate changes as of December 31, 2006, although we may do so in the future. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses primarily in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. For the year ended December 31, 2006, approximately 9% of our net revenues and 18% of our operating expenses were denominated in foreign currencies.
We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the year ended December 31, 2006. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the foreign currencies from which we derive revenues and expenses would have reduced our reported income before taxes during 2006 by approximately $3.1 million or 4%. A 10% change in foreign exchange rates would also have an impact on the foreign net assets reflected in our balance sheet, but we would not expect this change to be material to our total assets.

Changes in interest rates could impact our anticipated interest income on cash, cash equivalents and short-term investments and the amount of interest we pay on borrowings under our Revolving Credit Agreement. A 10% adverse change in interest rates from the interest rates in effect at the end of 2006 would not, however, have had a material adverse effect on our net income or financial condition for 2006.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
eFunds Corporation:
We have audited the accompanying consolidated balance sheets of eFunds Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eFunds Corporation and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of eFunds Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Phoenix, Arizona
February 26, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
eFunds Corporation:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that eFunds Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). eFunds Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that eFunds Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, eFunds Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on, criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of eFunds Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Phoenix, Arizona
February 26, 2007

\

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EFUNDS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2006	2005
		(revised)
Current assets:
Cash and cash equivalents	$126,740	$85,987
Short-term investments	7,000	—
Restricted cash	3,730	28,183
Settlement assets	58,328	28,438
Accounts receivable – net	107,188	96,115
Deferred income taxes	12,781	27,422
Prepaid expenses and other current assets	26,115	18,341

Total current assets	341,882	284,486

Property and equipment – net	60,145	63,721
Long-term deferred income taxes	877	—
Intangibles:
Goodwill	271,735	267,185
Other intangible assets	124,050	131,152

Total intangibles – net	395,785	398,337

Other non-current assets	25,849	17,638

Total non-current assets	482,656	479,696

Total assets	$824,538	$764,182

Current liabilities:
Accounts payable	$24,021	$23,902
Settlement liabilities	54,792	28,519
Accrued compensation and employee benefits	14,614	27,800
Accrued income taxes	13,715	12,794
Deferred revenue and gains	22,052	23,978
Restructuring accruals	2,744	1,954
Acquisition holdbacks and earn-outs	6,053	25,052
Other	19,504	13,463
Long-term debt due within one year	4,438	5,030

Total current liabilities	161,933	162,492
Long-term deferred gains	18,078	27,637
Long-term debt	102,656	106,973
Deferred income taxes	—	4,716
Other long-term liabilities	7,345	10,765

Total liabilities	290,012	312,583

Commitments and contingencies (Notes 3, 9, 12 and 13) Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.01 par value (authorized: 250,000,000 shares; 51,684,486 shares issued and 47,093,243 share outstanding at December 31, 2006 and 50,529,045 shares issued and 45,937,802 share outstanding at December 31, 2005	517	505
Additional paid-in capital	524,980	498,939
Treasury stock at cost (4,591,243 shares at December 31, 2006 and December 31, 2005)	(100,000)	(100,000)
Retained earnings	105,690	51,144
Accumulated other comprehensive income	3,339	1,011

Stockholders’ equity	534,526	451,599

Total liabilities and stockholders’ equity	$824,538	$764,182

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share amounts)	2006	2005	2004
		(revised)	(revised)
Net revenue	$552,414	$501,708	$552,148

Operating expenses:
Processing, communication and service costs	138,156	120,396	217,736
Employee costs	214,697	215,625	195,174
Depreciation and amortization	47,732	39,782	36,201
Other operating costs	68,588	58,584	46,325
Restructuring and other charges	—	—	3,093
Contract loss provision	—	—	501

Total operating expenses	469,173	434,387	499,030

Income from operations	83,241	67,321	53,118
Interest expense	(6,449)	(4,258)	(426)
Other income – net	3,586	4,680	208

Income before income taxes	80,378	67,743	52,900
Provision for income taxes	(25,832)	(17,331)	(15,870)

Net income	$54,546	$50,412	$37,030

Weighted average shares outstanding:
Basic	46,561	46,508	48,201

Diluted	47,420	47,755	49,405

Net income per share:
Basic	$1.17	$1.08	$0.77

Diluted	$1.15	$1.06	$0.75

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2006	2005	2004
		(revised)	(revised)
Net income	$54,546	$50,412	$37,030
Other comprehensive income:
Foreign currency translation adjustments	2,328	(2,296)	3,375
Derivative fair value adjustment	—	(348)	—

Comprehensive income	$56,874	$47,768	$40,405

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Retained
			Additional		earnings	Accumulated	Total
			paid-in		(accumulated	other	Stockholders’
	Common Stock		capital	Treasury stock	deficit)	comprehensive	equity
(in thousands)	Shares	Amount	(revised)	at cost	(revised)	income (loss)	(revised)
Balance, December 31, 2003	47,300	473	442,453	—	(36,298)	280	406,908
Net income	—	—	—	—	37,030	—	37,030
Stock Options	1,879	19	29,669	—	—	—	29,688
Restricted stock units	29	—	323	—	—	—	323
Proceeds from employee stock purchase plan	97	1	1,431	—	—	—	1,432
Translation adjustment	—	—	—	—	—	3,375	3,375

Balance, December 31, 2004	49,305	493	473,876	—	732	3,655	478,756
Net income	—	—	—	—	50,412	—	50,412
Stock Options	1,084	11	22,892	—	—	—	22,903
Restricted stock units	40	—	438	—	—	—	438
Repurchase of stock	—	—	—	(100,000)	—	—	(100,000)
Proceeds from employee stock purchase plan	100	1	1,733	—	—	—	1,734
Change in fair value of settled derivative	—	—	—	—	—	(348)	(348)
Translation adjustment	—	—	—	—	—	(2,296)	(2,296)

Balance, December 31, 2005	50,529	505	498,939	(100,000)	51,144	1,011	451,599
Net income	—	—	—	—	54,546	—	54,546
Stock options	991	10	22,922	—	—	—	22,932
Restricted stock units	48	1	851	—	—	—	852
Proceeds from employee stock purchase plan	116	1	2,268	—	—	—	2,269
Translation adjustment	—	—	—	—	—	2,328	2,328

Balance, December 31, 2006	51,684	$517	$524,980	$(100,000)	$105,690	$3,339	$534,526

See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2006	2005	2004
		(revised)	(revised)
Cash flows from operating activities:
Net income	$54,546	$50,412	$37,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,348	16,241	14,689
Amortization	30,384	23,541	21,512
Stock-based compensation	9,140	9,768	6,181
Excess tax benefits from share-based compensation	(2,288)	(1,771)	(1,437)
Deferred income taxes	18,436	5,089	(26,267)
Other	294	(206)	1,270
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Restricted custodial cash	1,956	3,289	1,776
Accounts receivable	(11,267)	(8,572)	(13,801)
Accounts payable	110	(10,329)	(1,999)
Accrued compensation and employee benefits	(14,605)	487	7,944
Income taxes receivable/payable	3,933	(26,363)	26,883
Accrued contract losses	—	(1,162)	(1,230)
Deferred revenue and gains	(11,218)	(9,267)	(1,423)
Other assets and liabilities	(21,685)	(8,514)	(2,969)

Net cash provided by operating activities	75,084	42,643	68,159

Cash flows from investing activities:
Capital expenditures	(36,734)	(29,406)	(28,651)
Payments for acquisitions and investments, net of cash acquired	—	(288,039)	(6,079)
Proceeds from sale of NDVS portfolio	2,356	—	—
Proceeds from sale of ATM portfolio	—	—	152,056
Purchases of short-term investments	(24,600)	(98,925)	(103,135)
Proceeds from sale of short-term investments	17,600	187,065	68,645
Other	(6,332)	(7,095)	(712)

Net cash (used in) provided by investing activities	(47,710)	(236,400)	82,124

Cash flows from financing activities:
Purchase of common stock	—	(100,000)	—
Proceeds from exercise of stock options and employee stock purchase plan	15,907	14,999	24,668
Excess tax benefits from share-based compensation	2,288	1,771	1,437
Proceeds from long-term debt	92,062	295,110	—
Payments on long-term debt	(96,990)	(206,265)	(6,367)
Other	112	(348)	—

Net cash provided by financing activities	13,379	5,267	19,738

Net increase (decrease) in cash and cash equivalents	40,753	(188,490)	170,021
Cash and cash equivalents at beginning of period	85,987	274,477	104,456

Cash and cash equivalents at end of period	$126,740	$85,987	$274,477

Supplemental cash flow data
Cash paid during the year for:
Interest	$6,478	$2,619	$548
Income taxes	2,437	36,124	16,268
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$215	$6,325	$5,524
See Notes to Consolidated Financial Statements

EFUNDS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
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
On November 19, 2004, the Company consummated an agreement (the ATM Agreement) to sell the ATM machines and merchant contracts (the ATM Portfolio) associated with its former ATM Management segment. Concurrently with the sale of the ATM Portfolio, the Company entered into a five year Master Services Agreement (MSA) with the buyer. Pursuant to the MSA, the Company is providing the buyer with transaction processing, residual administration, cash and telecommunications management, help desk and other ATM Management services. The ATM Portfolio represented a significant portion of the Company’s ATM Management segment and the Company ceased presenting this business as a separate operating segment following this sale. The services provided in accordance with the MSA are presented within the Company’s US Payments and International segments and includes processing service revenues and related costs and revenues from ATM management services (see Note 4).
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
Use of estimates
The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As part of this process, management is required to make certain assumptions and estimates that affect the amounts reported in the consolidated financial statements and related notes. These estimates and assumptions are developed based upon all information available using management’s best efforts. There could be changes in these assumptions and estimates if it becomes apparent that a condition, situation or set of circumstances that existed at the date of the financial statements changes due to one or more future events. The effect of such a change could materially impact our financial statements in the future in a manner that is inconsistent with our current financial statements. The estimates and assumptions reflected in our financial statements include, but are not limited to:
-	estimates involved in evaluating the appropriateness of revenue recognition involve judgments about vendor specific objective evidence of fair value, collectibility of fees and projections of costs to complete projects for our customers.;

-	estimates of the fair value of the Company’s reporting segments that are used to determine whether the goodwill recorded in respect of these segments has been impaired;

-	estimates of the fair value and estimated costs of disposal of assets held for sale and their related liabilities;

-	estimates of the useful lives and residual values of property and equipment;

-	estimates of the fair value of intangible assets;

-	estimates of the fair value of stock options granted to employees;

-	estimates surrounding contract performance variables when determining whether a long-term service contract is in a loss position; and

-	estimates regarding the likelihood and the extent to which the benefits associated with deferred tax assets will be realized.
Cash and cash equivalents
The Company considers all cash on hand, money market funds and other highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Income earned on cash, cash equivalents and short-term investments (discussed below) was $3.8 million in 2006, $4.5 million in 2005 and $3.2 million in 2004 and is included in “Other income – net.” As part of the Company’s transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or electronic benefit transactions (EBT) and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The in-transit balances due the Company are included in cash and cash equivalents. As of December 31, 2006, approximately $48.7 million of settlement payments were due to the Company and it received these funds in early January 2007. As of December 31, 2005, approximately $41.4 million was due to the Company and it received these funds in early January 2006.
Short-term investments
Short-term investments consists of auction rate securities with remaining time to maturity greater than 90 days that are available for sale. The investments are classified in the consolidated balance sheets as current assets because they can be readily converted into cash or into securities with a shorter remaining time to maturity and the Company is not committed to holding the investments until maturity. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such designations as of each balance sheet date. Short-term investments are stated at amounts that approximate fair market value, based on quoted market prices.
Restricted cash
In connection with acquisitions of other companies, the Company typically withholds a portion of the purchase price pending the satisfaction of certain post-closing conditions and the confirmation of the accuracy of the representations and warranties made by the sellers of the business. The outstanding balance of these withheld amounts (holdbacks) are included in restricted cash. As of December 31, 2006 and 2005 the Company had a restricted cash balance of $3.7 million and $28.2 million, respectively.
Settlement assets and liabilities
Following the acquisition of eFunds Prepaid Solutions, the Company began recording assets and liabilities that result from providing prepaid processing services. As a result, the Company records amounts that it receives to fund future prepaid card transactions as settlement assets. The Company also records a corresponding liability to reflect its obligation to disburse these amounts as the cardholders use their cards. The Company’s settlement assets and corresponding settlement liabilities consisted of approximately $5.5 million and $9.2 million at December 31, 2006 and 2005, respectively.
Accounts receivable
Accounts receivable are stated net of allowances for uncollectible accounts of $3.1 million and $3.4 million at December 31, 2006 and 2005, respectively. Management develops its estimate of this allowance based on the Company’s experience with specific customers, its understanding of their current economic circumstances and its own judgment as to the likelihood of their ultimate payment. Management also considers the Company’s collection experience with the balance of its receivables portfolio and makes estimates regarding collectibility based on trends in aging. Bad debt is reflected as a component of other operating costs in the consolidated income statements and represents accounts receivables that are deemed uncollectible by the Company’s management, net of amounts recovered during the period that were previously deemed uncollectible and changes in management’s estimates related to the collectibility of accounts receivable. Bad debt expense was $0.2 million and $0.8 million in 2006 and 2005, respectively. Bad debt expense was not significant in 2004. When a specific account receivable is determined to be uncollectible, the Company reduces both its accounts receivable and allowances for uncollectible accounts accordingly. At December 31, 2006 and 2005, no customers accounted for greater than 10% of the Company’s total receivables.

Property and equipment
Property and equipment, including leasehold and other improvements that extend an asset’s useful life or productive capabilities, are capitalized and stated at historical cost. Buildings with 40-year lives and computer and other equipment with lives of three to eight years are generally depreciated on a straight-line basis. Leasehold and building improvements are depreciated on a straight-line basis over the estimated useful lives of the property or the term of the lease, whichever is shorter. Machinery and equipment is depreciated on a straight-line basis over the estimated useful live of the asset, typically three to eight years. Property and equipment are tested for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) (see Note 6).
At December 31, property and equipment consisted of the following:

(in thousands)	2006	2005
Land and improvements	$3,070	$3,070
Buildings and improvements	35,736	35,094
Machinery and equipment	40,866	33,641
Computer equipment	113,283	106,455

Total property and equipment	192,955	178,260
Accumulated depreciation and amortization	(132,810)	(114,539)

Property and equipment — net	$60,145	$63,721

Intangible assets and goodwill
Intangible assets with finite lives are stated at cost, net of accumulated amortization, and are subject to impairment testing under certain circumstances in accordance with SFAS No. 144 and other applicable pronouncements. These assets are amortized using the straight-line and accelerated methods, as appropriate, over their estimated useful lives or period of expected benefit.
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), goodwill is tested for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired. The impairment test consists of a comparison of the estimated fair value of the reporting segment with its carrying amount, including its goodwill. The Company reviewed its recorded goodwill for potential impairment as of December 31, 2006 and concluded that its goodwill was not impaired.
Fair value of financial instruments
The fair value of the Company’s financial instruments was not materially different from their carrying or contract values at December 31, 2006 and 2005. The fair value of long-term debt has been estimated by discounting the future cash flows at rates estimated to be available to the Company for similar debt instruments of comparable maturities.
Derivative instruments
The Company is exposed to market risks from changes in foreign currency exchange rates and interest rates that could impact its results of operations and financial position. The Company has established a hedging program intended to reduce these risks through the use of derivative instruments, although it has not yet entered into any instruments under this program. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133), the Company will recognize any derivatives entered into as part of this program as either assets or liabilities on the balance sheet and measure those instruments at their fair value. The Company’s derivative instruments will be held solely to hedge economic exposures and the Company has policies that prohibit speculative activities.
To qualify for hedge accounting under SFAS No. 133, the details of the hedging relationship must be formally documented at the inception of the arrangement. The documentation must describe the risk management objective, the Company’s hedging strategy, the hedged item, the specific risk that is being hedged, the derivative instrument to be used and how the effectiveness of the hedge will be assessed and measured. The derivative must be effective in offsetting either changes in the fair value or cash flows, as appropriate, of the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis based on quantitative measures.
On July 27, 2005, the Company entered into an interest-rate-related derivative instrument to manage its interest rate exposure in connection with the anticipated issuance of the $100 million of senior unsecured notes (the Notes) discussed in Note 9. Because the Notes have a fixed interest rate based on a seven-year interpolated rate on federal treasury securities, the

Company was exposed to variability in its future interest payments if treasury note rates changed prior to the completion of the offering of the Notes. The derivative instrument executed by the Company effectively locked the treasury rate component of the interest rate and a portion of the credit spread on the Notes at the rates in effect on the date of its execution. The notional amount of the derivative was $75 million and its scheduled maturity date was three months from the date of execution. On September 20, 2005 the derivative instrument was unwound when the Company locked the interest rate on the Notes and, due to changes in treasury rates during the derivative instrument’s term, the Company paid $0.3 million to settle this arrangement.
The derivative instrument entered into by the Company was a cash flow hedge and qualified for hedge accounting under SFAS No. 133. Effectiveness of the derivative instrument was assessed based on changes in the seven-year interpolated rate on federal treasury securities. Based on the evaluation performed by the Company, the derivative instrument was considered to be effective. As a result, the loss incurred in connection with the derivative was deferred in stockholders’ equity (as a component of accumulated other comprehensive income), and is being recognized as incremental interest expense in the Company’s income statement over the seven year term of the Notes. The Company did not have any derivative instruments at December 31, 2006.
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
Income taxes
Income taxes are computed using the asset and liability method of accounting. Under this method, deferred income taxes result from temporary differences between the financial reporting basis of assets and liabilities and their respective tax reporting basis. Future tax benefits are recognized to the extent that realization of such benefit is more likely than not.
Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $54.5 million at December 31, 2006. Those earnings are currently considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided for with respect to them.
Revenue recognition
The Company’s net revenues consist primarily of fees for transaction processing and related services, including government benefit distribution, prepaid card services, software licensing and related services, risk management services, and business process outsourcing and information technology consulting services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable and its collectibility is probable. These criteria are applied to each accounting unit identified within an arrangement. The process involved in evaluating the appropriateness of revenue recognition involves judgments about vendor specific objective evidence of fair value, collectibility of fees and projections of costs to complete projects for our customers.
The Company frequently enters into contracts to provide multiple products and services (multiple elements). Generally, the Company’s multiple element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements (e.g., American Institute of Certified Public Accountants Statement (SOP) No. 97-2, Software Revenue Recognition, as amended). If not, the Company applies the separation provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The provisions of EITF No. 00-21 requires the Company to unbundle multiple element arrangements into separate units of accounting if each of the delivered items in the arrangement have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in our control. In arrangements where the delivered items have standalone value to the customer but there is objective and reliable evidence of the fair value of only the undelivered contract elements, the Company uses the residual method of revenue recognition to allocate the total consideration derived from the arrangement. Under the residual method of revenue recognition, the total arrangement value is allocated to the undelivered element based on its fair value and the remaining value of the contract is allocated to the delivered element.

When the Company is able to unbundle a multiple element arrangement into separate units of accounting, it allocates the total consideration associated with the arrangement to each unit based on its fair value and applies the accounting policies described below to determine the appropriate means of recognizing revenue associated with that unit. If the Company is unable to unbundle an arrangement into separate units of accounting, it applies its accounting policies to the entirety of the arrangement.
The determination of whether the Company is able to unbundle an arrangement is significant because it establishes whether it can recognize all or part of the consideration paid or to be paid to the Company as revenues immediately upon the delivery of some of the elements of the arrangement or whether it must defer the recognition of revenue over the performance period associated with the undelivered elements.
From time to time, the Company enters into multiple element arrangements that, in accordance with the provisions of EITF 00-21, result in the Company recognizing revenue for delivered elements based upon the fair value of services provided prior to invoicing the customer under the terms of the arrangement. In these arrangements, the Company records the fair value of the delivered elements as an asset, or deferred discount, that is generally allocated to all elements of the arrangement and amortized over the service periods of those elements as a reduction of revenue.
Transaction processing and related services
Transaction processing and service fees are recognized in the period that the service is rendered. These services typically consist of processing customers’ electronic debit transactions and settling the funds with the parties involved in the transactions. EFT processing and service fees are charged on a per transaction basis, depending on the contractual arrangement with the customer. Government services (EBT) fees are recognized in the period services are rendered based on monthly fees per benefits recipient.
Prepaid solutions
The Company receives fees from prepaid and stored value card transactions through the provision of transaction processing services, program and account set-up services, card origination and other professional services. The Company recognizes revenues for processing prepaid transactions as described above. Fees for program development are generally recognized over the contractual term of the arrangement and account set-up and related fees are generally recognized over the economic life of the cards related to the program because these services do not have stand-alone value to the customer. All other card service revenue is recognized when services are rendered.
Software licensing and related services
Software license fees for standard products are recognized upon delivery of the software or, for electronic deliveries, when the customer takes possession of the software via a download or is provided with access codes that allow them to take immediate possession of the software on their hardware. If a license contains customer acceptance criteria for which significant uncertainties exist, revenue is recognized upon the earlier of customer acceptance or satisfaction of the contractual customer acceptance criteria. Certain software licensing arrangements include multiple elements. In these arrangements, the Company generally allocates the total consideration from the arrangement using the residual revenue recognition methodology. The fair value of the undelivered elements under this methodology is determined using the sales price of each undelivered element when sold separately (vendor specific objective evidence).
From time to time, the Company enters into arrangements that require significant modification, customization or production of the software it licenses to others. The Company typically will charge separate fees for the software license and for the professional services associated with the software’s customization. In these circumstances, the total license fee and service fees are recognized proportionately with the percentage of completion of the project. The percentage of completion of the project is typically determined using the expended method. This method measures progress toward completion using the actual labor hours or days incurred compared to the total estimated number of hours or days required to complete the project. These estimates are subject to revision as the projects progress towards completion. Revisions to these estimates that result in a material impact to the Company’s results of operations or financial position are recorded in the periods in which the Company determines that a revision is probable and the amount of the revision can be reasonably estimated. Under the fixed contract method, which represents only a very small portion of our revenues, a pre-set fee is agreed upon for a project and revenue is recognized proportionately to the percentage of completion of the project using the expended method described above.

The Company typically bills customers in advance for software maintenance services. Revenues associated with these services are recognized ratably over the service period. Professional service revenues related to installed copies of the Company’s software are recognized as the related services are rendered.
The following table illustrates the Company’s consolidated revenues generated from software:

	Year Ended December 31,
(in thousands)	2006	2005	2004
License fees	$12,650	$5,633	$7,026
Maintenance	20,347	20,642	21,496
Software services	10,285	9,001	7,146

	$43,282	$35,276	$35,668

Risk management services
Risk management fees are recognized as revenue in the period the services are rendered. Risk management services consist of new account applicant and check verification screenings to manage the risk associated with opening debit accounts, accepting checks or engaging in card-not-present transactions. Risk management fees are based on the number of inquiries against the databases used for screening purposes or monthly fees based on the net monthly sales of the user of our products or other similar measures, depending on the product and service.
Business process outsourcing and information technology consulting services
The Company provides business process outsourcing and information technology consulting services. Revenue from providing these services is generally recognized under one of two methods, depending on the relevant contractual terms. Under the time and materials method, which is applied to substantially all portion of the Company’s contracts, revenues are based on a fee per hour or transaction basis and are recognized as hours or transactions are completed. Under the fixed contract method, which represents only a very small portion of the Company’s revenues, a pre-set fee is agreed upon for a project and revenue is recognized proportionately to the percentage of completion of the project using the expended method.
Employee stock-based compensation
On January 1, 2006, the Company adopted SFAS No. 123R. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that the fair value of all share-based payments to employees, including stock options, be expensed in the consolidated statements of income. The Company transitioned to SFAS No. 123R using the modified retrospective method and has expensed the value of share-based payments to employees on a straight-line basis over the service period associated with the share-based award (generally the vesting period). This method requires prior period financial statements to be revised under the provisions of SFAS No. 123R to recognize compensation cost in the amounts previously reported in the pro forma footnote disclosures contained in those financial statements.
In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position No. 123R-3 (FSP 123R-3), Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards, which provides an optional transition election for calculating the pool of excess tax benefits (APIC pool) available to absorb tax deficiencies recognized under SFAS No. 123R. Under FSP 123R-3, an entity can make a one time election to either use a simplified method or use the guidance in SFAS No. 123R to calculate the APIC pool. A company may take up to one year from its initial adoption of SFAS No. 123R to make its election. The Company has elected to use the simplified method to calculate its APIC pool.
The Company continues to use the Black-Scholes option valuation model to value stock options. As a result of the adoption of SFAS No. 123R, the Company recognized a $6.9 million, $7.9 million and $5.4 million pre-tax charge associated with the expensing of stock options and employee stock purchase plan activity during the years ended December 31, 2006, 2005 and 2004, respectively. These expenses were included in the Company’s employee costs and resulted in a reduction in diluted earnings per share of $0.14, $0.11 and $0.08 for the years ended December 31, 2006, 2005 and 2004, respectively. The total tax benefit associated with the expensing of stock options and employee stock purchase plan activity was approximately $2.4 million, $2.6 million and $1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, there was an aggregate of approximately $8.3 million of unearned compensation cost related to outstanding stock options granted under the Company’s equity incentive plans. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years. The Company received $13.2 million in cash during the year ended December 31, 2006 from the exercise of stock options and recorded a $4.2 million tax benefit associated with this activity.

The following is a summary of the adjustments to the Company’s 2005 and 2004 consolidated financial statements as a result of the adoption of SFAS 123R using the modified retrospective method:

	December 31, 2005
(in thousands)		Share-based
Selected Balance Sheet Data:	As Reported	Compensation (pre-tax)	As Revised
Long-term deferred income tax liability	$10,521	$(5,805)	$4,716
Additional paid-in capital	465,304	33,635	498,939
Retained earnings	78,974	(27,830)	51,144

	Year Ended December 31, 2005
(in thousands, except per share data)		Share-based
Selected Income Statement Data:	As Reported	Compensation	As Revised
Net income	$55,743	$(5,331)	$50,412
Basic earnings per share	1.20	(0.12)	1.08
Diluted earnings per share	1.17	(0.11)	1.06

	Year Ended December 31, 2004
(in thousands, except per share data)		Share-based
Selected Income Statement Data:	As Reported	Compensation	As Revised
Net income	$40,818	$(3,788)	$37,030
Basic earnings per share	0.85	(0.08)	0.77
Diluted earnings per share	0.83	(0.08)	0.75
Prior to the adoption of SFAS No. 123R, the Company presented all of the tax benefits from deductions that resulted from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires cash flows resulting from actual tax deductions in connection with a stock option exercise that are in excess of the tax benefits recognized when expensing those options be classified as financing cash flows.
The fair value of an option is estimated on its date of grant using the Black-Scholes model based on the assumptions set forth in the table below. The assumptions for the options’ expected life are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the option’s expected life at its grant date. The historical volatility of the Company’s stock is the primary consideration used as the basis for the volatility assumption.

	2006	2005	2004
Expected volatility	34.9%	36.1%	38.6%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.5%	4.0%	3.5%
Expected term	5 years	7 years	7 years
Weighted average fair value at grant date	$9.21	$9.10	$7.86
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
Translation adjustments
The financial position and results of operations of the Company’s international subsidiaries are measured using local currencies as the functional currencies. The assets and liabilities of these operations are translated at the exchange rate in effect at the balance sheet date. Income statement accounts are translated at the average exchange rate during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income or loss in the stockholders’ equity section of the consolidated balance sheets. Income and losses that result from foreign currency transactions are included in earnings. The Company incurred currency transaction losses of $0.3 million, $0.5 million and $2.4 million from foreign currency transactions during the years ended December 31, 2006, 2005 and 2004, respectively, which are included in “Other income – net.”

Comprehensive income
The Company’s total comprehensive income consists of net income, foreign currency translation adjustments and adjustments for the change in fair value of derivatives. Foreign currency translation and derivative fair value adjustments are reflected as accumulated other comprehensive income or loss in the Company’s consolidated balance sheets.
Recent accounting pronouncements
In March 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). EITF Issue No. 06-3 provides that companies may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes falling within the scope of this pronouncement would include taxes that are imposed on transactions between a seller and a customer, such as sales taxes, use taxes, value-added taxes and some types of excise taxes. The Company currently records taxes collected from customers on a net presentation basis and the adoption of EITF Issue No. 06-3 did not have an impact on its financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the means by which companies should account for uncertainty regarding their tax positions. This Interpretation requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained. This judgment is based on an issuer’s view of the technical merits of the position. The provisions of FIN 48 will be applicable to the Company effective as of the beginning of 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 on January 1, 2007. The adoption of this interpretation is not expected to have a significant impact on its financial statements.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance regarding the process of quantifying the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The Company adopted SAB 108 for the year ended December 31, 2006. The adoption of SAB 108 did not have an impact on its financial position or results of operations.
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
Reclassifications
In addition to the reclassification of the Company’s operating segments discussed above, the 2005 and 2004 financial statements have also been revised to reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share Based Payments (SFAS No. 123R), on a modified retrospective basis.
NOTE 3 — BUSINESS COMBINATIONS:
Acquisitions during the years ended 2004
In April of 2004, the Company acquired Penley, Inc. (Penley), which provided identity verification services, and Loss Control Solutions (LCS), which offered fraud investigation case management software for the financial services industry. The primary reason for these acquisitions was to expand the product suite and customer set within the US Risk Management segment. The results of operations for the acquired entities have been included in the Company’s consolidated income statements since the acquisition dates. The aggregate initial purchase price paid for the entities was approximately $6 million, of which approximately $5 million was funded from existing cash on hand. Approximately $1 million of the purchase price was placed in escrow and was subsequently distributed upon the satisfaction of certain post-closing conditions. Additional amounts became payable to the former stockholders of Penley if the acquired business achieved certain revenue and income targets during the two year period following the acquisition. The Company paid $4.1 million and $0.5 million to these stockholders in 2006 and 2005, respectively. The results of operations of Penley and LCS are not material to the Company, and accordingly, pro forma results of operations for these acquisitions have not been provided. The estimated fair value of the net assets acquired was approximately $6 million, which included approximately $5 million of goodwill and approximately $1 million of intangible assets related to acquired contracts which have an estimated life of approximately 6 years. All of the goodwill and intangible assets associated with this transaction were assigned to the US Risk Management segment.
Acquisitions during the year ended December 31, 2005
On January 31, 2005, the Company acquired substantially all the assets of ClearCommerce Corporation (ClearCommerce), a provider of fraud prevention and payment processing solutions having primary application to card-not-present transactions. The primary purpose of the acquisition was to expand the US Risk Management segment’s retail product suite and customer base. The aggregate initial purchase price for ClearCommerce was approximately $19 million, $4 million of which was retained as a holdback. Approximately $2 million of this holdback was subject to ClearCommerce renewing a customer contract specified in the purchase agreement and the remaining $2 million would have been retained by the Company if claims against the sellers were identified subsequent to the date of acquisition. Up to $11 million of additional consideration could have become payable to the former stockholders of ClearCommerce if the acquired business achieved certain revenue and operational targets during 2005, but these targets were not achieved and no additional consideration was paid pursuant to this earn-out. The contract holdback was disbursed to the seller in 2005, and the remaining $2 million holdback balance was disbursed in early 2006.
On May 11, 2005, the Company acquired substantially all of the assets of National Check Protection Services Business Trust and National Data Verification Services Business Trust (collectively, NCPS), providers of new account verification and employment screening services for financial services companies. The primary purpose of the acquisition was to expand the US Risk Management segment’s product suite and customer base. The aggregate initial purchase price for NCPS was $18 million, $2 million of which was placed in escrow as a holdback. Additional amounts of up to $3 million, could have become payable to the former shareholders of NCPS if the acquired businesses achieved certain revenue objectives during a one year period following the acquisition. These objectives were not achieved and no additional consideration was paid pursuant to this earn-out. At December 31, 2006, the $2 million holdback was outstanding and held by the Company.
On June 20, 2005, the Company acquired substantially all the assets of India Switch Company Private Limited (ISC), an India-based provider of ATM management, transaction processing and debit card production services. The results of ISC have been included in the Company’s consolidated financial statements since that date. The primary purpose of this acquisition was to establish a presence in the Indian electronic payments industry. The aggregate initial purchase price was approximately $18 million, subject to certain closing adjustments. Additional amounts of up to $3 million could have become payable approximately one year following the acquisition if ISC achieved certain revenue objectives during that period. The Company paid approximately $1.7 million related to this earn-out during 2006. The Company also assumed outstanding debt of ISC of approximately $3 million. At December 31, 2006, $2 million of the aggregate initial purchase price was retained by the Company as a holdback.
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
On July 1, 2005, the Company acquired WildCard Systems, Inc. (eFunds Prepaid Solutions), a provider of prepaid solutions to financial institutions, retailers and other payment companies. The primary purpose of this transaction was to facilitate the combination of the Company’s debit processing capabilities and prepaid technologies in order to provide customers with a more comprehensive suite of electronic payment services.
The base consideration payable by the Company in connection with this transaction was approximately $229 million, $23 million of which was retained as a holdback. The acquisition included the assumption of approximately $10 million of indebtedness and capital lease obligations, $4 million of which was retired in connection with the closing of the transaction. The Company has also paid approximately $6 million in acquisition related transaction costs. The Company funded the acquisition using available cash on hand and through the bank financing described in Note 9. An additional earn-out of up to $58 million would be made in the second quarter of 2007 if WildCard had achieved certain revenue objectives during the 2006 calendar year, and another additional payment is to be made based on the revenues WildCard realized from its legacy contract with Bank of America in 2006. Bank of America notified WildCard of its intention to terminate this contract in May 2005, prior to the execution of the definitive documentation associated with the WildCard transaction, but the effective date of this termination was extended to May 2006.
The 2006 revenue objectives set for Wildcard were not met and no revenue earn-out amounts were accrued as of December 31, 2006. The $23 million holdback was distributed to the former stockholder’s of Wildcard in July 2006. The Company accrued approximately $2.9 million related to the Bank of America earn-out in 2006.
The Company has decided to wind down certain activities that were conducted at WildCard prior to its acquisition. These exit activities were substantially complete by December 31, 2006 as discussed in Note 6.
The following table summarizes the combined estimated fair value of assets acquired and liabilities assumed at the date of the WildCard acquisition and the weighted average useful lives of its intangible assets.

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

	(unaudited)
	Year Ended December 31,
	2005	2004
(in thousands, except per share amounts)	(revised1)	(revised1)
Net revenue	$533,991	$608,607
Net income	42,357	24,173
Net income per share:
Basic	$0.91	$0.50
Diluted	$0.89	$0.49

[1]	Amounts have been revised to reflect the adoption of SFAS No. 123R.
The results of operations of the companies that were acquired have been included in the Company’s consolidated financial statements since the date of their acquisitions. Approximately $3 million and $27 million related to holdbacks associated with these acquisitions was classified as restricted cash at December 31, 2006 and 2005, respectively, and $1 million and $4 million was recorded as other non-current assets at December 31, 2006 and 2005, respectively. The goodwill created as a result of the Penley, ClearCommerce and NCPS acquisitions is deductible for tax purposes because these transactions were structured as asset sales. The goodwill created in connection with the ISC and WildCard acquisitions is not deductible for tax purposes because the Company bought the outstanding capital stock of these companies.
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
The amounts received by the Company in connection with the Agreement exceeded the book value of the ATM Portfolio by approximately $48 million. In considering the appropriate method for accounting for the excess proceeds from this arrangement, the Company considered the analogous authoritative accounting literature. The most directly applicable pronouncement was considered to be EITF 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). EITF 00-21 indicates that in arrangements with multiple elements that are deemed to be in substance one arrangement, any income or gain associated with the arrangement should be deferred and recognized over the period of the remaining obligations unless there is sufficient, objective and reliable evidence of the fair value of the undelivered contractual elements. The Company considers the ATM Portfolio sale and the MSA to be components of a single arrangement because these transactions were negotiated simultaneously without regard to their individual economic characteristics. Although both factual and anecdotal evidence was considered, the Company was unable to determine the fair value of the MSA with a reasonable degree of certainty due to, among other things, the uniqueness of that contract, the lack of similar arrangements in the industry and because the contractual cash flows expected to be generated by the MSA are not representative of the contract’s intrinsic fair value absent the compensating benefits associated with the entirety of the arrangement represented by the ATM Portfolio sale and the MSA. Due to the lack of sufficient, objective and reliable evidence of the fair value of the MSA, the Company determined that the only appropriate method of accounting for the arrangement was to defer the entirety of the gain from the transactions and amortize this amount as a reduction in the other operating costs of the Company’s US Payments segment over the period of the remaining undelivered elements of the obligations of the arrangement (the initial five year term of the MSA). At December 31, 2006, approximately $27.6 million of the gain was recorded as a deferred gain of which $9.6 million was recorded as current liabilities and the remainder is included in long-term liabilities. Approximately $9.6 million of the deferred gain was recognized as a reduction in the US Payment segment’s other operating costs during each of 2006 and 2005.
The following table summarizes the unaudited pro forma results of operations of the Company as though the disposition of the ATM Portfolio had occurred at the beginning of 2004. Pro forma adjustments include only the effects of events directly related to the divestiture that are factually supported and expected to have a continuing impact. The pro forma results contained in the table below include adjustments to remove all revenues and controllable costs related to the ATM Portfolio as well as adjustments to reflect the application of the Company’s income tax rate to the pro forma net income. The adjustments do not reflect the elimination of certain technology and corporate overhead costs as a result of the ATM Portfolio sale. Approximately $11 million of these indirect costs were allocated to the operations included in the ATM Portfolio sale during the years ended December 31, 2004. The pro forma adjustments also do not include revenues from the MSA or the amortization of the gain on the ATM Portfolio in periods prior to the consummation date of the ATM Portfolio sale as these were derived from the prospective transaction.

(unaudited)
2004
(in thousands, except per share amounts)	(revised1)
Net revenue	$430,829
Net income	29,698
Net income per share:
Basic	$0.62
Diluted	$0.60

[1]	Amounts have been revised to reflect the adoption of SFAS No. 123R.
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
Goodwill is classified with the segment that employs the goodwill in its operations. Goodwill that generally benefits the Company and is employed within each of the segments within the enterprise is classified as other. Following the ATM Portfolio sale, certain goodwill amounts that were previously classified within the ATM Management segment but which were not associated with the ATM Portfolio have been reclassified to the US Payment segment because this segment employs the goodwill in performing its obligations under the MSA (see Note 4). The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	US	US Risk
(in thousands)	Payments	Management	International	Other	Total
Balance as of January 1, 2005	$17,579	$20,837	$10,896	$9,950	$59,262
Net goodwill acquired during year	163,356	22,588	21,467	512	207,923

Balance as of December 31, 2005	180,935	43,425	32,363	10,462	267,185
Net goodwill acquired and/or adjusted during year	(2,394)	3,128	3,638	178	4,550

Balance as of December 31, 2006	$178,541	$46,553	$36,001	$10,640	$271,735

Software-internal use
The Company capitalizes the cost of software developed or obtained for internal use once the preliminary project stage has been completed, management commits to funding the project, it is probable that the project will be completed and that the software will be used to perform the function intended. Capitalized costs include only (1) external direct costs of materials and services consumed in developing or obtaining internal-use software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project and (3) interest costs incurred, when material, while developing internal-use software. Capitalization of costs ceases when the project is substantially complete and the software is ready for its intended use. In accordance with SFAS No. 144, the Company assesses internal use software for potential impairment when events or changes in circumstances indicate that the carrying value of these assets may not be recovered. There have been no impairment charges for internal use software during the three years ending December 31, 2006, 2005 and 2004.
Software-licensing and resale
The Company capitalizes the cost of software developed for licensing and resale once its technological feasibility has been established. Costs incurred prior to establishing technological feasibility are expensed as incurred. Technological feasibility is established when the Company has completed all planning, designing, coding and testing activities that are necessary to determine that a product can be produced to meet its design specifications. Capitalization of costs ceases when the product is available for general release to customers. Capitalized costs are amortized on a product-by-product basis normally over three years and no longer than five years. Software developed for resale is carried at the lesser of its amortized cost or net realizable value. Although the Company has never recorded an impairment charge for software developed for resale, these capitalized costs could be impaired if the net realizable value of that software became less than its net book value. Such an impairment could occur if the Company’s sales of that software declined significantly. Capitalized costs associated with internal use software are generally amortized over a three to five year period.
Acquired contracts and other
Contracts acquired through acquisitions are specifically identified in connection with that acquisition. The amount recorded as intangible assets for acquired contracts represents the estimated fair value of these customer relationships. This estimate is based on the present value of the estimated future net cash flows from the contracts, including expected renewals. The majority of these intangibles are amortized on a straight-line basis over the term of the acquired contracts. Where appropriate, the Company uses third-party valuation professionals to assist in determining the fair value and amortizable life of contracts at the time of their acquisition. This type of intangible asset could be impaired if the attrition rate associated with the acquired contracts materially exceeds the rate used to estimate the fair value of the acquired contract portfolio. To date, the Company has not incurred any significant impairments with regard to its acquired contracts.
Other intangibles also include miscellaneous assets obtained in connection with the acquisition of other companies, typically non-competition agreements. Non-competition agreements are recorded at their estimated fair value at the date of acquisition and amortized ratably over their term.
Intangible assets, both acquired and developed, subject to amortization are presented in the table below:

	Wtd. Avg.	December 31, 2006			December 31, 2005
	Amort.	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net
Software-internal use	4	$140,336	$(103,136)	$37,200	$124,478	$(87,071)	$37,407
Software-licensing and resale	5	71,849	(50,113)	21,736	64,325	(45,218)	19,107
Acquired contracts and other	8	102,674	(37,560)	65,114	102,757	(28,119)	74,638

		$314,859	$(190,809)	$124,050	$291,560	$(160,408)	$131,152

For the years ended December 31, 2006, 2005 and 2004 amortization expense for intangible assets was $30.4 million, $23.5 million and $21.5 million, respectively. The estimated future annual amortization expense for intangible assets held at December 31, 2006 is $33 million, $27 million, $19 million, $13 million, $10 million and $7 million for the years 2007, 2008, 2009, 2010, 2011 and 2012, respectively.
NOTE 6 – RESTRUCTURING AND ACQUISITION EXIT ACTIVITIES:
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
Cost reduction efforts associated with specific product lines and corporate-wide initiatives, including the elimination of approximately 158 positions, resulted in restructuring charges of $3.1 million in 2004.
The following table summarizes the change in the Company’s restructuring accruals for 2006, 2005 and 2004 including the long-term portion of approximately $0.4 million, $0.6 million and $1.1 million at December 31, 2006, 2005 and 2004, respectively. The Company expects to pay the remaining severance related accruals in 2007 and the lease-related costs over the terms of the leases. The lease-related costs are payable through 2010.

	Severance	Lease Related
(in thousands)	Related	Cost & Other	Total
Balance at December 31, 2003	$1,568	$2,786	$4,354
Expense provision	3,093	—	3,093
Cash payments	(2,197)	(844)	(3,041)

Balance at December 31, 2004	2,464	1,942	4,406
Cash payments	(1,546)	(796)	(2,342)

Balance at December 31, 2005	918	1,146	2,064
Expense provision	—	196	196
Reversal of severance-related provision	(482)	—	(482)
Cash payments	(363)	(564)	(927)

Balance at December 31, 2006	$73	$778	$851

Acquisition exit activities
The Company has been winding down certain activities associated with the operations of its prepaid solutions business. During 2005, the Company recorded a restructuring reserve of $2.6 million against certain lease-related costs associated with this initiative. During the year ended December 31, 2006, the Company also recorded accruals of $4.3 million in connection with the anticipated severance of associates and closure of facilities as part of the further integration of this business. The reserves recorded during 2005 and 2006 adjusted the initial purchase price of our prepaid solutions business increasing the goodwill balance for our US Payments segment. At December 31, 2006, approximately $3.5 million of these accruals are recorded as other long-term liabilities and are payable through 2010 and the current portion of the accruals is recorded as accrued liabilities. The following table summarizes the change in the Company’s accruals associated with these exit activities for 2006 and 2005.

	Severance	Lease-Related
(in thousands)	Related	Costs & Other	Total
Balance at December 31, 2004	$—	$—	$—
Initial accrual	200	2,623	2,823
Cash payments	—	(179)	(179)

Balance at December 31, 2005	200	2,444	2,644
Additional accrual	1,512	2,783	4,295
Cash payments	(643)	(485)	(1,128)

Balance at December 31, 2006	$1,069	$4,742	$5,811

NOTE 7 — PROVISION FOR INCOME TAXES:
Income before income taxes consists of:

	Year Ended December 31,
(in thousands)	2006	2005	2004
		(revised1)	(revised1)
Domestic	$67,042	$54,442	$47,314
Foreign	13,336	13,301	5,586

Total	$80,378	$67,743	$52,900

[1]	Amounts have been revised to reflect the adoption of SFAS No. 123R.

The components of the provision for income taxes are as follows:

	Year Ended December 31,
(in thousands)	2006	2005	2004
		(revised1)	(revised1)
Current tax provision
Federal	$(3,471)	$(12,966)	$(37,679)
Foreign	(2,232)	(59)	(824)
State	(1,166)	(548)	(5,952)

Total	(6,869)	(13,573)	(44,455)
Deferred tax (provision) benefit
Federal	(19,064)	(3,712)	24,946
Foreign	1,036	421	423
State	(935)	(467)	3,216

Total	$(25,832)	$(17,331)	$(15,870)

[1]	Amounts have been revised to reflect the adoption of SFAS No. 123R.
The Company’s effective tax rate on pretax income differs from the U.S. Federal statutory tax rate of 35% as follows:

	Year Ended December 31,
(in thousands)	2006	2005	2004
		(revised1)	(revised1)
Income tax at Federal statutory rate	$(28,132)	$(23,710)	$(18,515)
State income taxes net of Federal income tax benefit	(1,365)	(725)	(1,873)
Difference between Federal statutory rate and foreign tax rate	2,058	2,810	2,416
Resolution of tax contingencies	—	4,200	—
Extraterritorial income exclusion	—	—	265
Other	1,607	94	1,837

Provision for income taxes	$(25,832)	$(17,331)	$(15,870)

[1]	Amounts have been revised to reflect the adoption of SFAS No. 123R.
Tax effected temporary differences, which give rise to a significant portion of deferred tax assets and liabilities are as follows:

	Year Ended December 31,
(in thousands)	2006	2005
		(revised1)
Deferred income tax assets:
Net operating loss carryforwards	$26,214	$22,008
Restructuring and other accruals	3,060	2,020
Property and equipment	894	—
Stock based compensation	6,075	5,805
Employee benefit and incentive plans	5,169	9,062
Deferred revenue	14,434	17,581
All other	1,399	1,936

	57,245	58,412
Valuation allowance	(10,059)	(9,128)

Deferred income tax assets	$47,186	$49,284

Deferred income tax liabilities:
Intangibles	31,320	25,189
Prepaid expenses	2,196	1,307
Property and equipment	—	82
All other	12	—

Deferred income tax liabilities	33,528	26,578

Net deferred income tax assets	$13,658	$22,706

Amount included in:
Current assets	$12,781	$27,422
Non-current assets	877	—
Non-current liabilities	—	(4,716)

	$13,658	$22,706

[1]	Amounts have been revised to reflect the adoption of SFAS No. 123R.
The valuation allowance relates principally to the uncertainty of realizing foreign and state net operating loss carryforwards. The Company currently expects that it is more likely than not that its future operations will generate sufficient taxable income to realize its recorded deferred tax assets.
At December 31, 2006, net operating loss carryforwards relating to federal, state and foreign jurisdictions amounted to $46.2 million, $163.9 million and $14.4 million, respectively. Of these carryforwards, the $14.4 million of foreign net operating losses may be carried forward indefinitely. It is anticipated that any benefits associated with the utilization of the foreign net operating loss carryforward would be offset by United States residual tax. The federal net operating loss carryforwards are subject to certain limitations on their utilization pursuant to Section 382 of the Internal Revenue Code. Federal and State net operating loss carryforwards are subject to expiration as follows:

(in thousands)	Federal	State	Total
2007-2009	$—	$242	$242
2010-2014	—	65,607	65,607
2015	—	—	—
2016	—	2,996	2,996
2017	1,193	19,727	20,920
2018	—	1,085	1,085
2019	—	11,929	11,929
2020	—	14,733	14,733
2021	4,129	5,740	9,869
2022	1,678	2,749	4,427
2023	4,852	4,885	9,737
2024	34,305	33,988	68,293
2025	—	221	221

Total	$46,157	$163,902	$210,059

The Company’s India software development and business process management operations qualify for tax incentives associated with businesses which operate within designated geographic locations in India. These incentives generally provide the Company with exemptions from India tax on certain business income generated from these operations and phase out between 2008 and March 2009. These tax incentives reduced the Company’s income tax expense by approximately $2.6 million, $2.8 million and $2.8 million in the years ended December 31, 2006, 2005 and 2004, respectively. The impact of these tax incentives resulted in an increase in the Company’s diluted earnings per share of approximately $0.05, $0.06 and $0.06 for the years ended December 31, 2006, 2005 and 2004, respectively.
Accounting for income taxes requires significant judgments in estimating, among other things, the likelihood the Company will realize the benefits of net operating loss carryforwards, the adequacy of valuation allowances, the rates used to measure transactions with foreign subsidiaries and the development of valuation models used for measuring the value of certain transactions. In addition, the Company’s operations are subject to government regulations in the United States and in foreign countries in which the Company operates relating to taxation and the judgments and estimates used by the Company are subject to challenge by domestic and foreign taxing authorities. The Company recognizes tax liabilities at such time as they are judged to be probable of being incurred and they can be reasonably estimated. It is possible that either foreign or domestic taxing authorities could challenge those judgments and estimates and draw conclusions that would cause the Company to incur tax liabilities in excess of those currently recorded.
During 2006, the Company recognized a $2.3 million tax benefit associated with its prepaid solutions operations and other tax related matters. During the first quarter of 2005, the Company recognized a $1.2 million tax benefit from the reversal of certain tax reserves related to its foreign operations because certain tax rulings indicated that the associated taxes would not in fact become due. The Company received a $4.7 million tax benefit during the three months ended September 30, 2005 primarily due to the execution of an Advanced Pricing Agreement in August 2005, with the Internal Revenue Service that addressed specific tax positions taken by the Company related to its foreign operations. Based on the agreement, certain tax reserves that were previously created by the Company were no longer necessary and the Company recorded a reduction in its tax provision reflecting their reversal in the third quarter of 2005.
NOTE 8 — EMPLOYEE BENEFIT PLANS:
Stock purchase plan
In 2001, the Company established an Employee Stock Purchase Plan (ESPP) as defined in Section 423(b) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder. The Company has reserved 2.3 million shares for issuance in accordance with the provisions of the ESPP. All regular full-time employees of the Company are eligible to participate in the ESPP, subject to certain geographic limitations. The ESPP enables eligible employees to purchase the Company’s common stock at the lesser of 85% of its fair market value on the first or last business day of each three month purchase period. In connection with the Company’s adoption of SFAS No. 123R, the discount associated with the stock purchased by participants in the ESPP is expensed as incurred. The Company expensed $0.6 million, $0.4 million and $0.4 million related to the ESPP during 2006, 2005 and 2004, respectively.
Stock incentive plans
Employees of the Company participated in the stock option plans of Deluxe Corporation, the Company’s former parent corporation, through the date of the Company’s Spin-Off from Deluxe at the end of 2000. In connection with the Spin-Off,

Deluxe and the Company decided that Deluxe options outstanding as of the record date for the Spin-Off would be converted into options to purchase shares of the Company and options to purchase shares of Deluxe based on a formula that compared the market value of the Company’s and Deluxe’s common stock at the record date for the Spin-Off. The formula was designed to maintain an equivalent intrinsic value for the Deluxe option holder following the Spin-Off. To accommodate this conversion, the Company established the eFunds Corporation Stock Incentive Plan for Deluxe Conversion Awards (the Conversion Plan). The Company did not record compensation expense as a result of the conversion process.
Under the Conversion Plan, the converted options retain their remaining terms, vesting and other characteristics as provided in the Deluxe plans. Options to purchase 2.9 million shares of the Company’s common stock were outstanding with a weighted average exercise price of $13.75 per share at December 31, 2000 under the Conversion Plan. Substantially all of the options issued under the Conversion Plan were exercised or expired on or before December 29, 2005 and approximately 50,000 options were outstanding at December 31, 2006. The Conversion Plan was terminated in December 2005 and no futher options may be issued under it, but this termination did not impact the terms of the options that remain outstanding under this plan.
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
Concurrently with the closing of its acquisition of Wildcard, the Company adopted the eFunds Corporation 2005 Special Employment Inducement Award Plan (the 2005 Inducement Plan). Under the 2005 Inducement Plan, the Company is authorized to make employment inducement awards of restricted stock or restricted stock units to persons being hired in connection with a merger or acquisition involving the Company or one of its subsidiaries and the person’s prior employer. 37,500 shares of common stock of the Company are available for issuance pursuant to awards granted under this plan. No awards were outstanding under this Plan at December 31, 2006.
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
The Company periodically issues restricted stock unit awards to its employees and directors. These awards generally vest and are converted into shares of the Company’s common stock over three year periods, although the Company has granted awards with different vesting schedules in the past. The value of the restricted stock units is based on the value of the shares of common stock underlying the award at its grant date and is expensed in the consolidated statements of income on a straight-line basis over the service period associated with the award (generally, the vesting period). The Company issued 141,219 restricted stock units during 2006 under the 2006 SIP. The Company issued 163,000 restricted stock units during 2005 and 137,000 units in 2004 under the 2000 SIP. During 2005, 37,500 restricted stock unit awards were issued under the 2005 Inducement Plan, but this award was forfeited in 2006. No consideration is paid by award recipients for these awards. The Company recorded compensation expense of $2.3 million, $1.9 million and $0.8 million for restricted stock unit awards for the years ended December 31, 2006, 2005 and 2004, respectively. In lieu of cash compensation, members of the Company’s Board of Directors elected to receive an aggregate of approximately 12,000 restricted stock units in 2006, 2,000 units in 2005 and 11,000 units in 2004.

Information with respect to stock option activity is as follows:

	Year Ended December 31,
	2006		2005		2004
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	3,828,498	$15.53	3,885,927	$12.88	5,221,872	$12.09
Options granted	1,036,816	24.55	1,517,465	20.35	912,045	16.52
Options exercised	(989,271)	13.44	(1,083,731)	12.42	(1,878,914)	12.39
Options cancelled	(567,235)	20.05	(491,163)	16.67	(369,076)	13.14

Options outstanding at end of year	3,308,808	18.17	3,828,498	15.53	3,885,927	12.88

Options exercisable	1,604,456	13.96	1,806,297	12.27	2,358,946	12.53

The weighted average remaining contractual term for options outstanding and options exercisable were 7.2 years and 5.7 years, respectively as of December, 31, 2006. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $30.9 million and $21.7 million, respectively. The total intrinsic value of options exercised was $12.0 million, $9.5 million and $12.1 million during the year ended December 31, 2006, 2005 and 2004, respectively.
     For options outstanding and exercisable at December 31, 2006, the exercise price ranges and average remaining lives in years were as follows:

Ranges of	Options	Wtd. Avg.	Wtd. Avg.	Options	Wtd. Avg.
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$6.19-$12.87	595,875	5.7	$8.92	595,875	$8.92
$12.88-$15.99	336,457	3.9	13.56	334,744	13.55
$16.00-$17.75	547,627	6.5	16.48	371,433	16.52
$17.76-$22.95	1,010,235	8.1	20.75	284,999	21.00
$22.95-$25.41	818,614	9.0	24.76	17,405	24.06

	3,308,808			1,604,456

A summary of the status of the Company’s nonvested shares (restricted stock units) as of December 31, 2006 and changes during the year-ended December 31, 2006 were as follows:

	Nonvested	Wtd. Avg. Grant
	Shares	Date Fair Value
Nonvested shares at December 31, 2005	302,967	$19.18
Granted	141,219	23.87
Vested	(80,114)	17.68
Forfeited	(74,731)	20.38

Non-vested shares at December 31, 2006	289,341	21.16

As of December 31, 2006, there was an aggregate of approximately $3.1 million of unearned compensation cost related to non-vested shares. This cost is expected to be recognized over a weighted average period of approximately 1.5 years. The total fair value of shares vested during the year ended December 31, 2006, 2005 and 2004 was $1.8 million, $1.7 million and $0.3 million, respectively.
Profit sharing, defined contribution and 401(k) plans
The Company established a 401(k) plan effective January 1, 2001. During 2006, employees could contribute the lesser of $15,000 or 25% of their eligible wages to the plan. Employees age 50 or over could contribute up to an additional $5,000 during 2006. The Company matches 100% of the first 5% of wages contributed. The 401(k) plan has a profit sharing feature whereby the Company will contribute up to an additional 10% of an employee’s eligible wages, depending on the Company’s performance, as long as the employee is employed by the Company as of the last day of the plan year in which the contribution is made. The Company’s expense for matching and profit sharing was $6.1 million for the year ended December 31, 2006, $8.4 million for the year ended December 31, 2005 and $8.0 million for the year ended December 31, 2004. The Company also maintains a defined contribution plan for its UK based employees. Expenses under this plan amounted to $0.3 million, $0.3 million and $0.3 million in 2006, 2005 and 2004, respectively.
The Company established a Retirement Savings Plan for its Canadian associates on March 1, 2004. Under this plan, the Company contributes 2% of eligible earnings and matches optional employee contributions of up to 3%. Employee contributions under the plan are limited to the amount permitted by applicable Canadian regulations. Expenses under this plan were $0.5 million, $0.5 million and $0.4 million during 2006, 2005 and 2004, respectively.
The Company has also established a deferred compensation plan that permits eligible US employees to defer the receipt of their base salary, annual cash incentive compensation and/or sales incentive compensation. The amount to be deferred is based on elections made by each participant. Amounts deferred by a participant are credited with earnings and investment gains and losses by assuming that the deferral was invested in one or more investment options selected by the participant. The Company will make certain matching and profit-sharing contributions to the participant’s deferred compensation accounts related to earnings in excess of allowable 401(k) contribution limits. The plan provides that the Company may make additional contributions to the participants’ accounts at its sole discretion. The Company’s supplemental matching and profit sharing contributions amounted to approximately $0.3 million for 2006, $0.4 million for 2005 and $34,000 for 2004.
NOTE 9 — LONG-TERM DEBT AND BORROWING ARRANGEMENTS:
Long-term debt was as follows:

	December 31,
(in thousands)	2006	2005
5.39% Senior Notes due 2012	$100,000	$100,000
Capital leases and other	7,094	12,003
Less capital lease and other amounts due within one year	(4,438)	(5,030)

Total	$102,656	$106,973

On July 1, 2005, the Company entered into a new credit agreement (the Revolving Credit Agreement). The Revolving Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $150 million. The Company has the option to increase this commitment to $200 million if certain requirements of the Revolving Credit Agreement are satisfied. The Company can use amounts borrowed under the Revolving Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Revolving Credit Agreement provides for two optional interest rates on any borrowings thereunder. The first rate is equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5%, depending on certain conditions set forth in the Credit Agreement. The second rate is equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate, plus an additional percentage based on the Company’s leverage ratio. The terms of the Revolving Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type. The Company was in compliance with these covenants at December 31, 2006. The Company is subject to a non-use fee ranging from 0.10% to 0.25% of the unused commitment depending on the Company’s leverage ratio as defined by the agreement, as amended. This facility will mature in 2012, pursuant to the most recent amendment described below. The Company had no outstanding borrowings under the Revolving Credit Agreement at December 31, 2006. The Company has approximately $48.5 million outstanding under a letter of credit related to the Indian Tax assessment discussed in Note 13 which reduces the Company’s borrowing capacity under the Revolving Credit Agreement by a like amount. Certain of the Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Revolving Credit Agreement.
On January 31, 2007, the Company amended the Revolving Credit Agreement. The amendment extends the maturity date of the credit facility from July 1, 2010 until January 24, 2012 and reduces the LIBOR interest rates applicable thereunder. In addition, the amendment adjusts certain financial covenants contained in the Revolving Credit Agreement.
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

On September 30, 2005, the Company issued $100 million of senior unsecured notes (Notes) in a private offering under Rule 144A of the Securities Act of 1933, as amended. The Notes bear interest at an effective interest rate of 5.39%, with interest payable semi-annually, on March 31 and September 30, and will mature on September 30, 2012. The indebtedness represented by the Notes ranks pari passu with the Company’s obligations under the Revolving Credit Agreement and its obligations with respect to the Notes are guaranteed by certain of its domestic subsidiaries. The Note Purchase Agreement between the Company and the purchasers of the Notes contains certain negative and affirmative covenants customary for transactions of this type. The Company was in compliance with these covenants at December 31, 2006.
The Company’s capital leases and other obligations are related to purchased software and equipment. The weighted average interest rates on capital lease obligations is approximately 7%. Carrying value approximates fair value for these obligations, which are due throughout the year 2009. The net book value of assets under capital leases was $8.1 million at December 31, 2006 which consists of $18.3 million of gross assets less $10.2 million of accumulated depreciation. The net book value of assets under capital leases was $10.7 million at December 31, 2005 which consists of $21.7 million of gross assets less $11.0 million of accumulated depreciation. Amortization of assets held under capital leases is included with depreciation and amortization expense.
NOTE 10 — INCOME PER SHARE AND STOCKHOLDERS’ EQUITY:
The following table reflects the calculation of basic and diluted income per share:

	Year Ended December 31,
(in thousands, except per share amounts)	2006	2005	2004
		(revised1)	(revised1)
Net income per share — basic
Net income	$54,546	$50,412	$37,030

Weighted average shares outstanding	46,561	46,508	48,201

Net income per share — basic	$1.17	$1.08	$0.77

Net income per share — diluted
Net income	$54,546	$50,412	$37,030

Weighted average shares outstanding	46,561	46,508	48,201
Dilutive impact of options	859	1,247	1,204

Weighted average shares and potential dilutive shares outstanding	47,420	47,755	49,405

Net income per share – diluted	$1.15	$1.06	$0.75

[1]	Amounts have been revised to reflect the adoption of SFAS No. 123R.
Options to purchase 0.3 million shares, 0.9 million shares and 0.1 million shares of common stock were excluded from the above calculation as they were antidilutive for the years ended December 31, 2006, 2005 and 2004, respectively.
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
NOTE 11 — BUSINESS SEGMENT INFORMATION:
The Company’s segment presentation is based on the geographic location of the Company’s customers. For customers located in the US, the business has been further segmented into US Payments and US Risk Management. The Company’s business segments are: US Payments; US Risk Management; and International. The Company reports segment information consistently with the way management internally disaggregates its operations to assess performance and to allocate resources.
The Company’s US Payments segment derives its revenue from the following:
-	Processing electronic payment transactions including electronic funds transfers (EFT), automated clearinghouse (ACH) and other payment processing services;

-	processing and other activities associated with prepaid cards (such as payroll cards and gift cards) following the acquisition of the Company’s prepaid solutions business in July 2005;

-	providing electronic benefit transfer (EBT) services to government agencies; and

-	licensing, maintaining and supporting EFT software and providing ATM management services and other business process outsourcing (BPO) services related to payment transactions.

The Company’s US Risk Management segment derives its revenues from providing risk management products and services to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new debit account, accepting a check or engaging in card-not-present transactions. These offerings help customers determine the likelihood and manage the investigation and risk of account fraud and identity manipulation and assess the overall risks involved in opening new accounts or accepting payment transactions. This segment also provides BPO services in support of account-based activities, such as account acquisition support, credit card and brokerage support, call centers, loan processing, collections, data entry and systems maintenance.
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
The Company’s segment reporting was revised during the second quarter of 2006 to reflect the geographic location of its customers and the ongoing revisions of the Company’s organizational structure undertaken as part of management’s efforts to develop a more customer-focused organization. The segment information presented below for 2005 has been reclassified to reflect the Company’s 2006 business segments presentation.
Information concerning operations in the Company’s reportable segments for the year ended December 31, 2006 and the reclassified year ended December 31, 2005 is as follows:

	Year Ended	Year Ended
(in thousands)	December 31, 2006	December 31, 2005
		(revised1)
Net revenue:
US Payments	$292,453	$260,661
US Risk Management	189,104	188,601
International	70,857	52,446

Total net revenue	552,414	501,708

Operating expenses before overhead:
US Payments	240,530	207,311
US Risk Management	107,186	121,210
International	65,243	50,586

Total operating expenses before overhead	412,959	379,107

Allocated overhead:
US Payments	14,266	16,207
US Risk Management	13,883	12,921
International	8,487	5,945
Corporate	19,578	20,207

Total allocated overhead	56,214	55,280

Income (loss) from operations:
US Payments	37,657	37,143
US Risk Management	68,035	54,470
International	(2,873)	(4,085)
Corporate	(19,578)	(20,207)

Income from operations	$83,241	$67,321

[1]	Amounts have been revised to reflect the adoption of SFAS No. 123R.
The operating income (loss) by segment for 2004 has not been adjusted to reflect the 2006 revised segment presentation because it is not practicable to extract the data needed to reclassify these amounts to correspond to the 2006 presentation. In order to provide comparable business segment information, the Company has presented the business segment operating results for the years ended December 31, 2005 and 2004 using the same methodology as was applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the 2005 10-K). The information shown below for 2004 using the original 2005 presentation should not be considered directly comparable to the 2006 business segment operating results shown above.

	Year Ended	Year Ended
(in thousands)	December 31, 2005	December 31, 2004
	(2005 Presentation)	(2005 Presentation)
	(revised2)	(revised2)
Net revenue:
Electronic payments	$254,846	$203,609
Risk management	158,272	140,099
Global outsourcing	88,590	87,121
ATM management[1]	—	121,319

Total net revenue	501,708	552,148

Operating expenses before overhead, restructuring, other charges and contract loss provision:
Electronic payments	219,857	165,584
Risk management	92,954	82,992
Global outsourcing	65,621	63,517
ATM management[1]	—	115,064

Total operating expenses before overhead, restructuring, other charges and contract loss provision	378,432	427,157

Allocated overhead:
Electronic payments	14,542	11,396
Risk management	10,341	9,952
Global outsourcing	10,947	7,936
ATM management[1]	—	8,198
Corporate	20,125	30,797

Total allocated overhead	55,955	68,279

Restructuring, other charges and contract loss provision (reversal):
Electronic payments	—	1,540
Risk management	—	355
Global outsourcing	—	1,103
ATM management[1]	—	371
Corporate	—	225

Total restructuring, other charges and contract loss provision (reversal)	—	3,594

Income (loss) from operations:
Electronic payments	20,447	25,089
Risk management	54,977	46,800
Global outsourcing	12,022	14,565
ATM management[1]	—	(2,314)
Corporate	(20,125)	(31,022)

Income from operations	$67,321	$53,118

[1]	See Note 4.

[2]	Amounts have been revised to reflect the adoption of SFAS No. 123R.
No customer accounted for more than 10% of the Company’s total net revenue before reimbursed expenses during 2006, 2005 or 2004.
The Company has not disclosed total assets, interest income, interest expense or income taxes by segment as this information is not reviewed by the chief operating decision maker, is not produced internally and is not practicable to prepare. Depreciation and amortization for each of the Company’s reporting segments for the years ended December 31, 2006 and 2005 is presented below. The segment information for 2005 has been reclassified to reflect the Company’s 2006 business segments presentation methodology.

	Year Ended December 31,
in thousands)	2006	2005
Depreciation and amortization:
US payments	$26,927	$19,134
US Risk management	10,677	13,657
International	8,675	5,822
Corporate	1,453	1,169

Total depreciation and amortization	$47,732	$39,782

Stock based employee compensation related to options for each of the Company’s reporting segments, which is included in employee costs within the consolidated financial statements, is presented below. The Company has not disclosed stock based compensation expense by segment during 2004 as this information was not produced internally and it is not practicable to prepare.

	Year Ended December 31,
(in thousands)	2006	2005
Stock based employee compensation:
US Payments	$2,334	$2,662
US Risk Management	1,617	2,065
International	1,126	1,083
Corporate	1,786	2,104

Total stock based employee compensation	$6,863	$7,914

Net revenue, classified by the geographic billing location of the customer, is as follows:

	Year Ended December 31,
(in thousands)	2006	2005	2004
United States	$481,557	$449,262	$494,998
EMEA	47,016	35,385	31,668
India	10,695	5,078	1,794
Canada	7,594	6,855	19,359
Latin America	4,354	4,401	3,857
Asia	1,198	727	472

Total consolidated	$552,414	$501,708	$552,148

Property and equipment — net, classified by the geographic location of the controlling statutory entity, is as follows:

	December 31,
(in thousands)	2006	2005
United States	$44,278	$46,706
India	14,869	15,650
Canada	458	581
United Kingdom and other	540	784

Total consolidated	$60,145	$63,721

NOTE 12 — LEGAL PROCEEDINGS:
The Company, along with seven other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act (DPPA). The plaintiffs were seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees, and injunctive relief to prevent further alleged violations of the Federal Act. In March 2004, the Company joined in a motion to dismiss this case filed by a co-defendant and the Company filed its own further motion to dismiss a portion of this case and a motion for summary judgment in June 2004. The Company cannot predict whether the plaintiffs in this case will be successful in certifying their complaint as a class action. Six of the eight defendants, including the Company, have agreed to a proposed settlement with the plaintiffs. Under this agreement, the settling defendants will receive a nationwide release from all persons who had no actual damages as a result of the alleged violations of the DPPA and consent to the entry of an order for injunctive relief intended to enhance their data management practices. Counsel to the plaintiffs will receive $25 million of attorney’s fees. As a result of management’s assessment of the probable resolution of this matter, the Company recorded a $1.3 million expense (which amount is net of anticipated insurance proceeds in a like amount) during the third quarter of 2006.
The settling parties have submitted documentation regarding the proposed settlement to the Court, but no hearing to consider this proposal has been scheduled.
The two non-settling defendants have opposed the proposed settlement and a group of Texas drivers and motor vehicle record holders filed a class action complaint in Texas alleging violations of the DPPA against some of the settling defendants, our subsidiary ChexSystems, Inc. and one non-settling defendant in January 2007. ChexSystems has not yet been served with this complaint.

The Texas group moved to intervene in the Florida litigation, oppose the proposed settlement as to the nationwide class, and to stay the Florida litigation in favor of the Texas action as to the claims asserted in the Texas action. Plaintiffs and the settling defendants have opposed the intervention motion and motion to stay the Florida litigation.
The same group of Texas drivers and motor vehicle record holders has subsequently filed other class actions in Texas alleging that other entities have violated the DPPA. One action, bearing the case style Sharon Taylor, et. al. v. Biometric Access Company, et. al., Case No. 22-07CV-18, filed on January 12, 2007 included ChexSystems as one of the 28 named defendants in this action. ChexSystems, Inc. has not yet been served with this complaint. The complaint alleges violations of the DPPA that are similar to those that are the subject of the proposed settlement in Florida.
The Company will continue to pursue approval of the proposed settlement in Florida and will vigorously oppose the Texas DPPA action on the grounds now that it is subject to the proposed nationwide settlement in Florida. If the proposed class action settlement is approved by the Court in Florida, the Company and its subsidiaries, including ChexSystems, Inc., will be released from liability from any claims under the DPPA by the nationwide class.
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
NOTE 13 — COMMITMENTS AND CONTINGENCIES:
Contractual cash obligations
As of December 31, 2006, the Company’s contractual cash obligations for long-term debt, capital leases, operating leases, outsourcing and maintenance obligations in the aggregate for the time periods specified were as follows:

	Payments Due by Period
(in thousands)	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$100,000	$—	$—	$—	$—	$—	$100,000
Capital lease obligations	7,094	4,438	2,499	157	—	—	—
Operating lease obligations[1]	76,019	17,590	14,188	8,740	7,537	6,732	21,232
Vendor obligations	57,564	31,810	15,947	4,441	2,733	2,633	—

Total	$240,677	$53,838	$32,634	$13,338	$10,270	$9,365	$121,232

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $4.5 million due in the future under non-cancelable subleases.
For the purposes of this table, contractual obligations for purchases of services are defined as agreements that are enforceable and legally binding and that specify all significant terms, such as fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase orders for goods and services are not included in this table because they may represent authorizations to purchase rather than binding agreements. These orders are based upon the Company’s current service needs and are generally fulfilled by vendors within one or two months. The Company made total payments in respect of its vendor obligations of approximately $59.1 million, $49.7 million and $38.2 million during the years ended December 31, 2006, 2005 and 2004, respectively. The Company is party to certain other contracts with third parties whereby the third party provides services to the Company. These services are operational in nature and the Company’s obligations under these contracts vary from period to period based on its utilization of the services. These commitments are not reflected in the table above as the associated amounts are not currently determinable.
The Company leases certain facilities, machinery and equipment through operating and capital leases. Rental expenses during the years ended December 31, 2006, 2005 and 2004 associated with certain facilities and equipment were $17.8 million, $15.4 million and $12.6 million, respectively.

The following table sets forth the Company’s future commercial commitments as of December 31, 2006:

	Commitment Expiration by Period
(in thousands)	Total	2007	2008	2009	2010	2011	Thereafter
Letters of credit and other	$49,464	$989	$22	$48,453	$—	$—	$—
Performance bonds	11,852	11,542	180	95	35	—	—

Total commitments	$61,316	$12,531	$202	$48,548	$35	$—	$—

In connection with its government services business and collection activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at December 31, 2006 was $11.9 million. The Company also had approximately $0.5 million of outstanding letters of credit and performance guarantees in India to support commercial activities as of such date. These obligations were secured by time deposits in an equivalent amount. In addition, the Company has a $48.5 million letter of credit outstanding related to the Indian Tax assessment discussed below.
Acquisition holdbacks
At December 31, 2006, the Company had held back an aggregate of approximately $4.2 million of the purchase prices associated with acquisitions it completed in 2005. The Company had also accrued an additional $2.9 million related to an earn-out determined by reference to the revenues the Company’s prepaid business realized from its legacy contract with Bank of America in 2006. Bank of America notified WildCard of its intention to terminate this contract in May 2005, prior to the execution of the definitive documentation associated with the WildCard transaction, and this earn-out is based on the revenues from Bank of America following the closing of the WildCard acquisition. The Company ceased performing services in connection with this relationship during the third quarter of 2006. The Company could have been required to make an additional earn-out payment of up to $58 million, but the acquired business did not achieve the related revenue objectives and so no earn-out is owed under this provision of the acquisition agreement.
Other commitments
As part of its transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due to the Company are included in cash and cash equivalents. Overnight settlement balance due to the Company ranged from $35 million to $50 million. As of December 31, 2006, approximately $49 million was due to the Company and it received these funds in early January 2007.
Although the Company is not contractually obligated to do so, it voluntarily advanced $92 million in funds to a processing customer during 2006 after the customer’s settlement files were not timely processed due to a telecommunications outage. These funds were obtained through a draw down under the Revolving Credit Agreement. This advance was reimbursed after two days.
In December 2006, the Company paid $7.5 million as a contract incentive payment to a significant Prepaid customer following the signing of an agreement whereby eFunds Prepaid Solutions will act as the exclusive processor for the mall and universal gift card programs of this customer. $0.8 million of this payment is included in other current assets with the remaining portion included in other non-current assets at December 31, 2006. The Company has also agreed not to bill this customer for a substantial amount of the professional services to be performed to develop and enhance the platform needed to support its programs. The initial contract incentive payment will be amortized as a reduction of revenue over the initial term of the contract, which expires in mid-2016. The discount associated with the unbilled professional services will be allocated to all elements of the arrangement and amortized over the service periods of those elements as a reduction of revenue. During the term of the contract, the Company may be required to make additional incentive payments based upon the customer achieving certain agreed-upon transaction volume thresholds and other milestones. In total, the Company may be required to pay the customer an additional $32.5 million over the contract term as incentive payments. If the contract is terminated prior to expiration, the Company will be required to recognize the unamortized portion of the incentive payments and unbilled professional services as an expense in the period in which such termination occurs.
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
Other contingencies
In April, 2006, the Company was informed that the Indian tax authorities had concluded that eFunds Corporation and its U.S. based subsidiary, eFunds IT Solutions Group, Inc. (eFunds IT Solutions), had created a “permanent establishment” in India and that the transactions between the Company and eFunds IT Solutions, on the one hand and, the Company’s India-based subsidiaries, on the other hand, were allegedly not conducted on an arms-length basis. As a result, the Indian revenue authorities asserted that all of the income generated by the Company and eFunds IT Solutions during the twelve month period ended March 31, 2003 was subject to tax in India. The amount assessed was $24.1 million, plus $9.8 million in interest (based on the exchange rate between the U.S. dollar and the Indian Rupee on December 31, 2006). In December 2006, these authorities issued an additional assessment against our subsidiary for approximately $0.7 million, plus interest of $0.3 million.
The Company believes these claims are without merit and that neither it nor eFunds IT Solutions has a permanent establishment in India within the meaning of Article V of the United States-India Income Tax Treaty (the Tax Treaty). In any event, the Company believes that the assessments would be grossly excessive even if the Company or eFunds IT Solutions was subject to tax in India.
The Company intends to vigorously contest these assessments and pursue its administrative and legal appeals in India and the dispute resolution procedures provided for in the Tax Treaty between the US and India. The pursuit of these remedies requires, however, that the Company provide a bank guarantee in favor of the Indian tax authorities in the amount of the disputed assessments, plus three and one-half years of interest thereon computed at the Indian statutory rate (12.0%). Although the Company expects that it will ultimately prevail in having these assessments overturned, or at a minimum materially reduced, that the appeal and dispute resolution processes could require several years to complete. The Company believes any amounts which might be paid to settle the Indian assessment would be offset by a reduction in tax assessments within the United States.
In order to obtain the bank guarantee needed to pursue the Company’s appeal of the first assessment, the Company issued a three and one-half year letter of credit under its Revolving Credit Agreement denominated in Indian rupees in the amount of approximately $48.5 million to Icici Bank (ICICI) in India as collateral for the bank guarantee that was issued by ICICI in favor of the Indian taxing authorities. The Company is currently in the process of issuing a second letter of credit under its Revolving Credit Agreement denominated in Indian rupees in the amount of approximately $1.3 million to support its appeal of the tax assessment issued in 2006.
The Company has appealed the initial assessment to the Indian Commissioner of Income Tax and filed an application for a stay of demand before the tax officer who issued the assessment. The Company has filed an application to pursue the dispute resolution mechanism established under the Tax Treaty with the U.S. Competent Authority, who will seek to resolve the double taxation issues raised by this assessment with its Indian counterparts. Further proceedings in India will be stayed during these negotiations, although it is possible that the Indian authorities could, as they did in 2006, issue additional assessments in respect of subsequent years. The Company intends to pursue similar remedies with respect to the 2006 assessment and believes any amounts which might be paid to settle the Indian assessment would be offset by a reduction in tax assessments within the United States.

SUPPLEMENTAL INFORMATION:
EFUNDS CORPORATION
SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2006 Quarters Ended(1)
(in thousands except per share amounts)	March 31	June 30	September 30	December 31
Net revenue	$139,738	$132,397	$139,368	$140,911
Operating expenses	124,569	117,214	117,498	109,892
Net income	10,660	9,710	14,601	19,575
Per share of common stock:
Net income — basic	$0.23	$0.21	$0.31	$0.42
Net income — diluted	$0.23	$0.21	$0.31	$0.41

	2005 Quarters Ended(1)
(in thousands except per share amounts)	March 31	June 30	September 30(2)	December 31
	(revised(3))	(revised(3))	(revised(3))	(revised(3))
Net revenue	$114,238	$116,294	$133,150	$138,026
Operating expenses	99,215	97,786	117,595	119,791
Net income	11,890	12,932	14,230	11,360
Per share of common stock:
Net income — basic	$0.24	$0.28	$0.31	$0.25
Net income — diluted	$0.23	$0.27	$0.30	$0.24

(1)	The sum of quarterly earnings per share may not equal annual earnings per share, due to rounding.

(2)	Net income includes a tax benefit of $4.7 million primarily due to the execution of an Advanced Pricing Agreement with the Internal Revenue Service.

(3)	Amounts have been revised to reflect the adoption of SFAS No. 123R.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in the internal controls related to financial reporting that have materially affected, or are reasonably likely to materially affect these controls since December 31, 2006.
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
Management has assessed the effectiveness of the Company’s internal control system as of December 31, 2006 based on the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management believes that, as of December 31, 2006, the Company’s system of internal control over financial reporting is effective.
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
The Company’s proxy statement, which will be filed with the Securities and Exchange Commission on or before April 30, 2007, is incorporated by reference. Information regarding the executive officers of the Registrant appears on page 7 of this Annual Report on Form 10-K.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following financial statements, schedules and independent auditors’ report and consent are filed with or incorporated by reference in this report:

Financial Statements	Page in This Report
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Income for each of the three years in the period ended December 31, 2006
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2006
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006
Notes to Consolidated Financial Statements
Supplemental Information:
Summarized Quarterly Financial Data (Unaudited)
Schedule II Re: Valuation and Qualifying Accounts
Schedules other than those listed above are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes.

The following exhibits are filed as part of or are incorporated in this report by reference:

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 the (“S-1”) filed by the Company with the Commission on April 4, 2000, Registration No. 33-333992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”))	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designations of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the “June 2000 10-Q”))	*

4.4	Shareholder Agreement, dated as of November 19, 2003, by and between the Company and MasterCard International Incorporated (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”))	*

10.1	Tax Sharing Agreement, dated as of April 1, 2000, by and between the Company and Deluxe (incorporated by reference to Exhibit 10.3 to Amendment Number 1)	*

10.2	Amendment, dated as of December 2000, to Tax Sharing Agreement, dated effective April 1, 2000, by and between Deluxe and the Company (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 10-K”))	*

10.3	ONE Application Development and Support Agreement, dated as of January 1, 2000 (the “ONE Agreement”, by and between the Company and DFSI (incorporated by reference to Exhibit 10.11 to Amendment No. 1))	*

10.4	Letter Agreement, dated November 19, 2001, extending the ONE Agreement (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”))	*

10.5	Amendment, dated December 20, 2005, to the ONE Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”))	*

10.6	eFunds Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 8, 2000, Registration Statement No. 333-51564)	*

10.7	Amendment No. 1 to eFunds Deferred Compensation Plan Trust (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 10-K”)	*

10.8	eFunds Corporation 2005 Deferred Compensation Plan, first effective January 1, 2005 and as amended November 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 3, 2006)	*

10.9	eFunds Corporation Non-Employee Directors Deferred Compensation Program, as amended September 22, 2006 (incorporated by reference to the Current Report on Form 8-K filed by the Company on September 28, 2006 (the “September 2006 8-K)	*

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10.10	eFunds Corporation Stock Incentive Plan for Deluxe Conversions Awards, as amended December 8, 2000 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 8, 2000, Registration No. 333-51536)	*

10.11	eFunds Corporation 2000 Stock Incentive Plan (the “2000 SIP”), as amended as of May 20, 2005 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005)	*

10.12	eFunds Corporation 2005 Special Supplemental Employment Inducement Award Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by the Company with the Commission on August 10, 2005, Registration No. 333-127433)	*

10.13	eFunds Corporation 2006 Stock Incentive Plan (the “2006 SIP”), as amended September 22, 2006 (incorporated by reference to the September 2006 8-K)	*

10.14	eFunds Corporation 2006 Annual Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “June 2006 10-Q”)	*

10.15	eFunds Corporation Strategic Performance Incentive Plan (incorporated by reference to Exhibit 10.14 to the 2003 10-K)	*

10.16	Description of compensation program for Non-Employee Directors	Filed Herewith

10.17	Form of Employee Stock Option under the 2006 SIP (incorporated by reference to Exhibit 10.6 to the June 2006 10-Q)	*

10.18	Form of Independent Director Option Agreement under the 2006 SIP (incorporated by reference to Exhibit 10.7 to the June 2006 10-Q)	*

10.19	Form of Paul F. Walsh Option Agreement under the 2006 SIP (incorporated by reference to Exhibit 10.8 to the June 2006 10-Q)	*

10.20	Form of Employee Restricted Stock Unit (RSU) Award Agreement under the 2006 SIP (incorporated by reference to Exhibit 10.9 to the June 2006 10-Q)	*

10.21	Form of Independent Director RSU Award Agreement under the 2006 SIP (incorporated by reference to Exhibit 10.10 to the June 2006 10-Q)	*

10.22	Form of Paul F. Walsh RSU Award Agreement under the 2006 SIP (incorporated by reference to Exhibit 10.4 to the June 2006 10-Q)	*

10.23	Form of Stock Option Award Agreement under the 2000 SIP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 22, 2006 (the “February 2006 8-K”))	*

10.24	Form of RSU Agreement under the 2000 SIP (incorporated by reference to Exhibit 10.2 to the February 2006 8-K)	*

10.25	Form of Independent Director Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the February 2006 8-K)	*

10.26	Restricted Stock Right Award Agreement, dated as of November 3, 2004, between the Company and Paul F. Walsh (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”))	*

10.27	Restricted Stock Unit Agreement, dated as of January 13, 2005 between the Company and Paul F. Walsh (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “March 2005 10-Q”)	*

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10.28	Amendment to February 2004 Option Award Agreement, dated as of November 3, 2004, between the Company and Paul F. Walsh (incorporated by reference to Exhibit 10.12 to the 2004 10-K)	*

10.29	Option Agreement, dated as of January 13, 2005, between the Company and Paul F. Walsh (incorporated by reference to Exhibit 10.5 to the March 2005 10-Q)	*

10.30	Option Agreement, dated February 16, 2006, by and between the Company and Paul F. Walsh (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 10-Q”)	*

10.31	Amendment, dated March 2006, to that certain Option Agreement, dated February 16, 2006, by and between the Company and John B. (Jack) Benton (incorporated by reference to Exhibit 10.5 to the March 2006 10-Q)	*

10.32	Retention Agreement, dated as of November 3, 2004 (the “Walsh Retention Agreement”), by and between the Company and Paul F. Walsh incorporated by reference to Exhibit 10.10 to the 2004 10-K)	*

10.33	Amendment, dated December 4, 2006, to the Walsh Retention Agreement	Filed Herewith

10.34	Employment Agreement, entered into as of May 29, 2001 by and between Gary L. Palmer and WildCard Systems, Inc. (incorporated by reference to Exhibit 10.11 to the June 2006 10-Q)	*

10.35	Independent Consultant Agreement, dated October 3, 2006, by and between the Company and John B. (Jack) Benton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2006	*

10.36	Transition Assistance Agreement, dated as of December 7, 2001, by and between the Company and Steven F. Coleman (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)	*

10.37	Restricted Stock Unit Award Agreement, dated January 20, 2005, by and between the Company and Clyde L. Thomas (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2005)

10.38	Transition Assistance Agreement (the “Thomas Transition Agreement”), dated as of November 4, 2002, by and between the Company and Clyde L. Thomas (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 10-K”))	*

10.39	Schedule identifying additional Transition Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed Herewith

10.40	Amendment No. 1, dated December 2006, to the Thomas Transition Agreement	Filed Herewith

10.41	Schedule identifying additional Amendments to Transition Assistance Agreements omitted pursuant to instruction 2 to Item 601 of Regulation S-K	Filed Herewith

10.42	Release, dated February 22, 2006, by and between Michelle J. Langstaff and the Company (incorporated by reference to Exhibit 10.3 to the March 2006 10-Q)	*

10.43	Supplemental Transition Assistance Agreement, dated December 1, 2006, by and between the Company and Nelson G. Eng	Filed Herewith

10.44	Release, dated July 8, 2006, by and between the Company and Larence Park (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “September 2006 10-Q”)	*

10.45	Separation Agreement, dated December 15, 2006, by and between the Company and Rahul Gupta	Filed Herewith

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10.46	Amended and Restated Change in Control Agreement, dated as of November 3, 2004 (the “Walsh CIC Agreement”), between the Company and Paul F. Walsh (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”))	*

10.47	Amendment, dated December 4, 2006, to the Walsh CIC Agreement	Filed Herewith

10.48	Schedule identifying Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K	Filed Herewith

10.49	Asset Purchase Agreement, dated January 30, 2004 (the “Benton Acquisition Agreement”), by and between the Company and Benton Consulting Partners (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the March 2004 10-Q”))	*

10.50	Amendment, dated March 18, 2004, to the Benton Acquisition Agreement (incorporated by reference to Exhibit 10.4 to the March 2004 10-Q)	*

10.51	Earnout Reconciliation Agreement, dated as of July 17, 2006, by and between the Company and Jack Mac, Inc. (f/k/a Benton Consulting Partners) (incorporated by reference to Exhibit 10.2 to the September 2006 10-Q)	*

10.52	Credit Agreement, dated July 1, 2005 (the “Credit Agreement”), among eFunds Corporation, J.P. Morgan Chase Bank, N.A., Bank of America, N.A., Wells Fargo Bank, National Association and J.P. Morgan Securities, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “September 2005 10-Q”))	*

10.53	Amendment No. 1, dated May 10, 2006, to the Credit Agreement (incorporated by reference to Exhibit 10.5 to the June 2006 10-Q)	*

10.54	Note Purchase Agreement, dated September 30, 2005, among eFunds Corporation and the purchasers of the Notes thereunder (incorporated by reference to Exhibit 10.6 to the September 2005, 10-Q)	*

21.1	Subsidiaries of the Company	Filed herewith

23.1	Consent of KPMG LLP	Filed herewith

24.1	Power of Attorney	Filed herewith

31.1	Section 302 Certification by Mr. Paul F. Walsh	Filed herewith

31.2	Section 302 Certification by Mr. George W. Gresham	Filed herewith

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham	Filed herewith

*	Incorporated by reference
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

eFunds Corporation

Date: February 28, 2007	By:	/s/ Paul F. Walsh

Paul F. Walsh
Chairman of the Board of Directors and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on February 28, 2007

	SIGNATURE	TITLE

By:	/s/ Paul F. Walsh Paul F. Walsh	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ George W. Gresham George W. Gresham	Chief Financial Officer (Principal Financial and Accounting Officer)

By:	*	Director
Richard J. Almeida

By:	*	Director
John J. (Jack) Boyle III

By:	*	Director
Angel Cabrera

By:	*	Director
Janet M. Clarke

By:	*	Director
Richard J. Lehmann

By:	*	Director
Robert C. Nakasone

By:	*	Director
Sheila A. Penrose

By:	*	Director
Hatim A. Tyabji

*By:	/s/ Paul F. Walsh Paul F. Walsh Attorney-in-Fact	Director

EFUNDS CORPORATION AND SUBSIDIARIES
SCHEDULE II RE: VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

		Balance	Charged to	Other			Balance
		at beginning	costs and	(deductions)			at end of
(in thousands)	Year	of period	expenses	charges		Deductions(1)	period
Allowance for Doubtful Accounts	2006	$3,375	$184	$—		$(412)	$3,147
	2005	2,356	813	507	(2)	(301)	3,375
	2004	3,149	18	(145	)(3)	(666)	2,356

(1)	Deductions from the reserve represent write-offs and recoveries of amounts for which specific reserves had been previously established.

(2)	Amounts primarily represent the balance of allowance for doubtful accounts acquired during 2005.

(3)	Amount represents the balance of allowance for doubtful accounts eliminated upon the disposition of the ATM Portfolio.

F-1

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT	PAGE NO.

10.16	Description of compensation program for Non-Employee Directors

10.33	Amendment, dated December 4, 2006 to the Walsh Retention Agreement

10.39	Schedule identifying additional Transition Assistance Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

10.40	Amendment No. 1, dated December 2006, to the Thomas Transition Agreement

10.41	Schedule identifying additional Amendments to Transition Assistance Agreements omitted pursuant to instruction 2 to Item 601 of Regulation S-K

10.43	Supplemental Transition Assistance Agreement, dated December 1, 2006, by and between the Company and Nelson G. Eng

10.45	Separation Agreement, dated December 15, 2006, by and between the Company and Rahul Gupta

10.47	Amendment, dated December 4, 2006, to the Walsh CIC Agreement

10.48	Schedule identifying Change in Control Agreements omitted pursuant to Instruction 2 to Item 601 of Regulation S-K

21.1	Subsidiaries of the Company

23.1	Consent of KPMG LLP

24.1	Power of Attorney

31.1	Section 302 Certification by Mr. Paul F. Walsh

31.2	Section 302 Certification by Mr. George W. Gresham

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham

F-2