Form 10-Q
period 2007-03-31
EFUNDS CORP
filed 2007-05-10
CIK 1109190

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-31951
eFunds Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	39-1506286 (IRS Employer Identification Number)

4900 N. Scottsdale Road, Suite 1000 Scottsdale, Arizona (Address of principal executive offices)	85251 (Zip Code)
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
Yes  ☐  No    ☑
The number of shares outstanding of the registrant’s common stock, par value $.01 per share, on May 3, 2007 was 47,381,329.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
(dollars in thousands)	(Unaudited)
Current assets:
Cash and cash equivalents	$120,898	$126,740
Short term investments	20,440	7,000
Restricted cash	4,216	3,730
Settlement assets	21,695	58,328
Accounts receivable — net	102,447	107,188
Deferred income taxes	11,991	12,781
Prepaid expenses and other current assets	25,023	26,115

Total current assets	306,710	341,882

Property and equipment — net	66,448	60,145
Long-term deferred income taxes	—	877
Intangible assets — net	393,903	395,785
Other non-current assets	28,526	25,849

Total non-current assets	488,877	482,656

Total assets	$795,587	$824,538

Current liabilities:
Accounts payable	$16,518	$24,021
Settlement liabilities	19,248	54,792
Accrued liabilities	45,566	56,630
Deferred revenue and gains	27,109	22,052
Long-term debt due within one year	4,071	4,438

Total current liabilities	112,512	161,933
Long-term deferred gains	15,689	18,078
Long-term debt	102,113	102,656
Other long-term liabilities	13,843	7,345

Total liabilities	244,157	290,012

Commitments and contingencies (Notes 6 & 10)
Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.01 par value (250,000,000 shares authorized; 51,916,796 shares issued and 47,325,553 shares outstanding March 31, 2007 and 51,684,486 shares issued and 47,093,243 shares outstanding at December 31, 2006)	519	517
Additional paid-in capital	530,229	524,980
Treasury stock at cost (4,591,243 shares)	(100,000)	(100,000)
Retained earnings	116,199	105,690
Accumulated other comprehensive income	4,483	3,339

Stockholders’ equity	551,430	534,526

Total liabilities and stockholders’ equity	$795,587	$824,538

See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2007	2006
Net revenue	$134,042	$139,738

Operating expenses:
Processing, communication and service costs	34,579	35,293
Employee costs	57,607	59,078
Depreciation and amortization	12,025	11,778
Other operating costs	13,200	18,420

Total operating expenses	117,411	124,569

Income from operations	16,631	15,169
Interest expense	(1,431)	(1,576)
Other income — net	967	807

Income before income taxes	16,167	14,400
Provision for income taxes	(5,659)	(3,740)

Net income	$10,508	$10,660

Weighted average shares outstanding	47,205	46,145
Weighted average shares and potential dilutive shares outstanding	48,084	47,026
Net income per share — basic	$0.22	$0.23
Net income per share — diluted	$0.22	$0.23
See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$10,508	$10,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,139	4,380
Amortization	7,886	7,398
Loss on impairment or disposal of assets	87	—
Stock-based compensation	2,040	2,594
Excess tax benefits from share-based compensation	(165)	(912)
Acquisition and other adjustments	(2,022)	—
Deferred income taxes	4,866	10,828
Other — net	—	28
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Restricted cash	(486)	(240)
Accounts receivable	4,741	6,082
Accounts payable	(7,502)	(2,885)
Deferred revenue and gains	2,667	138
Income taxes receivable/payable	(4,428)	(17,096)
Other assets and liabilities	(6,162)	(17,156)

Net cash provided by operating activities	16,169	3,819

Cash flows from investing activities:
Capital expenditures	(10,681)	(8,481)
Proceeds from dispositions	—	2,000
Purchase of short-term investments	(24,715)	—
Proceeds from sale of short-term investments	11,275	—
Other — net	(27)	(815)

Net cash used in investing activities	(24,148)	(7,296)

Cash flows from financing activities:
Issuance of common stock	2,892	6,637
Excess tax benefits from share-based compensation	165	912
Payments on long-term debt	(920)	(1,010)
Other	—	23

Net cash provided by financing activities	2,137	6,562

Net (decrease) increase in cash and cash equivalents	(5,842)	3,085
Cash and cash equivalents at beginning of period	126,740	85,987

Cash and cash equivalents at end of period	$120,898	$89,072

Supplemental disclosures:
Cash paid for income taxes	$4,974	$9,947
Cash paid for interest	$3,051	$2,828
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$—	$20
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
The unaudited condensed consolidated financial statements of the Company for the three month periods ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s results of operation and financial condition have been included. All of these adjustments were of a normal, recurring nature.
Interim results are not necessarily indicative of results for a full year. The preparation of the Company’s financial statements requires management to make various estimates and it is reasonably possible that the circumstances under which these estimates were made could change in the relatively near term. Such a change could result in a material revision to management’s estimates which could result in a material change to the Company’s financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). The Annual Report provides additional disclosures regarding the nature of the estimates made by management in preparing the Company’s financial statements.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES:
Recent accounting pronouncements
In March 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). EITF Issue No. 06-3 provides that companies may adopt a policy of presenting taxes in the income statement on either a gross or net basis. Gross or net presentation may be elected for different types of taxes, but similar taxes should be presented consistently. Taxes falling within the scope of this pronouncement would include taxes that are imposed on a revenue transaction between a seller and a customer, such as sales taxes, use taxes, value-added taxes and some types of excise taxes. The Company presents taxes on its income statement on a net basis. The adoption of EITF Issue No. 06-3 did not have an impact on the Company’s financial position or results of operations.
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
The Company adopted the provisions of FIN 48 on January 1, 2007 and the Company did not recognize any material adjustments to its liability for unrecognized income tax benefits as of December 31, 2006 as a result of the adoption of this Interpretation. At the date of adoption, the Company had $8.0 million of unrecognized tax benefits, all of which would impact the Company’s effective tax rate if recognized. The Company believes that it is reasonably possible that the amount of its unrecognized tax benefits could increase or decrease within the next twelve months and that the change could be significant. Because of the nature of the uncertainties underlying this possibility, the Company is not able to estimate the range of possible changes to the amount of unrecognized tax benefits within the next twelve months. At the adoption date, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 21, 2000.
It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2006, the Company had accrued $1.8 million of interest and $.1 million of penalties related to uncertain tax positions.
In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s financial position or results of operations.
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
Concurrently with the closing of its acquisition of its prepaid solutions business in July 2005, the Company adopted the eFunds Corporation 2005 Special Employment Inducement Award Plan (the 2005 Inducement Plan). Under the 2005 Inducement Plan, the Company is authorized to make employment inducement awards of restricted stock or restricted stock units to persons being hired in connection with a merger or acquisition involving the Company or one of its subsidiaries and the person’s prior employer. 37,500 shares of common stock of the Company are available for issuance pursuant to awards granted under this plan.
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
The Company periodically issues restricted stock unit awards to its employees and directors. These awards generally vest and are converted into shares of the Company’s common stock over three year periods, although the Company has granted awards with different vesting schedules in the past. The value of the restricted stock units is based on the value of the shares of common stock underlying the award at its grant date and is expensed in the condensed consolidated statements of income on a straight-line basis over the service period associated with the award (the vesting period is generally, although not uniformly, three years). The Company issued 410,452 restricted stock units under the 2006 SIP during the three months ended March 31, 2007. No consideration was paid by the recipients of these awards. No restricted stock units were issued during the first three months of 2006. The Company recorded compensation expense related to the amortization of restricted stock unit awards of $0.6 million and $0.4 million during the three month periods ended March 31, 2007 and 2006, respectively.
As of March 31, 2007, there was $12.6 million of unearned compensation cost related to outstanding restricted stock unit grants. This cost is expected to be recognized over a weighted-average period of 2.5 years.
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
Employee Stock Purchase Plan
In 2001, the Company established an Employee Stock Purchase Plan (ESPP) as defined in Section 423(b) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated thereunder. The Company has reserved 2.3 million shares for issuance in accordance with the provisions of the ESPP. All regular full-time employees of the Company are eligible to participate in the ESPP, subject to certain geographic limitations. The ESPP enables eligible employees to purchase the Company’s common stock at the lesser of 85% of its fair market value on the first or last business day of each purchase period. The ESPP utilized three month purchase periods until March 2007, when we extended the purchase periods to six months. The discount associated with the stock purchased by participants in the ESPP is expensed as incurred. The Company expensed $0.2 million related to the ESPP during each of the three month periods ended March 31, 2007 and 2006.
Adoption of SFAS No. 123R
On January 1, 2006, the Company adopted SFAS No. 123R. SFAS No. 123R revises SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that the fair value of all share-based payments to employees, including stock options, be expensed in the Company’s condensed consolidated statements of income. The Company transitioned to SFAS No. 123R using the modified retrospective method and has expensed the value of share-based payments to employees on a straight-line basis over the service period associated with the share-based award (generally the vesting period).
The Company uses the Black-Scholes option valuation model to value stock options. The fair value of an option is estimated on its date of grant using the Black-Scholes model based on the assumptions in the table below. The assumptions for the options’ expected life are based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the option’s expected life at its grant date. The historical volatility of the Company’s stock is the primary consideration used as the basis for the volatility assumption.

	Three Months Ended
	March 31,
	2007	2006
Expected volatility	32.5%	35.0%
Expected dividend yield	0.0%	0.0%
Risk-free interest rate	4.6%	4.5%
Expected life	5 years	5 years
Weighted average fair value at grant date	$9.22	$9.26

The Company recognized a $1.4 million pre-tax charge associated with the expensing of stock options and employee stock purchase plan activity during the three month period ended March 31, 2007, and a $2.2 million pre-tax charge during the three month period ended March 31, 2006. These expenses were included in the Company’s employee costs. The total tax benefit associated with the expensing of stock options and employee stock purchase plan activity was approximately $0.5 million and $0.8 million for the three month periods ended March 31, 2007 and March 31, 2006, respectively. As of March 31, 2007, there was an aggregate of approximately $27.2 million of unearned compensation cost related to outstanding stock options granted under the Company’s equity incentive plans. This cost is expected to be recognized over a weighted-average period of approximately 3.0 years.
Information with respect to stock option activity during the three months ended March 31, 2007 is as follows:

		Wtd. Avg.
		Exercise
	Shares	Price
Options outstanding at January 1, 2007	3,308,808	$18.17
Options granted	2,313,871	24.76
Options exercised	(144,201)	16.35
Options forfeited and cancelled	(150,860)	20.96

Options outstanding at March 31, 2007	5,327,618	$21.01

Options exercisable	2,029,864	$15.85

For options outstanding and exercisable at March 31, 2007, the exercise price ranges and average remaining lives in years were as follows:

Ranges of	Options	Wtd. Avg.	Wtd. Avg.	Options	Wtd. Avg.
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$6.19-$12.87	566,210	5.5	$8.90	566,210	$8.90
$12.88-$15.99	317,109	3.7	13.56	315,451	13.55
$16.00-$17.75	492,988	6.3	16.45	479,936	16.45
$17.76-$22.95	869,974	7.9	20.98	435,020	21.23
$22.96-$27.00	3,081,337	9.7	24.74	233,247	24.60

	5,327,618			2,029,864

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
The amounts received by the Company in connection with the ATM Agreement exceeded the book value of the ATM Portfolio by approximately $48 million. These excess proceeds were recorded as a deferred gain and are being ratably amortized as a reduction in the operating costs of the Company’s US Payments segment over the initial five-year term of the MSA. During the three month period ended March 31, 2007, approximately $2.4 million of the deferred gain was recognized as a reduction in the “Processing, communication and service costs” incurred by this segment. At March 31, 2007, approximately $25.2 million of the implied gain is recorded as a deferred gain of which $15.7 million is recorded as long-term liabilities and the remainder is included in current liabilities.
NOTE 4 — INTANGIBLES:
Intangible assets consist primarily of goodwill, capitalized software costs and acquired contracts. The carrying amount of goodwill was increased by $0.7 million during the three month period ended March 31, 2007 to reflect the reversal of adjustments related to acquisition accruals made to goodwill in prior periods and a change in foreign net assets due to currency exchange rate fluctuations. The reversal adjustments made to goodwill reduced other operating costs. Goodwill at March 31, 2007 was as follows:

	US	US Risk
(in thousands)	Payments	Management	International	Other	Total
Balance at December 31, 2006	$178,541	$46,553	$36,001	$10,640	$271,735
Goodwill acquired and/or adjusted	477	—	255	—	732

Balance at March 31, 2007	$179,018	$46,553	$36,256	$10,640	$272,467

Intangible assets, both acquired and developed, subject to amortization are presented below.

		March 31, 2007			December 31, 2006
	Wtd. Avg.	Gross			Gross
(dollars in thousands)	Amort. Period	Carrying	Accumulated		Carrying	Accumulated
	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net
Software-internal use	4	$142,982	$(107,265)	$35,717	$140,336	$(103,136)	$37,200
Software-licensing and resale	5	74,467	(51,438)	23,029	71,849	(50,113)	21,736
Acquired contracts and other	8	102,762	(40,072)	62,690	102,674	(37,560)	65,114

		$320,211	$(198,775)	$121,436	$314,859	$(190,809)	$124,050

For the three month periods ended March 31, 2007 and March 31, 2006, amortization expense for intangible assets was $7.9 million and $7.4 million, respectively. The estimated amortization expense for intangible assets held at March 31, 2007 is $25.1 million for the remaining 9 months of 2007. For the years ending December 31, 2008, 2009, 2010, 2011 and 2012, the estimated amortization expense for intangible assets held at March 31, 2007 is $29.1 million, $20.5 million, $14.8 million, $11.0 million and $7.7 million, respectively.
NOTE 5 — RESTRUCTURING AND ACQUISITION EXIT ACTIVITIES:
Restructuring charges
The following table summarizes the change in the Company’s restructuring accruals for the three month period ended March 31, 2007:

		Lease-Related
	Severance	Costs &
(in thousands)	Related	Other	Total
Balance at December 31, 2006	$73	$557	$630
Reversal of provisions	(50)	—	(50)
Cash payments	(23)	(65)	(88)

Balance at March 31, 2007	$—	$492	$492

Payments on the severance related accruals were completed as of March 31, 2007, and the lease-related costs and other accruals are payable through 2010. Approximately $0.3 million of the lease-related costs are classified as other long-term liabilities. The long-term portion of these costs is recorded as other long-term liabilities, and the current portion of the accruals are recorded as accrued liabilities.
Acquisition exit activities
As part of its integration activities, the Company has been winding down certain activities associated with the operations of its prepaid solutions business. During 2005, the Company recorded a restructuring reserve of $2.6 million against certain lease-related costs associated with this initiative. During the three months ended March 31, 2006, the Company recorded additional accruals aggregating approximately $5.0 million in connection with the anticipated severance of associates and closure of facilities as part of the further integration of this business. The following table summarizes the change in the Company’s accruals associated with these exit activities for the three month period ended March 31, 2007:

		Lease
	Severance	Related Costs
(in thousands)	Related	& Other	Total
Balance at December 31, 2006	$1,133	$4,899	$6,032
Cash payments	(390)	(343)	(733)
Reversal of provisions	(370)	(293)	(663)

Balance at March 31, 2007	$373	$4,263	$4,636

The Company reversed $0.4 million and $0.3 million of severance and lease related accruals, respectively, during the quarter ended March 31, 2007 because these accruals were no longer required due to voluntary employee attrition and adjustments to the timing of expected facilities closures. These reversals reduced employee costs and other operating costs. At March 31, 2007, approximately $2.9 million of the remaining accruals are recorded as other long-term liabilities and are payable through 2010, and the current portion of the accruals is recorded as accrued liabilities.

NOTE 6 — LONG-TERM DEBT AND BORROWING ARRANGEMENTS:
Long-term debt was as follows:

	March 31,	December 31,
(in thousands)	2007	2006
5.39% Senior Notes due 2012	$100,000	$100,000
Capital leases and other	6,184	7,094
Less capital lease and other amounts due within one year	(4,071)	(4,438)

Total	$102,113	$102,656

On July 1, 2005, the Company entered into a new credit agreement (the Revolving Credit Agreement). The Revolving Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $150 million. The Company has the option to increase this commitment to $200 million if certain requirements of the Revolving Credit Agreement are satisfied. The Company can use amounts borrowed under the Revolving Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Revolving Credit Agreement provides for two optional interest rates on any borrowings thereunder. The first rate is equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5%, depending on certain conditions set forth in the Credit Agreement. The second rate is equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate, plus an additional percentage based on the Company’s leverage ratio. The terms of the Revolving Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type. The Company was in compliance with these covenants at March 31, 2007. The Company is subject to a non-use fee ranging from 0.10% to 0.25% of the unused commitment depending on the Company’s leverage ratio as defined by the agreement, as amended. This facility will mature in 2012, pursuant to the most recent amendment described below. The Company had no outstanding borrowings under the Revolving Credit Agreement at March 31, 2007. The Company has issued approximately $0.5 million in letters of credit to a sponsoring bank in conjunction with a government contract and approximately $50.7 million outstanding under a letter of credit related to the Indian Tax assessments discussed in Note 11 which reduces the Company’s borrowing capacity under the Revolving Credit Agreement by a like amount. Certain of the Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Revolving Credit Agreement.
On January 31, 2007, the Company amended the Revolving Credit Agreement to extend its maturity date to January 2012 and reduce the LIBOR interest rates payable on any borrowings thereunder. The amendment also excludes payments made by the Company to repurchase up to $100 million of common stock from the calculations used to determine whether the Company is in compliance with the fixed charge coverage ratio used in the Agreement and increases its secured indebtedness basket from $15 million to $25 million. The amendment to the Revolving Credit Agreement is intended to preserve the Company’s capital deployment options and the Company has not determined whether it will undertake a stock repurchase program or incur any secured indebtedness in 2007.
On September 30, 2005, the Company issued $100 million of senior unsecured notes (the Notes) in a private offering under Rule 144A of the Securities Act of 1933, as amended. The Notes bear interest at an effective interest rate of 5.39%, with interest payable semi-annually, on March 31 and September 30, and will mature on September 30, 2012. The indebtedness represented by the Notes ranks pari passu with the Company’s obligations under the Revolving Credit Agreement and its obligations with respect to the Notes are guaranteed by certain of its domestic subsidiaries. The Note Purchase Agreement between the Company and the purchasers of the Notes contains certain negative and affirmative covenants customary for transactions of this type. The Company was in compliance with these covenants at March 31, 2007.
The Company’s capital leases and other obligations are related to purchased software and equipment. The weighted average interest rate on the Company’s capital lease obligations is approximately 6.9%.

NOTE 7 — INCOME PER SHARE:
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2007	2006
Net income per share — basic
Net income	$10,508	$10,660

Weighted average shares outstanding	47,205	46,145

Net income per share — basic	$0.22	$0.23

Net income per share — diluted
Net income	$10,508	$10,660

Weighted average shares outstanding	47,205	46,145
Dilutive impact of options	879	881

Weighted average shares and potential dilutive shares outstanding	48,084	47,026

Net income per share — diluted	$0.22	$0.23

Options to purchase approximately 0.3 million shares of common stock were excluded from the above calculations as they were antidilutive during the three month periods ended March 31, 2007 and March 31, 2006.
NOTE 8 — COMPREHENSIVE INCOME:
The Company’s total comprehensive income for the three month periods ended March 31, 2007 and March 31, 2006 was $11.7 million and $11.1 million, respectively. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.
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
Information concerning the operations of the Company’s reportable segments is as follows:

	Three Months Ended
	March 31,
(in thousands)	2007	2006
		(Revised) [1]
Net revenue:
US Payments	$67,660	$74,639
US Risk Management	47,132	49,886
International	19,250	15,213

Total net revenue	134,042	139,738

Operating expenses before overhead:
US Payments	54,702	65,251
US Risk Management	26,378	29,520
International	21,134	15,322

Total operating expenses before overhead	102,214	110,093

Allocated overhead:
US Payments	4,008	3,927
US Risk Management	3,856	3,316
International	2,162	1,926
Corporate	5,171	5,307

Total allocated overhead	15,197	14,476

Income (loss) from operations:
US Payments	8,950	5,461
US Risk Management	16,898	17,050
International	(4,046)	(2,035)
Corporate	(5,171)	(5,307)

Income from operations	$16,631	$15,169

[1]	Amounts for the three month period ended March 31, 2006 have been revised to conform to the Company’s current segment presentation. The company began using this presentation during the quarter ended June 30, 2006.
The Company has not disclosed total assets, interest income, interest expense or income taxes by segment because this information is not reviewed by the chief operating decision maker nor practicable to prepare.
Depreciation and amortization for each of the Company’s reporting segments is as follows:

	Three Months Ended
	March 31,
(in thousands)	2007	2006
		(Revised)
Depreciation and amortization:
US Payments	$6,443	$6,648
US Risk Management	2,843	2,738
International	2,427	2,065
Corporate	312	327

Total depreciation and amortization	$12,025	$11,778

Net revenue, classified by the geographic billing location of the customer, is as follows:

	Three Months Ended
	March 31,
(in thousands)	2007	2006
United States	$114,979	$123,554
EMEA	11,249	9,804
India	4,829	2,649
Canada	1,359	2,802
Latin America	1,083	793
Asia	543	136

Total consolidated	$134,042	$139,738

Property and equipment — net, classified by the geographic location of the controlling statutory entity, is as follows:

	March 31,	December 31,
(in thousands)	2007	2006
United States	$51,006	$44,278
India	14,538	14,869
Canada	425	458
United Kingdom and other	479	540

Total consolidated	$66,448	$60,145

NOTE 10 — LEGAL PROCEEDINGS:
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
The two non-settling defendants have opposed the proposed settlement and a group of Texas drivers and motor vehicle record holders filed a class action complaint in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of the DPPA similar to those alleged in the Florida action against some of the settling defendants, our subsidiary ChexSystems, Inc. and one non-settling defendant in January 2007. The Texas group has moved to intervene in the Florida litigation, oppose the proposed settlement as to the nationwide class and to stay the Florida litigation in favor of the Texas action as to the claims asserted in the Texas action. The plaintiffs in the Florida case and the settling defendants have opposed these motions and the Florida Court has not ruled on them.
The same group of Texas drivers and motor vehicle record holders has subsequently filed additional purported class actions in Texas alleging that other entities have violated the DPPA. One of these cases, Sharon Taylor, et. al. v. Biometric Access Company, et. al., Case No. 22-07CV-18, filed in the U.S. District Court for the Eastern District of Texas, Marshall Division on January 12, 2007 included ChexSystems as one of 28 named defendants. The complaint in this action also alleges violations of the DPPA that are similar to those that are the subject of the proposed settlement in Florida.

The Company will continue to pursue the approval of the proposed settlement in Florida and will vigorously oppose the Texas DPPA actions on the grounds now that these lawsuits are subject to the proposed nationwide settlement in Florida. The Company cannot predict whether the proposed settlement of these various DPPA claims will be approved in Florida on a nationwide basis, or at all.
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
NOTE 11— COMMITMENTS AND CONTINGENCIES:
Contractual cash obligations
As of March 31, 2007, the Company’s contractual cash obligations for long-term debt, capital leases, operating leases, outsourcing and maintenance obligations in the aggregate for the time periods specified were as follows:

	Payments Due by December 31,
(in thousands)	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$100,000	$—	$—	$—	$—	$—	$100,000
Capital lease obligations	6,183	3,512	2,509	162	—	—	—
Operating lease obligations[1]	67,161	12,775	13,159	7,541	5,886	5,477	22,323
Vendor obligations	40,654	23,252	13,951	2,355	598	498	—
Other	8,000	8,000	—	—	—	—	—

Total	$221,998	$47,539	$29,619	$10,058	$6,484	$5,975	$122,323

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $4.2 million due in the future under non-cancelable subleases.
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
Future commercial commitments
The following table sets forth the Company’s future commercial commitments, excluding loan commitments, at March 31, 2007:

	Commitment Expiration by Period[1]
(in thousands)	Total	2007	2008	2009	2010	2011	Thereafter
Letters of credit and other	$51,683	$997	$23	$49,331	$1,332	$—	$—
Performance bonds	11,752	1,407	10,215	95	35	—	—

Total commitments	$63,435	$2,404	$10,238	$49,426	$1,367	$—	$—

1	Represents commercial commitment expirations during the last nine months of 2007 and the respective years ending December 31, 2008 through 2011, and thereafter.
In connection with its government services business and collection activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at March 31, 2007 was $11.8 million. The Company also had approximately $0.5 million of outstanding letters of credit and performance guarantees in India to support commercial activities as of such date. These obligations were secured by time deposits in an equivalent amount. In addition, the Company has a $50.7 million letters of credit outstanding related to the Indian Tax assessment which is discussed below under India Tax Dispute below and a $0.5 million letter of credit issued to a sponsoring bank in connection with a government contract.
Acquisition holdbacks and earn-outs
At March 31, 2007, the Company had held back an aggregate of approximately $4.2 million of the purchase prices associated with acquisitions it completed in 2005. The Company had also accrued an additional $2.9 million related to an earn-out determined by reference to the revenues the Company’s prepaid solutions business realized from its legacy contract with Bank of America in 2006. This earn-out is expected to be disbursed in the second quarter of 2007.
Other commitments
As part of its transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due to the Company are included in cash and cash equivalents. The overnight settlement balances due to the Company range from $44 million to $55 million. As of March 31, 2007, approximately $54.7 million was due to the Company and it received these funds in early April 2007.
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
The Company’s amended and restated certificate of incorporation and by-laws require it to indemnify its officers and directors to the fullest extent permitted by Delaware law. Indemnification of the Company’s employees and other agents is permitted to the same extent. The Company’s amended and restated certificate of incorporation also permits the Company to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the amended and restated certificate of incorporation would permit such indemnification. The Company maintains insurance policies providing coverage for these types of matters, but the Company’s insurance carriers may decline coverage, or the coverage may be insufficient to cover the Company’s expenses and liabilities.
India Tax Dispute
In April, 2006, the Company was informed that the Indian tax authorities had concluded that eFunds Corporation and its U.S. based subsidiary, eFunds IT Solutions Group, Inc. (eFunds IT Solutions), had created a “permanent establishment” in India and that the transactions between the Company and eFunds IT Solutions, on the one hand and, the Company’s India-based subsidiaries, on the other hand, were allegedly not conducted on an arms-length basis. As a result, the Indian revenue authorities asserted that all of the income generated by the Company and eFunds IT Solutions during the twelve month period ended March 31, 2003 was subject to tax in India. The amount assessed was $25.2 million, plus $10.2 million in interest (based on the exchange rate between the U.S. dollar and the Indian Rupee on March 31, 2007). In December 2006, these authorities issued an additional assessment against our subsidiary in respect of the Indian tax year ended March 31, 2004 for approximately $0.7 million, plus interest of $0.3 million.
The Company contested these assessments and pursued its administrative and legal appeals in India and the dispute resolution procedures provided for in the Tax Treaty between the US and India. The pursuit of these remedies requires that the Company provide a bank guarantee in favor of the Indian tax authorities in the amount of the disputed assessments, plus three and one-half years of interest thereon computed at the Indian statutory rate (12.0%).
In order to obtain the bank guarantee needed to pursue the Company’s appeal of the first assessment, the Company issued a three and one-half year letter of credit under its Revolving Credit Agreement denominated in Indian rupees in the amount of approximately $49.3 million to Icici Bank (ICICI) in India as collateral for the bank guarantee that was issued by ICICI in favor of the Indian taxing authorities. During the first three months of 2007, the Company issued a second letter of credit under its Revolving Credit Agreement denominated in Indian rupees in the amount of approximately $1.3 million to support its appeal of the tax assessment issued in December 2006.
In accordance with the dispute resolution mechanism established under the Tax Treaty, the U.S. Competent Authority agreed to resolve the double taxation issues raised by this assessment with its Indian counterparts in May 2007. The resolution will result in a portion of the income of the Company and eFunds IT Solutions during the tax years in question being attributed to India, with the amount of income attributed to the U.S. by these entities being reduced by a like amount. The Company will pay interest on the taxes payable to India in respect of the income to be allocated to that jurisdiction. The Company does not expect this resolution to have a material impact on its income from operations or effective tax rate in 2007. The Company expects to terminate the letters of credit issued to ICICI and the bank guarantees supporting its appeal of these assessments in the near future.
It is possible that the Indian authorities could issue additional assessments in respect of subsequent years. The competent authority determination with respect to the Company and eFunds IT Solutions for the Indian tax year ended March 31, 2003 and with respect to eFunds IT Solutions for the Indian tax year ended March 31, 2004 would not be binding with respect to these periods.
Other contingencies
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
ITEM 1A. RISK FACTORS
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
THERE CAN BE NO ASSURANCE THAT A TRANSACTION WILL RESULT FROM OUR STRATEGIC REVIEW PROCESS AND THE PURSUIT OF THESE ALTERNATIVES MAY DISRUPT OUR DAY TO DAY BUSINESS ACTIVITIES
We have recently announced that our Board of Directors has formed a review committee and instructed its independent financial advisors to assist it in exploring possible strategic alternatives, including potential merger opportunities. No decisions with respect to any transaction have been made and there can be no assurance that a formal proposal or offer will be presented to the Company or, if any formal offer or proposal is presented, that it will be approved by the Board.
Further, the uncertainty inherent in this type of review could adversely affect our business by distracting our management team, causing potential customers to defer their buying decisions and impede our efforts to attract and retain associates. These factors could adversely affect our future financial results.
CHANGES IN INDIAN TAX LAWS OR THE INTERPRETATION OR ENFORCEMENT OF THOSE LAWS COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Our Indian software development and business process management operations qualify for tax incentives associated with businesses that operate within designated geographic locations. These incentives generally provide us with exemptions from Indian tax on certain business income generated from these operations and phase out between March 2008 and March 2009. As our Indian tax benefits are reduced or eliminated, our taxes in future periods will increase. Such an increase will reduce our profits.
In addition, these tax benefits do not apply to our companies that operate outside of India if it is determined that they are subject to income taxes in India. In April 2006, the Indian taxing authorities asserted that our income (and that of one of our subsidiaries) for the Indian tax year ended March 31, 2003 was subject to tax in India and issued an approximately $24.1 million tax assessment against us, plus interest of $9.8 million. In December 2006, these authorities issued an additional assessment against our subsidiary for approximately $0.7 million, plus interest of $0.3 million. Although we have resolved the issues of double taxation arising out of these assessments, this resolution will not prevent the Indian taxing authorities from issuing additional assessments in respect of future periods. We would be required to post bank guarantees in the amount of any future assessments, plus interest thereon, to pursue any appeal process and we would have to support these guarantees with letters of credit issued under our Revolving Credit Agreement. This would reduce the amount of funds available to us from our banking syndicate. We could face similar assessments from jurisdictions other than India.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (MD&A) begins with an executive overview of our business that includes a description of our business goals, the business models for our segments, key events that occurred during the three month period ended March 31, 2007 and certain trends, risks and challenges. We then discuss our results of operations for the three month period ended March 31, 2007 compared to the same period in 2006. This is followed by a discussion of our liquidity and capital resources, including our cash resources, sources and uses of cash and commercial commitments.
You should read the following discussion together with our condensed consolidated financial statements and the notes to those financial statements included in this Quarterly Report on Form 10-Q and our 2006 Annual Report on Form 10-K (our 2006 10-K). When reviewing our MD&A, you should also refer to the description of our Critical Accounting Policies and Estimates in our 2006 10-K because understanding these policies and estimates is important in order to fully understand our reported financial results and our business outlook for future periods. In addition to historical information, this discussion contains “forward-looking statements” as defined in the U.S. Private Securities Litigation Reform Act of 1995. All forward-looking statements are subject to various risks and uncertainties that could cause our actual future results to differ materially from those presently anticipated due to a variety of factors, including those discussed in Item 1A of our 2006 10-K.
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
US Payments
Our US Payments segment derives its revenue from processing electronic payment transactions including electronic funds transfers (EFT), automated clearinghouse (ACH) and other payment processing services. Revenues in this segment also reflect processing and other activities associated with prepaid cards (such as payroll cards and gift cards). This segment also receives revenues from providing electronic benefit transfer (EBT) services to government agencies. Other revenues included in this segment are generated through the licensing, maintenance and support of our EFT software and through the provision of ATM managed services and other business process outsourcing (BPO) services related to payment transactions. The revenues we historically derived from our IT services contract with Deluxe are also included in this segment.
The provision of payment services requires substantial capital investment for computers and related peripherals, maintenance, system modifications and upgrades, security and redundancy. These requirements add barriers to competitive entrance and also create a relatively high ratio of fixed operating costs to total costs. Processors are also required to maintain significant cash reserves to cover temporary differences in the flow of funds associated with electronic funds transfers. Additionally, the software applications used for processing transactions at our data centers and which we license to our software customers are primarily developed in-house and frequently require complex network compliance updates and competitive upgrades, creating a dependence upon experienced and qualified information technology (IT) personnel. The costs we incur for technology improvements are necessary for us to ensure our products are continuously enhanced to provide our customers with up-to-date processing capabilities. Other operating expenses include telecommunications costs to support the transmission of electronic transactions and settlement. We focus on increasing the recurring revenue base of this business through, among other things, the retention of our current processing customers and the acquisition of new commercial relationships. We are also focused on the enhancement of our processing product suite.
US Risk Management
This segment derives its revenues from providing risk management products and services to financial institutions, retailers and other businesses that assist in detecting fraud and assessing the risk of opening a new account or accepting a check at a point-of-sale device, physical branch location or through the Internet. Our risk management products and services help customers determine the likelihood and manage the investigation and risk of account fraud and identity manipulation and assess the overall risks involved in opening new accounts or accepting payment transactions. This segment also provides BPO services in support of account-based activities, such as account acquisition support, credit card and brokerage support, call centers, loan processing, collections, data entry and systems maintenance.
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
Key Events During the Three Months Ended March 31, 2007
•	We entered into a New Retention Agreement with Paul F. Walsh, our Chairman and Chief Executive Officer, extending the term of his employment until May 2011;

•	We extended our processing contract with CO-OP Financial Services, Inc., the leading EFT network and processor for credit unions in the U.S.; and

•	We adopted a new corporate brand: EFD;
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
Risks and Challenges
In addition to the trends affecting our industry and our Company, as noted above, we consider risks and challenges that could impact the Company’s future financial results, including the following. These risks are more fully explained in Item 1A of the 2006 10-K:
•	Changes in India tax laws or in the interpretation or enforcement of those laws could adversely affect our results of operations.

•	If the security of our databases is compromised, our reputation could suffer and customers may not be willing to use our products and services.

•	Estimates of future financial results are inherently unreliable.

•	Our ability to expand through acquisitions involves risks and may not be successful.

•	Consolidation in the industries we serve may adversely affect our ability to sell our products and services.

•	We are unable to predict the results of the purported class action lawsuits filed in Florida and Texas.

•	We may be unable to protect our intellectual property rights or others may claim that we are infringing on their intellectual property.

•	We face intense competition in all areas of our business, and if we do not compete effectively, our business will be harmed.

•	If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

•	Legislation or regulation could impair our ability to collect and use data, increase our operating costs or otherwise harm our business.

•	We may experience software defects, development delays and installation difficulties, which could harm our business and reputation and expose us to potential liability.

•	There are a number of risks associated with our international sales and operations that could harm our business.

•	We face termination and compliance risks with respect to our government contracts.

•	Provisions in our charter documents and Delaware law may delay or prevent a change in control of our Company that you may consider favorable.
RESULTS OF OPERATIONS
The following table presents our condensed consolidated financial results for the three month period ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(dollars in millions)	2007	2006	% Change
Net revenue	$134.0	$139.7	(4)%

Operating expenses:
Processing, communication and service costs	34.6	35.3	(2)
Employee costs	57.6	59.1	(3)
Depreciation and amortization	12.0	11.8	2
Other operating costs	13.2	18.4	(28)

Total operating expenses[1]	117.4	124.6	(6)

Income from operations[1]	16.6	15.2	9
Interest expense	(1.4)	(1.6)	(12)
Other income — net	1.0	0.8	25

Income before income taxes[1]	16.2	14.4	13
Provision for income taxes	(5.7)	(3.7)	54

Net income[1]	$10.5	$10.7	(2)

[1]	Amounts may not sum due to rounding.
Net Revenue
Net revenue by reportable segment and for the Company as a whole for the three month periods ended March 31, 2007 and 2006 was as follows:

	Three Months Ended March 31,
(dollars in millions)	2007	2006	% Change
		(Revised)
US Payments
EFT processing	$36.9	$34.9	6%
Prepaid Solutions	18.2	21.8	(17)
Government services (EBT)	9.6	10.1	(5)
Software sales and other services	2.5	7.0	(64)
ATM Managed Services	0.4	0.8	(50)

	67.6	74.6	(9)

US Risk Management
Financial institution products	37.8	38.0	(1)
Retail products	4.1	4.6	(11)
BPO	5.2	7.3	(29)

	47.1	49.9	(6)

International
Software sales	7.9	6.1	30
BPO	7.1	7.8	(9)
Prepaid solutions	2.4	—	*
EFT processing and ATM management	1.9	1.3	46

	19.3	15.2	27

Total net revenue[1]	$134.0	$139.7	(4)

*	Represents an increase or decrease in excess of 100%.

[1]	Amounts may not sum due to rounding.

US Payments
The US Payments segment revenues decreased by 9% during the three month period ended March 31, 2007 as compared to the same period in 2006 due to a decline in software sales and other services as a result of the expiration of our IT services contract with Deluxe at the end of March 2006 and reduced revenues from EBT processing. Prepaid solutions revenues declined due to the absence of revenues from Bank of America following the termination of its contract in September 2006 and the attribution of $2.4 million of revenue to our International segment in 2007. These revenues were classified in the international segment because this presentation is closer to the way management currently disaggregates its prepaid operations to assess the performance of this business. These decreases were partially offset by an increase in EFT processing revenues due to increased volumes.
We expect our US Payments segment revenues to increase in 2007 as compared to 2006 due to higher EFT processing and prepaid revenues from new and existing accounts. We also expect to continue to see a degree of seasonality in our electronic payments business because the highest level of activity in our prepaid solutions business is typically seen in the fourth quarter of each year due to holiday sales. 2007 software revenues are also expected to improve somewhat over 2006. Government services revenues are expected to generally trend lower in 2007 in a manner consistent with that seen in the first quarter due to lower pricing required to retain accounts with expiring contracts.
US Risk Management
The US Risk Management segment revenues decreased by 6% during the three month period ended March 31, 2007 as compared to the same period in 2006. This decrease was primarily the result of a decrease in BPO revenues following the termination of a sub-contract we had with another call center provider in mid- 2006. Revenues from our financial institution products were largely flat as compared to the prior year due to a relatively flat number of inquiries being made against our databases by financial institutions.
Revenues for our US Risk Management segment in 2007 are expected to be higher than those seen in 2006 with higher revenues from financial institution products being partially offset by continued revenue reductions from our BPO activities due to the contract roll-off described above. 2007 revenues from our retail products are expected to be generally the same as 2006.
International
Revenues from our International segment increased by 27% during the three month period ended March 31, 2007 over the levels seen in the comparable period of last year due to the classification of prepaid solutions revenues to this segment from the US Payments segment, higher software sales and an increase in EFT processing and ATM management revenues. International segment revenues are expected to increase in 2007, albeit at a slower pace than the 35% rate seen in 2006, as these trends are expected to continue.
Business Segment Operating Income
The following table presents our operating income (loss) by segment and total operating income for the three month period ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(dollars in millions) [1]	2007	2006	% Change
Operating income (loss)
US Payments	$8.9	$5.4	65%
US Risk Management	16.9	17.1	(1)
International	(4.0)	(2.0)	100
Corporate	(5.2)	(5.3)	2

Total operating income[1]	$16.6	$15.2	9

[1]	Amounts may not sum due to rounding.
US Payments
The increase in operating income during the three month period ended March 31, 2007, as compared to the same period in 2006 is due to higher EFT and prepaid processing volumes and the positive impact of an aggregate of $2.0 million of goodwill adjustments and the reversal of restructuring and legal reserves. Operating income from this segment is expected to increase in 2007 as compared to 2006 because of higher EFT processing revenues and the expected improvement in the contribution of our prepaid solutions business, which incurred a $9.4 million operating loss in 2006. The effect of these increases will be partially offset by the expected continued decline in government services contribution.
US Risk Management
The operating income of our US Risk Management segment during the three month period ended March 31, 2007, was flat as compared to the same period in 2006 because revenues from our financial institution products were also largely flat to the levels seen in 2006. Operating income from this segment is expected to increase in 2007 as compared to 2006 as a result of higher revenues from financial institutions.
International
The increase in the operating loss seen by our International segment during the three month period ended March 31, 2007 over the comparable period in 2006 reflects the investments we are making to expand and enhance our international processing activities. We expect that our international operations will be profitable in 2007 due to increased processing and ATM management activities and expanded software sales.
Corporate
Unallocated corporate overhead includes, among other things, executive leadership costs, investor relations and certain general legal, consulting, accounting and finance costs. Corporate expenses during the three month period ended March 31, 2007 were generally comparable with same period in 2006, and we would expect this relationship to continue for the balance of the year.
Operating Expenses
Operating expenses for the three month period ended March 31, 2007 and 2006 were as follows:

	Three Months Ended March 31,
(dollars in millions)	2007	2006	% Change
Operating expenses:
Processing, communication and service costs	$34.6	$35.3	(2)%
Employee costs	57.6	59.1	(3)
Depreciation and amortization	12.0	11.8	2
Other operating costs	13.2	18.4	(28)

Total operating expenses[1]	$117.4	$124.6	(6)

[1]	Amounts may not sum due to rounding.
Processing, communication and service costs
This category includes the cost of transaction processing, telecommunications, computer equipment and promotional services. Processing, communication and service costs decreased during the three month period ended March 31, 2007 as compared to the first quarter of 2006 due to a decrease in telecommunications costs attributable to negotiated price reductions. Processing, communications and service costs are expected to increase slightly in 2007 as compared to 2006 due to expected increases in telecommunications and other processing costs associated with increases in EFT and prepaid processing revenues.
Employee costs
Expenses in this category represent employee compensation, payroll taxes, medical costs and other employee related costs. The decrease in employee costs during the three month period ended March 31, 2007 as compared to the same period in 2006 is primarily due to a decrease in employee headcount associated with the integration activities undertaken with respect to our prepaid solutions business. We currently expect employee costs to increase in 2007 as compared to 2006 due to higher incentive accruals.
Company-wide headcount at March 31, 2007 was approximately 5,200, which was consistent with headcount at the end of 2006. Headcount is expected to increase slightly over the remainder of 2007, with most of the increase occurring in India as a result of the migration of activities associated with our prepaid solutions business and growth in our outsourcing activities. At March 31, 2007, approximately 67% of our employees were located in India.

Depreciation and amortization
These costs represent the depreciation of the buildings and equipment we own and the amortization of our intangible assets, such as capitalized software costs and acquired contracts. The increase in depreciation and amortization expenses during the three month period ended March 31, 2007 as compared to the same period in 2006 is due to higher capital expenditures in 2006 as compared to prior years. Depreciation and amortization costs are expected to be higher in 2007 as compared to 2006 as a result of this dynamic.
Other operating costs
Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt expense, legal accruals and certain administrative costs. Other operating costs decreased during the three month period ended March 31, 2007 as compared to the same period in 2006 due to a decrease in IT consulting and temporary service costs and the reversal of certain acquisition and restructuring reserves established in connection with the acquisition of WildCard Systems in 2005. Other operating costs are expected to decrease in 2007 as compared to 2006 due to reductions in our use of IT consultants and temporary labor.
Interest Expense
Interest expense includes interest and other fees incurred in connection with borrowings under our credit facilities and capital lease obligations. Interest expense also includes fees incurred by us in connection with our possession of escrowed funds.
Other Income — net
Other income — net primarily includes interest and investment income and foreign currency translation adjustments. Income earned on cash, cash equivalents and short-term investments was $1.2 million for the three month period March 31, 2007, as compared to $0.9 million for the equivalent period in 2006. The impact from foreign currency translations during each of the three month periods ended March 31, 2007 and 2006 was not material.
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
Our annualized effective tax rate for the three month periods ended March 31, 2007 and March 31, 2006 was 35% and 26%, respectively. Our effective tax rate during the first three months of 2006 reflects a $1.3 million tax benefit associated with our prepaid solutions operations.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Information about our financial position as of March 31, 2007 and December 31, 2006 is presented below:

	March 31,	December 31,
(dollars in millions)	2007	2006	% Change
Cash and cash equivalents	$120.9	$126.7	(4)%
Short-term investments	20.4	7.0	*
Long-term debt due within one year	4.1	4.4	(7)
Long-term debt	102.1	102.7	(1)
Stockholders’ equity	551.4	534.5	3
Net working capital	194.2	179.9	8

* Represents an increase or decrease in excess of 100%
Financial Condition
Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures. Cash and cash equivalents at March 31, 2007, included cash in India of approximately $29 million. These funds are held in Indian bank accounts denominated in India rupees or U.S. dollars and are available for use in our India operations and investments. We would have to pay taxes on these funds if we were to repatriate them to the US.
As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The in-transit balances due to us are included in cash and cash equivalents. The typical overnight settlement balance due to us ranges from $44 million to $55 million. We plan to satisfy these liquidity requirements using cash and cash equivalents on hand as well as through the Revolving Credit Agreement described below. As of March 31, 2007, approximately $54.7 million was due to us and we received these funds in early April.
Sources and Uses of Cash
The following table sets forth a summary of our cash flow activity for the three month periods ended March 31, 2007 and 2006 and should be read in conjunction with our condensed consolidated statements of cash flows:

	Summary of Cash Flows
	For the Three Months
	Ended March 31,
(in millions)	2007	2006
Cash provided by operating activities	$16.2	$3.8
Cash used in investing activities	(24.1)	(7.3)
Cash provided by financing activities	2.1	6.6

Net (decrease) increase in cash and cash equivalents[1]	$(5.8)	$3.1

[1]	Amounts may not sum due to rounding.
Our current priorities for the use of our cash are:
•	investment in projects, including our Oracle STS initiative, intended to increase our product delivery and operational effectiveness, enhance our product suite and the security and redundancy of our systems; and

•	funding our liquidity needs and the implementation of significant customer contracts.
We have no present intention of using our available funds to pay cash dividends.
Operating Activities
Our primary source of operating cash flow is the profits we generate from our business. Operating cash outflows include payments to vendors for telecommunications services, consulting services and supplies. We also pay salaries and benefits to our employees and income taxes.
Reductions in employee incentive payments in 2007 were largely responsible for the $12.4 million increase in cash flows provided by operations during the three month period ended March 31, 2007 as compared to the same period in 2006.
Investing Activities
Cash used in our investing activities generally reflects the acquisition of assets. During the three months ended March 31, 2007, we spent approximately $10.7 million on capital expenditures as compared to $8.5 million during the first three months of 2006. This increase reflects the ongoing investment we are making in our core technology architecture, product development activities and the incremental capital needs of the businesses we have acquired. We used $13.4 million in net cash during the three months ended March 31, 2007 to purchase short-term investments.
Financing Activities
We receive funds from the exercise of stock options and the sale of our shares through our employee stock purchase plan. We also obtain funds through borrowings under our bank lines. We disburse funds if we repurchase shares of our common stock or repay debt. During the three months ended March 31, 2007, we received proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan of $2.9 million. We also repaid $0.9 million of our long-term debt during the three months ended March 31, 2007.

Long-term Debt
On July 1, 2005, we entered into a new credit agreement (the Revolving Credit Agreement). The Revolving Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $150 million. We have the option to increase this commitment to $200 million if certain requirements of the Revolving Credit Agreement are satisfied. We can use amounts borrowed under the Revolving Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Revolving Credit Agreement provides for two optional interest rates on any borrowings thereunder. The first rate is equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5%, depending on certain conditions set forth in the Revolving Credit Agreement. The second rate was equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate, plus an additional percentage based on our leverage ratio. The terms of the Revolving Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type. We are subject to a non-use fee ranging from 0.10% to 0.25% of the unused commitment depending on our leverage ratio as defined by the agreement, as amended. We had no outstanding borrowings under the Revolving Credit Agreement at March 31, 2007. We have approximately $50.7 million outstanding under letters of credit related to the Indian Tax assessments discussed in Note 11 to the Condensed Consolidated Financial Statements which reduces our borrowing capacity under the Revolving Credit Agreement by a like amount. We expect to terminate these instruments in the second quarter of 2007. Certain of our domestic subsidiaries have guaranteed our obligations under the Revolving Credit Agreement.
On January 31, 2007, we amended the Revolving Credit Agreement to extend its maturity date to January 2012 and reduce the LIBOR interest rates payable on any borrowings thereunder. The amendment also excludes payments made by us to repurchase up to $100 million of common stock for the calculations used to determine whether we are in compliance with the fixed charge coverage ratio used in the Agreement and increases our secured indebtedness basket from $15 million to $25 million. The amendment to the Revolving Credit Agreement is intended to preserve our capital deployment options and we have not determined whether it will undertake a stock repurchase program or incur any secured indebtedness in 2007.
On September 30, 2005, we issued $100 million of senior unsecured notes (the Notes) in a private offering under Rule 144A of the Securities Act of 1933, as amended. The Notes bear interest at a an effective interest rate of 5.39%, with interest payable semi-annually, and will mature on September 30, 2012. The indebtedness represented by the Notes ranks pari passu with our obligations under the Revolving Credit Agreement and our obligations with respect to the Notes are guaranteed by certain of our domestic subsidiaries. The Note Purchase Agreement between us and the purchasers of the Notes contains certain negative and affirmative covenants customary for transactions of this type. Concurrently with the issuance of the Notes, we repaid a $100 million unsecured term loan we incurred in connection with our acquisition of our prepaid business in July 2005.
Contractual Obligations and Commitments
The following table sets forth our contractual cash obligations as of March 31, 2007 in total and for the time periods specified:

	Payments Due by Period[2]
		Nine months	Three Years	Three Years
		Ended	Ended	Ended
		December 31,	December 31,	December 31,
(in millions)	Total	2007	2010	2013	Thereafter
Long-term debt	$100.0	$—	$—	$100.0	$—
Capital lease obligations	6.2	3.5	2.7	—	—
Operating lease obligations[1]	67.2	12.8	26.6	15.5	12.3
Vendor obligations	40.6	23.2	16.9	0.5	—
Other	8.0	8.0	—	—	—

Total	$222.0	$47.5	$46.2	$116.0	$12.3

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $4.2 million due in the future under non-cancelable subleases.

[2]	Amounts may not sum due to rounding.
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
The following table sets forth our future commercial commitments as of March 31, 2007:

	Commitment Expiration by Period[1]
(in millions)	Total	2007	2008	2009	2010	2011	Thereafter
Letters of credit and other	$51.7	$1.0	$.1	$49.3	$1.3	$—	$—
Performance bonds	11.8	1.4	10.2	0.1	.1	—	—

Total commitments	$63.5	$2.4	$10.3	$49.4	$1.4	$—	$—

[1]	Represents commercial commitment expirations during the remaining nine months of 2007 and the respective years ending December 31, 2008 — 2011, and thereafter.
In connection with our government services business and collection activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at March 31, 2007 was $11.8 million, a decrease of $0.1 million from December 31, 2006. We also had approximately $0.5 million of outstanding letters of credit and performance guarantees in India as of such date. These obligations were secured by time deposits in an equivalent amount. The Company also has approximately $50.7 million of letters of credit outstanding under the Revolving Credit Agreement related to the Indian Tax assessment discussed above.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. These statements have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, reserves and allowances, income taxes and assumptions associated with stock-based compensation. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical accounting policies during the first three months of 2007. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2006.
FORWARD-LOOKING STATEMENTS —
The Company reported that it expects full-year net revenue in 2007 to be within its previously published range of $591 million to $613 million, with diluted earnings per share expected to be between $1.30 and $1.42. The Company expects that its full year results will trend towards the lower end of this range.
The foregoing expectations reflect the following assumptions:
•	An effective tax rate of approximately 35 percent for 2007;

•	Cash outlays for capital expenditures and product development activities will be somewhat higher than the amounts disbursed in 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as our business evolves and could have positive or negative impacts on our financial results. We had not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency rate changes as of March 31, 2007, although we may do so in the future. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses primarily in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. For the three month period ended March 31, 2007, approximately 9% of our net revenues and 19% of our operating expenses, respectively, were denominated in these three currencies.
We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the three month period ended March 31, 2007. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, Indian rupee and Canadian dollar would have reduced our reported income before taxes during the three month period ended March 31, 2007 by approximately $1.0 million. A 10% change in the exchange rate for the British pound, Indian rupee and Canadian dollar would also have an impact on the foreign net assets reflected in our balance sheet, but we would not expect this change to be material to our total assets.
Changes in interest rates could impact our anticipated interest income on cash, cash equivalents and short-term investments and the amount of interest we pay on borrowings under our Revolving Credit Agreement. A 10% adverse change in interest rates from the interest rates in effect at the March 31, 2007 would not, however, have had a material adverse effect on our net income or financial condition.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of March 31, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in the internal controls related to financial reporting that have materially affected, or are reasonably likely to materially affect, these controls since March 31, 2007.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to Note 10 to the Financial Statements included in this Quarterly Report on Form 10-Q.
ITEM 5. OTHER INFORMATION CAUTIONARY STATEMENTS
When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, letters and reports to stockholders and in oral statements made by our representatives, the words or phrases ‘should,’ ‘are expected to,’ ‘targeted,’ ‘will continue,’ ‘will approximate,’ ‘is anticipated,’ ‘estimate,’ ‘project’ or similar expressions are intended to identify ‘forward-looking statements’ within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed in Item 1A of our 2006 10-K, which could cause our actual results to differ materially from our historical experience and our present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed in Item 1A of our 2006 10-K could affect our financial performance and could cause our actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse. We will not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 6. EXHIBITS
(a) The following exhibits are filed as part of this report:

Exhibit
No.	1Description	Method of filing
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed by the Company with the Commission on April 4, 2000, Registration No. 333-33992)	*

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the S-1)	*

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the S-1 filed by the Company with the Commission on May 15, 2000 (“Amendment No. 1”), Registration No. 333-33992)	*

4.2	Form of Rights Agreement by and between the Company and Rights Agent, (incorporated by reference to Exhibit 4.2 to Amendment No. 1)	*

4.3	Certificate of Designation of Series A Participating Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)	*

10.1	Form of 2007 Key Employee Restricted Stock Unit Award Agreement (incorporated by reference to the Current Report on Form 8-K the Company filed with the Securities and Exchange Commission on February 16, 2007 (the “February 2007 8-K”))	*

10.2	Form of 2007 Independent Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the February 2007 8-K)	*

10.3	Form of 2007 Key Employee Option Award Agreement (incorporated by reference to Exhibit 10.3 to the February 2007 8-K)	*

10.4	Form of 2007 Independent Director Option Award Agreement (incorporated by reference to Exhibit 10.4 to the February 2007 8-k)	*

10.5	Form of Gary L. Palmer Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the February 2007 8-K)	*

10.6	Form of 2007 Retention Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K the Company filed with the Commission on February 28, 2007 (the “February 28 8-K”))	*

10.7	Form of 2007 Retention Option Award (incorporated by reference to Exhibit 10.2 to the February 28 8-K)	*

10.8	Retention Agreement, dated as of February 26, 2007, by and between Paul F. Walsh and the Company (incorporated by reference to Exhbit 10.3 to the February 28 8-K)	*

10.9	Amendment, dated February 26, 2007, to Paul F. Walsh 2004 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the February 28 8-K)	*

Exhibit
No.	1Description	Method of filing
10.10	Amendment, dated February 26, 2007 to Paul F. Walsh 2005 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the February 28 8-K)	*

10.11	Amendment No. 2, dated as of February 26, 2007, to the Change in Control Agreement by and between Paul F. Walsh and the Company (incorporated by reference to Exhibit 10.6 to the February 28 8-K)	*

10.12	Amendment to Equity Award Agreements, dated as of March 9, 2007, by and between Paul F. Walsh and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K the Company filed with the Commission on March 13, 2007)	*

10.13	Release, dated January 3, 2007, by and between the Company and Kathleen Flanagan	Filed herewith

10.14	Amendment No. 2, dated as of January 31, 2007, to the Credit Agreement, dated July 1, 2005, among the Company, J.P. Morgan Chase Bank, N.A., Bank of America, N.A., Wells Fargo Bank, National Association, and J.P. Morgan Securities, Inc.	Filed herewith

31.1	Section 302 Certification by Mr. Paul F. Walsh	Filed herewith

31.2	Section 302 Certification by Mr. George W. Gresham	Filed herewith

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham	Filed herewith

*	Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

eFunds Corporation (Registrant)
Date: May 10, 2007	/s/ Paul F. Walsh
Paul F. Walsh
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 10, 2007	/s/ George W. Gresham
George W. Gresham Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit
No.	Description	Page Number
10.13	Release, dated January 3, 2007, by and between the Company and Kathleen Flanagan

10.14	Amendment No. 2, dated as of January 31, 2007, to the Credit Agreement, dated July 1, 2005, among the Company, J.P. Morgan Chase Bank, N.A., Bank of America, N.A., Wells Fargo Bank, National Association, and J.P. Morgan Securities, Inc.

31.1	Section 302 Certification by Mr. Paul F. Walsh

31.2	Section 302 Certification by Mr. George W. Gresham

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham