Form 10-Q
period 2007-06-30
EFUNDS CORP
filed 2007-08-09
CIK 1109190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number 1-31951
eFunds Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	39-1506286 (IRS Employer Identification Number)

4900 N. Scottsdale Road, Suite 1000
Scottsdale, Arizona	85251
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock, par value $.01 per share, on August 2, 2007 was 47,557,652

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	December 31,
(dollars in thousands)	(Unaudited)	2006
Current assets:
Cash and cash equivalents	$142,658	$126,740
Short term investments	18,950	7,000
Restricted cash	1,395	3,730
Settlement assets	20,459	58,328
Accounts receivable – net	107,384	107,188
Deferred income taxes	16,273	12,781
Prepaid expenses and other current assets	25,527	26,115

Total current assets	332,646	341,882

Property and equipment – net	67,514	60,145
Long-term deferred income taxes	—	877
Intangible assets – net	394,959	395,785
Other non-current assets	29,109	25,849

Total non-current assets	491,582	482,656

Total assets	$824,228	$824,538

Current liabilities:
Accounts payable	$18,776	$24,021
Settlement liabilities	19,918	54,792
Accrued liabilities	46,013	53,520
Deferred revenue and gains	24,923	22,052
Long-term debt due within one year	3,518	4,438

Total current liabilities	113,148	158,823
Long-term deferred gains	13,300	18,078
Long-term debt	101,929	102,656
Deferred income taxes	9,305	—
Other long-term liabilities	10,012	7,345

Total liabilities	247,694	286,902

Commitments and contingencies (Notes 6, 10 & 11)
Stockholders’ equity:
Preferred stock $.01 par value; 100,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $.01 par value (250,000,000 shares authorized; 52,135,572 shares issued and 47,544,329 shares outstanding June 30, 2007 and 51,684,486 shares issued and 47,093,243 shares outstanding at December 31, 2006)	522	517
Additional paid-in capital	539,637	528,090
Treasury stock at cost (4,591,243 shares)	(100,000)	(100,000)
Retained earnings	127,264	105,690
Accumulated other comprehensive income	9,111	3,339

Stockholders’ equity	576,534	537,636

Total liabilities and stockholders’ equity	$824,228	$824,538

See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Net revenue	$138,790	$132,397	$272,832	$272,135

Operating expenses:
Processing, communication and service costs	35,364	33,046	69,942	68,339
Employee costs	58,214	55,699	115,822	114,777
Depreciation and amortization	12,071	11,854	24,096	23,632
Other operating costs	15,892	16,615	29,092	35,035

Total operating expenses	121,541	117,214	238,952	241,783

Income from operations	17,249	15,183	33,880	30,352
Interest expense	(1,413)	(1,424)	(2,844)	(3,000)
Other income – net	1,187	1,179	2,154	1,986

Income before income taxes	17,023	14,938	33,190	29,338
Provision for income taxes	(5,958)	(5,228)	(11,616)	(8,968)

Net income	$11,065	$9,710	$21,574	$20,370

Weighted average shares outstanding	47,412	46,517	47,311	46,332
Weighted average shares and potential dilutive shares outstanding	48,553	47,260	48,334	47,130
Net income per share – basic	$0.23	$0.21	$0.46	$0.44
Net income per share – diluted	$0.23	$0.21	$0.45	$0.43
See Notes to Condensed Consolidated Financial Statements

EFUNDS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2007	2006
Cash flows from operating activities:
Net income	$21,574	$20,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,321	8,728
Amortization	15,775	14,904
Stock-based compensation	5,848	4,662
Excess tax benefits from share-based compensation	(686)	(1,130)
Deferred income taxes	6,690	12,599
Other - net	85	79
Changes in assets and liabilities, net of effects from acquisitions and dispositions:
Restricted cash	142	2,260
Accounts receivable	519	(178)
Accounts payable	(5,558)	(6,232)
Acquisition and other adjustments	(2,022)	—
Deferred revenue and gains	(2,581)	(2,774)
Income taxes receivable/payable	(2,130)	(13,159)
Other assets and liabilities	1,509	(16,021)

Net cash provided by operating activities	47,486	24,108

Cash flows from investing activities:
Capital expenditures	(20,708)	(20,983)
Acquisitions, net of cash acquired	(1,427)	—
Proceeds from dispositions	—	2,356
Purchase of short-term investments	(44,165)	—
Proceeds from sale of short-term investments	32,215	—
Other - net	(2,874)	(4,533)

Net cash used in investing activities	(36,959)	(23,160)

Cash flows from financing activities:
Issuance of common stock	6,361	8,442
Excess tax benefits from share-based compensation	686	1,130
Payments on long-term debt	(1,656)	(1,987)
Other	—	54

Net cash provided by financing activities	5,391	7,639

Net increase in cash and cash equivalents	15,918	8,587
Cash and cash equivalents at beginning of period	126,740	85,987

Cash and cash equivalents at end of period	$142,658	$94,574

Supplemental disclosures:
Cash paid for income taxes	$5,524	$10,654
Cash paid for interest	$3,245	$3,012
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$—	$20
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
On June 27, 2007, the Company announced that it entered into a definitive agreement (the Merger Agreement) with Fidelity National Information Services, Inc. (FIS), whereby FIS will acquire the Company (the Merger) in an all cash transaction valued at approximately $1.8 billion. Under the terms of the agreement, the Company’s shareholders will receive $36.50 in cash for each share of common stock held by them. Completion of the Merger is subject to certain conditions, including approval of the Merger Agreement by the holders of two-thirds of the Company’s outstanding common shares, absence of an injunction or illegality, the absence of a material adverse effect on the Company and other customary conditions. The transaction is expected to be completed prior to September 30, 2007.
Under the Merger Agreement, the Company has agreed that, subject to certain exceptions, during the period from June 26, 2007 to the earlier of the date of the termination of the Merger Agreement or the consummation of the Merger:
•	the Company and its subsidiaries will in all material respects carry on its business in the regular and ordinary course consistent with past practice; and

•	the Company and its subsidiaries will use commercially reasonable efforts to preserve intact its current business organization, keep available the services of its current officers and employees, preserve its relationships with customers, suppliers and others having business dealings with the Company, and maintain appropriate relations and goodwill with governmental entities.
The Company has also agreed that, between June 26, 2007 and the earlier of the date of the termination of the Merger Agreement or the consummation of the Merger, the Company and its subsidiaries will not, subject to certain exceptions and without the prior written consent of FIS (which consent may not be unreasonably withheld by FIS as to the matters referred to in the 18th bullet below):
•	declare or pay dividends on, or make any other distributions in respect of, any of its capital stock, or otherwise make any payments to its stockholders in their capacity as such;

•	split, combine or reclassify any of its capital stock or issue or authorize the issuance of any securities in respect of or in substitution for shares of its capital stock;

•	purchase, redeem or otherwise acquire, directly or indirectly, any shares of its capital stock or any other securities or any rights to acquire any such shares or other securities (except for the withholding of shares of common stock in connection with taxes payable in respect of the exercise of options or the conversion of restricted stock units);

•	issue, dispose of or encumber any shares of its capital stock or equity equivalent or any securities or other rights to acquire, any such shares or other equity equivalent (other than upon the exercise of options or the conversion of restricted stock units or in connection with the Company’s Employee Stock Purchase Plan (subject to certain limitations) and except for pledges of the stock of subsidiaries required under the existing terms of the Company’s credit agreement), waive or modify the terms of any such rights or accelerate the vesting of any options or restricted stock units (other than acceleration which occurs pursuant to the terms thereof as in effect on June 26, 2007 in connection with the Merger);

•	amend its certificate of incorporation or by-laws or other organizational documents, or alter through merger, consolidation, liquidation, reorganization, restructuring or in any other fashion, the corporate structure or ownership of any material subsidiary of the Company;

•	acquire or agree to acquire, except for purchases of inventory in the ordinary course of business consistent with past practice, any business or any corporation, partnership, association or other business organization or division thereof or otherwise acquire or agree to acquire any assets (tangible or intangible) that have a value in excess of $5 million individually or $15 million in the aggregate;

•	sell, lease or otherwise dispose of or encumber, any of its property or assets (tangible or intangible and including intellectual property) that have a value in excess of $5 million individually and $15 million in the aggregate or that are otherwise material to the Company or any of its subsidiaries, or create any lien (other than by operation of law in the ordinary course of business) of any kind with respect to such property or assets, except sales of obsolete assets or inventory in the ordinary course of business consistent with past practice;

•	except in the ordinary course of business or as required by a change after June 26, 2007 in applicable law, enter into, materially amend or otherwise modify, or unilaterally or prior to the expiration thereof agree to terminate, any material contract, or certain other significant agreements described in the Merger Agreement, or enter into any agreement relating to the management of any material asset or property or any of the Company’s or any of its subsidiaries’ businesses (extensions of existing agreements will not constitute material modifications or amendments of such agreements for purposes of the foregoing);

•	except for short-term borrowings incurred in the ordinary course of business consistent with past practice or as required by existing contractual arrangements in certain credit agreements, incur any indebtedness or engage in any other financing arrangements, make any loans, advances or capital contributions to, or investments in, or receive any capital contributions from, any person other than to or in the Company or any wholly-owned subsidiary and except signing, milestone, progress or other similar bonus payments to customers in connection with the sale of the products of the Company and its subsidiaries, consistent with past practice, or the creation of accounts payable in the ordinary course of business consistent with past practice, or assume, guarantee, endorse or otherwise become liable or responsible for any obligations of another person (other than the Company or any of its subsidiaries), enter into any “keep well” or other agreement to maintain the financial condition of another person (other than the Company or any of its subsidiaries) or cancel or forgive any debts owed to it (except if determined in good faith not to be collectible or consistent with past practice) or waive any rights or claims of material value;

•	except as may be required as a result of a change in law or in U.S. GAAP, change any of the accounting principles or practices used by the Company;

•	except in the ordinary course of business, settle or compromise any material pending or threatened litigation or claim, other than settlements or compromises requiring payments by the Company or any of its subsidiaries of no more than $2 million individually and $10 million in the aggregate and the pending settlement of certain litigation in Florida;

•	pay, discharge, settle or satisfy any material claims, liabilities or obligations other than the payment, discharge or satisfaction in the ordinary course of business of liabilities reflected or reserved against in the March 31, 2007 balance sheet included in its financial statements (or described in the notes thereto) or incurred since March 31, 2007 in the ordinary course of business consistent with past practice and except for payments, discharges or satisfactions of no more than $2 million individually and $10 million in the aggregate;

•	(x) increase in any manner the compensation and employee benefits (including severance benefits) of any of the Company’s current or former directors, executive officers and other employees or pay any pension or retirement allowance not required by law or any existing plan or agreement to any such employees, (y) become a party to, amend or commit to any employee benefit plan or agreement with or for the benefit of any employee, other than, in the case of clause (x), (A) annual merit adjustments to the compensation of employees who are not executive officers consistent with past practice, (B) increases not exceeding 25% of base salary individually or $250,000 in the aggregate for all individuals in the compensation of employees who are not executive officers or directors made in connection with transfers and promotions in the ordinary course of business consistent with past practice and (C) the establishment of terms of employment (including compensation) of newly hired employees other than executive officers in the ordinary course of business consistent with past practice, and in the case of clause (y), amendments to existing employee benefit plans or employee agreements or employment, severance or change in control agreements required to cause such plans or agreements to not be subject to Section 409A of the Code or, if subject to Section 409A of the Code, to not result in the application of the additional tax thereunder (provided, that any such amendment does not materially expand the benefits to be received thereunder) or (z) except to the extent required by law, voluntarily accelerate the vesting of any compensation or benefit; provided, however, that the Company and any of its subsidiaries may pay cash bonuses and other cash incentive compensation (including sales commissions) in respect of calendar year 2007 to employees, including executive officers, at the times contemplated by their bonus and incentive compensation arrangements as in effect on June 26, 2007 and consistent with past practice;

•	(x) change its material (A) tax accounting policies or practices or (B) tax elections, (y) settle any material audits, examinations or litigation with respect to taxes or (z) waive any restrictions on assessments or collections of material taxes, including any extension of the limitations period other than in a manner consistent with past practice, except, in each case, as may be required by law or U.S. GAAP;

•	change fiscal years;

•	authorize, recommend, propose or announce an intention to adopt a plan of complete or partial liquidation, dissolution, restructuring or other reorganization of the Company or any material subsidiary or complete any of the actions that would be contemplated by any such plan, or organize any new subsidiary;

•	enter into any material collective bargaining agreement;

•	make or agree to make any new capital expenditures in excess of 100% of the amounts of such expenditures as reflected in the capital expenditure budgets provided to FIS prior to June 26, 2007, provided, that any such expenditures could be incurred by the Company without further approval or authorization by its Board of Directors or any committee thereof;

•	dispose of, permit to lapse, waive, release or assign any material rights, or settle any claims, with respect to any material intellectual property where such settlement would reasonably be expected to result in the receipt or expenditure of more than $500,000 by the Company or any of its subsidiaries;

•	enter into any lease of any real property, except any renewals or replacements of existing leases in the ordinary course consistent with past practice;

•	knowingly waive the benefits of, agree to modify in any material manner, terminate, release any person from or fail to use reasonable best efforts to enforce, if requested by FIS (provided that the Company will, as promptly as reasonably practicable, notify FIS of any breach of), any confidentiality, standstill or similar contract to which the Company or any of its subsidiaries is a party, which covers or relates to its business, assets or properties or to which the Company or any of its subsidiaries is a beneficiary;

•	enter into any contract that purports to limit, curtail or restrict the Company’s ability or that of any of its existing or future subsidiaries or affiliates to compete in any geographic area or line of business or limit the persons to whom the Company or any of its existing or future subsidiaries or affiliates may sell products or services; or

•	authorize, or agree in writing or otherwise to take, any of the foregoing actions.

The Company has scheduled a special meeting of stockholders to vote upon a proposal to approve the Merger and the Merger Agreement on September 7, 2007. For additional information regarding the Merger, please see the Preliminary Proxy Statement filed by the Company on July 24, 2007.
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
The unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All material intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s results of operations and financial condition have been included. All of these adjustments were of a normal, recurring nature.
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
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES:
Recent accounting pronouncements
On May 2, 2007, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FIN 48-1 (FSP FIN 48-1), Definition of Settlement in FASB Interpretation No. 48, which amends FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN 48-1, a tax position is considered to be effectively settled if the taxing authority completed its examination, the company does not plan to appeal, and the Company believes that there is only a remote possibility that the taxing authority would reexamine the tax position in the future.
The Company adopted the provisions of FIN 48 on January 1, 2007 and the Company did not recognize any material adjustments to its liability for unrecognized income tax benefits as of December 31, 2006 as a result of the adoption of this Interpretation. At the date of adoption, the Company had $8.0 million of unrecognized tax benefits, all of which would impact the Company’s effective tax rate if recognized. During the quarter ended June 30, 2007, the unrecognized tax benefit decreased by approximately $0.8 million primarily as the result of the settlement of the tax dispute with India (see Note 11). The Company believes that it is reasonably possible that the amount of its unrecognized tax benefits could increase or decrease within the next twelve months and that the change could be significant. Because of the nature of the uncertainties underlying this possibility, the Company is not able to estimate the range of possible changes to the amount of unrecognized tax benefits within the next twelve months. At the adoption date, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 21, 2000.
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
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, provides a framework for measuring the fair value of assets and liabilities and requires additional disclosure about fair value measurement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements
Stock incentive plans
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
Concurrently with the closing of its acquisition of its prepaid solutions business in July 2005 , the Company adopted the eFunds Corporation 2005 Special Employment Inducement Award Plan (the 2005 Inducement Plan). Under the 2005 Inducement Plan, the Company is authorized to make employment inducement awards of restricted stock or restricted stock units to persons being hired in connection with a merger or acquisition involving the Company or one of its subsidiaries and the person’s prior employer. 37,500 shares of common stock of the Company are available for issuance pursuant to awards under this plan.
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
The Company periodically issues restricted stock unit awards to its employees and directors. These awards generally vest and are converted into shares of the Company’s common stock over three year periods, although the Company has granted awards with different vesting schedules in the past. The value of the restricted stock units is based on the value of the shares of common stock underlying the award at its grant date and is expensed in the condensed consolidated statements of income on a straight-line basis over the service period associated with the award (the vesting period is generally, although not uniformly, three years). During the three and six month periods ended June 30, 2007, the Company issued 9,909 and 420,361 restricted stock units under the 2006 SIP. During the three months ended June 30, 2006, the Company issued 119,000 restricted stock units under the 2006 SIP. No units were issued during the three months ended March 31, 2006. No consideration was paid by the recipients of these awards. The Company recorded compensation expense for restricted stock units of $1.4 million and $2.1 million during the three and six month periods ended June 30, 2007, respectively, and $0.5 million and $0.9 million during the three and six month periods ended June 30, 2006, respectively. The Merger Agreement with FIS currently restricts the Company’s ability to issue awards under its equity-based compensation plans.
As of June 30, 2007, there was $11.5 million of unearned compensation cost related to outstanding restricted stock unit grants. This cost is expected to be recognized over a weighted-average period of 2.3 years.

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
Employee Stock Purchase Plan
In 2001, the Company established an Employee Stock Purchase Plan (ESPP) as defined in Section 423(b) of the Internal Revenue Code of 1986, as amended, and the Treasury Regulations promulgated there under. The Company has reserved 2.3 million shares for issuance in accordance with the provisions of the ESPP. All regular full-time employees of the Company are eligible to participate in the ESPP, subject to certain limitations. The ESPP enables eligible employees to purchase the Company’s common stock at the lesser of 85% of its fair market value on the first or last business day of each purchase period. The ESPP utilized three month purchase periods until March 2007, when the Company extended the purchase periods to six months. The discount associated with the stock purchased by participants in the ESPP is expensed as incurred. The Company expensed $0.2 million and $0.4 million related to the ESPP during the three and six month periods ended June 30, 2007, respectively, and expensed $0.1 million and $0.3 million during the three and six month periods ended June 30, 2006, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected volatility	33.0%	35.1%	32.5%	35.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.6%	4.9%	4.6%	4.5%
Expected life	5 years	5 years	5 years	5 years
Weighted average fair value at grant date	$11.68	$10.04	$9.25	$9.21
The Company recognized a $2.4 million and $3.8 million pre-tax charge associated with the expensing of stock options and employee stock purchase plan activity during the three and six month periods ended June 30, 2007, respectively, and a $1.6 million and $3.8 million pre-tax charge during the three and six month periods ended June 30, 2006, respectively. These expenses were included in the Company’s employee costs. The total tax benefit associated with the expensing of stock options and employee stock purchase plan activity was approximately $0.8 million and $ 1.3 million for the three and six month periods ended June 30, 2007, respectively, and was approximately $0.6 million and $1.3 million for the three and six month periods ended June 30, 2006, respectively. As of June 30, 2007, there was an aggregate of approximately $25.1 million of unearned compensation cost related to outstanding stock options granted under the Company’s equity incentive plans. This cost is expected to be recognized over a weighted-average period of approximately 2.8 years.
Information with respect to stock option activity during the six months ended June 30, 2007 is as follows:

		Wtd. Avg.
		Exercise
	Shares	Price
Options outstanding at January 1, 2007	3,308,808	$18.17
Options granted	2,342,500	24.81
Options exercised	(340,858)	17.10
Options forfeited and cancelled	(170,509)	21.19

Options outstanding at June 30, 2007	5,139,941	$21.19

Options exercisable	1,861,704	$15.75

For options outstanding and exercisable at June 30, 2007, the exercise price ranges and average remaining lives in years were as follows:

Ranges of	Options	Wtd. Avg.	Wtd. Avg.	Options	Wtd. Avg.
Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercse Price
$6.19-$12.87	553,964	5.3	$8.88	553,964	$8.88
$12.88-$15.99	275,930	3.6	13.59	275,575	13.59
$16.00-$17.75	409,842	6.6	16.35	401,836	16.34
$17.76-$22.95	822,482	7.8	20.95	410,384	21.22
$22.96-$27.00	3,077,723	9.4	24.79	219,945	24.44

	5,139,941		21.19	1,861,704	15.75

Revenue recognition
The Company’s net revenues consist primarily of fees for transaction processing and related services, including government benefit distribution, prepaid card services, software licensing and related services, risk management services, and business process outsourcing and information technology consulting services. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable and its collectibility is probable. These criteria are applied to each accounting unit identified within an arrangement. The process involved in evaluating the appropriateness of revenue recognition involves judgments about vendor specific objective evidence of fair value, collectibility of fees and projections of costs to complete projects for its customers.
The Company frequently enters into contracts to provide multiple products and services (multiple elements). Generally, the Company’s multiple element arrangements fall within the scope of specific accounting standards that provide guidance regarding the separation of elements in multiple-deliverable arrangements and the allocation of consideration among those elements (e.g., American Institute of Certified Public Accountants Statement (SOP) No. 97-2, Software Revenue Recognition, as amended). If not, the Company applies the separation provisions of Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The provisions of EITF No. 00-21 require the Company to unbundle multiple element arrangements into separate units of accounting if each of the delivered items in the arrangement have value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the undelivered items and, if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in its control. In arrangements where the delivered items have standalone value to the customer but there is objective and reliable evidence of the fair value of only the undelivered contract elements, the Company uses the residual method of revenue recognition to allocate the total consideration derived from the arrangement. Under the residual method of revenue recognition, the total arrangement value is allocated to the undelivered element based on its fair value and the remaining value of the contract is allocated to the delivered element.

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
The amounts received by the Company in connection with the ATM Agreement exceeded the book value of the ATM Portfolio by approximately $48 million. These excess proceeds were recorded as a deferred gain and are being ratably amortized as a reduction in the operating costs of the Company’s US Payments segment over the initial five-year term of the MSA. During the three and six month periods ended June 30, 2007, approximately $2.4 million and $4.8 million, respectively, of the deferred gain was recognized as a reduction in the “Processing, communication and service costs” incurred by this segment. At June 30, 2007, approximately $22.8 million of the implied gain is recorded as a deferred gain of which $13.3 million is recorded as long-term liabilities and the remainder is included in current liabilities.
NOTE 4 – INTANGIBLES:
Intangible assets consist primarily of goodwill, capitalized software costs and acquired contracts. The change in the carrying amount of goodwill for the six month period ended June 30, 2007 is as follows:

	US	US Risk
(in thousands)	Payments	Management	International	Other	Total
Balance as of December 31, 2006	$178,541	$46,553	$36,001	$10,640	$271,735
Goodwill acquired	477	—	2,881	—	3,358

Balance as of June 30, 2007	$179,018	$46,553	$38,882	$10,640	$275,093

Intangible assets, both acquired and developed, subject to amortization are presented below.

	Wtd. Avg.	June 30, 2007			December 31, 2006
	Amort.	Gross			Gross
	Period	Carrying	Accumulated		Carrying	Accumulated
(dollars in thousands)	In Years	Amounts	Amortization	Net	Amounts	Amortization	Net
Software-internal use	4	$146,070	$(111,749)	$34,321	$140,336	$(103,136)	$37,200
Software-licensing and resale	5	77,684	(52,830)	24,854	71,849	(50,113)	21,736
Acquired contracts and other	8	103,151	(42,460)	60,691	102,674	(37,560)	65,114

		$326,905	$(207,039)	$119,866	$314,859	$(190,809)	$124,050

For the three and six month periods ended June 30, 2007 amortization expense for intangible assets was $7.9 million and $15.8 million, respectively, and for the three and six month periods ending June 30, 2006 amortization expense for intangible assets was $7.5 million and $14.9 million, respectively. The estimated amortization expense for intangible assets held at June 30, 2007 is $16.2 million for the remaining six months of 2007. For the years ending December 31, 2008, 2009, 2010, 2011 and 2012, the estimated amortization expense for intangible assets held at June 30, 2007 is $29 million, $22 million, $16 million, $11 million and $9 million, respectively.
NOTE 5 – RESTRUCTURING AND ACQUISITION EXIT ACTIVITIES:
Restructuring charges
The following table summarizes the change in the Company’s restructuring accruals for the six month period ended June 30, 2007.

		Lease-Related
	Severance	Costs &
(in thousands)	Related	Other	Total
Balance at December 31, 2006	$73	$557	$630
Reversal of Provisions	(50)	—	(50)
Cash payments	(23)	(65)	(88)

Balance at March 31, 2007	—	492	492
Cash payments	—	(35)	(35)

Balance at June 30, 2007	$—	$457	$457

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
Acquisition exit activities
As part of its integration activities, the Company has been winding down certain activities associated with the operations of its prepaid solutions business. During 2005, the Company recorded a restructuring reserve of $2.6 million against certain lease-related costs associated with this initiative. During the three months ended March 31, 2006, the Company recorded additional accruals aggregating approximately $5.0 million in connection with the anticipated severance of associates and closure of facilities as part of the further integration of this business. The following table summarizes the change in the Company’s accruals associated with these exit activities for the six month period ended June 30, 2007:

		Lease-Related
	Severance	Costs &
(in thousands)	Related	Other	Total
Balance at December 31, 2006	$1,133	$4,899	$6,032
Cash payments	(390)	(343)	(733)
Reversal of Provisions	(370)	(293)	(663)

Balance at March 31, 2007	373	4,263	4,636
Cash payments	(177)	(212)	(389)

Balance at June 30, 2007	$196	$4,051	$4,247

The Company reversed $0.4 million and $0.3 million of severance and lease related accruals, respectively, during the quarter ended March 31, 2007 because these accruals were no longer required due to voluntary employee attrition and adjustments to the timing of expected facilities closures. These reversals reduced employee costs and other operating costs. At June 30, 2007, approximately $2.5 million of the remaining accruals are recorded as other long-term liabilities and are payable through 2010, and the current portion of the accruals is recorded as accrued liabilities.
NOTE 6 – LONG-TERM DEBT AND BORROWING ARRANGEMENTS:
Long-term debt was as follows:

	June 30,	December 31,
(in thousands)	2007	2006
5.39% Senior Notes due 2012	$100,000	$100,000
Capital leases and other	5,448	7,094
Less capital lease and other amounts due within one year	(3,518)	(4,438)

Total	$101,930	$102,656

On July 1, 2005, the Company entered into a new credit agreement (the Revolving Credit Agreement). The Revolving Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $150 million. The Company has the option to increase this commitment to $200 million if certain requirements of the Revolving Credit Agreement are satisfied. The Company can use amounts borrowed under the Revolving Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Revolving Credit Agreement provides for two optional interest rates on any borrowings there under. The first rate is equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5%, depending on certain conditions set forth in the Credit Agreement. The second rate is equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate, plus an additional percentage based on the Company’s leverage ratio. The terms of the Revolving Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type. The Company was in compliance with these covenants at June 30, 2007. The Company is subject to a non-use fee ranging from 0.10% to 0.25% of the unused commitment depending on the Company’s leverage ratio as defined by the agreement, as amended. This facility will mature in 2012, pursuant to the most recent amendment described below. The Company had no outstanding borrowings under the Revolving Credit Agreement at June 30, 2007, although the Company had issued approximately $0.5 million in letters of credit to a sponsoring bank in conjunction with a government contract as of that date. Certain of the Company’s domestic subsidiaries have guaranteed the Company’s obligations under the Revolving Credit Agreement.
On January 31, 2007, the Company amended the Revolving Credit Agreement to extend its maturity date to January 2012 and reduce the LIBOR interest rates payable on any borrowings there under. The amendment also excludes payments made by the Company to repurchase up to $100 million of common stock from the calculations used to determine whether the Company is in compliance with the fixed charge coverage ratio used in the Agreement and increases its secured indebtedness basket from $15 million to $25 million.
On September 30, 2005, the Company issued $100 million of senior unsecured notes (the Notes) in a private offering under Rule 144A of the Securities Act of 1933, as amended. The Notes bear interest at an effective interest rate of 5.39%, with interest payable semi-annually, on March 31 and September 30, and will mature on September 30, 2012. The indebtedness represented by the Notes ranks pari passu with the Company’s obligations under the Revolving Credit Agreement and its obligations with respect to the Notes are guaranteed by certain of its domestic subsidiaries. The Note Purchase Agreement between the Company and the purchasers of the Notes contains certain negative and affirmative covenants customary for transactions of this type. The Company was in compliance with these covenants at June 30, 2007.
The Company’s capital leases and other obligations are related to purchased software and equipment. The weighted average interest rate on the Company’s capital lease obligations is approximately 6.9%.
NOTE 7 – INCOME PER SHARE:
The following table reflects the calculation of basic and diluted income per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Net income per share — basic
Net income	$11,065	$9,710	$21,574	$20,370

Weighted average shares outstanding	47,412	46,517	47,311	46,332

Net income per share — basic	$0.23	$0.21	$0.46	$0.44

Net income per share — diluted
Net income	$11,065	$9,710	$21,574	$20,370

Weighted average shares outstanding	47,412	46,517	47,311	46,332
Dilutive impact of options	1,141	743	1,022	798

Weighted average shares and potential dilutive shares outstanding	48,553	47,260	48,334	47,130

Net income per share — diluted	$0.23	$0.21	$0.45	$0.43

Options to purchase approximately 10,000 shares of common stock were excluded from the above calculations as they were antidilutive during the six month period ended June 30, 2007. Options to purchase approximately 0.4 million and 0.2 million shares of common stock were excluded from the above calculations as they were antidilutive during the three and six month period ended June 30, 2006. No options were antidilutive during the three month period ended June 30, 2007.
NOTE 8 — COMPREHENSIVE INCOME:
The Company’s total comprehensive income for the three and six month periods ended June 30, 2007 was $15.7 million and $27.3 million, respectively. The Company’s total comprehensive income for the three and six month periods ended June 30, 2006 was $8.4 million and $19.6 million, respectively. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.
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
The Company’s US Payments segment derives its revenue from the following:
-	processing electronic payment transactions including electronic funds transfers (EFT), automated clearinghouse (ACH) and other payment processing services;

-	processing and other activities associated with prepaid cards (such as payroll cards and gift cards) following the acquisition of the Company’s prepaid solutions business in July 2005;

-	providing electronic benefit transfer (EBT) services to government agencies; and

-	licensing, maintaining and supporting its EFT software and providing ATM management services and other business process outsourcing (BPO) services related to payment transactions.
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
The accounting policies of the segments are the same as those applied by the Company on a consolidated basis. For internal reporting purposes, the Company aggregates costs based upon managerial control. The majority of these managed cost groups are directly assigned to a reportable segment. For cost groups supporting more than one reportable segment, the costs are assigned based upon the product line or project benefited. The assignment of costs is based upon estimates of factors considered most appropriate for the cost group such as transactions, calls, customers, revenues and headcount. The Company does not allocate a portion of the expenses that benefit all segments and are corporate or administrative in nature. These costs are designated as Corporate expenses and include, among other things, executive leadership costs, investor relations, legal, consulting, accounting and finance costs.
Information concerning operations in the Company’s reportable segments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Net revenue:
US Payments	$68,757	$68,149	$136,417	$142,788
US Risk Management	48,058	46,359	95,190	96,245
International	21,975	17,889	41,225	33,102

Total net revenue	138,790	132,397	272,832	272,135

Operating expenses before overhead:
US Payments	57,274	59,345	111,976	124,596
US Risk Management	25,548	27,735	51,926	57,255
International	21,995	16,008	43,129	31,330

Total operating expenses before overhead	104,817	103,088	207,031	213,181

Allocated overhead:
US Payments	4,298	3,628	8,306	7,555
US Risk Management	4,493	3,327	8,349	6,643
International	2,428	2,190	4,590	4,116
Corporate	5,505	4,981	10,676	10,288

Total allocated overhead	16,724	14,126	31,921	28,602

Income (loss) from operations:
US Payments	7,185	5,176	16,135	10,637
US Risk Management	18,017	15,297	34,915	32,347
International	(2,448)	(309)	(6,494)	(2,344)
Corporate	(5,505)	(4,981)	(10,676)	(10,288)

Income from operations	$17,249	$15,183	$33,880	$30,352

The Company has not disclosed total assets, interest income, interest expense or income taxes by segment because this information is not reviewed by the chief operating decision maker nor practicable to prepare.
Depreciation and amortization for each of the Company’s reporting segments is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Depreciation and amortization:
US Payments	$6,434	$6,691	$12,877	$13,339
US Risk Management	2,833	2,653	5,676	5,390
International	2,484	2,147	4,911	4,212
Corporate	320	363	632	691

Total depreciation and amortization	$12,071	$11,854	$24,096	$23,632

Net revenue, classified by the geographic billing location of the customer, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
United States	$116,949	$114,508	$231,907	$239,033
EMEA	13,445	12,088	24,693	21,228
India	4,646	2,379	9,463	5,004
Canada	2,067	1,803	3,448	4,405
Latin America	1,317	1,542	2,404	2,258
Asia	366	77	917	207

Total consolidated	$138,790	$132,397	$272,832	$272,135

Property and equipment - net, classified by the geographic location of the controlling statutory entity, is as follows:

	June 30,	December 31,
(in thousands)	2007	2006
United States	$51,439	$44,278
India	15,062	14,869
Canada	554	458
United Kingdom and other	459	540

Total consolidated	$67,514	$60,145

NOTE 10 – LEGAL PROCEEDINGS:
The Company, along with seven other defendants, is a defendant in an action pending in the U.S. District Court for the Southern District of Florida. The complaint in this action alleges that the Company purchased motor vehicle records from the State of Florida and used that data for marketing and other purposes that are not permitted under the Federal Driver’s Privacy Protection Act. The plaintiffs are seeking liquidated damages of not less than $2,500 for each affected member of a purported class, plus costs and attorney’s fees. The plaintiffs are also asking for injunctive relief to prevent further alleged violations of the Federal Act. In March 2004, the Company joined in a motion to dismiss this case filed by a co-defendant and the Company filed its own further motion to dismiss a portion of this case and a motion for summary judgment in June 2004. Six of the eight defendants, including the Company, have agreed to a proposed settlement with the plaintiffs. Under this agreement, the settling defendants will receive a nationwide release from all persons who had no actual damages as a result of the alleged violations of the DPPA and consent to the entry of an order for injunctive relief intended to enhance their data management practices. Counsel to the plaintiffs will receive $25 million of attorney’s fees. As a result of management’s assessment of the probable resolution of this matter, the Company recorded a $1.3 million expense (which amount is net of anticipated insurance proceeds in a like amount) during the third quarter of 2006. The settling parties have submitted documentation regarding the proposed settlement to the Court and the Court has preliminarily approved the settlement over the objections of the two non-settling defendants and a group of Texas drivers and motor vehicle record holders who have filed two class action complaints in the U.S. District Court for the Eastern District of Texas, Marshall Division alleging violations of the DPPA similar to those alleged in the Florida action against some of the settling defendants, our subsidiary ChexSystems, Inc., one non-settling defendant and other parties in January 2007. The Texas group has moved to intervene in the Florida litigation, oppose the proposed settlement as to the nationwide class and to stay the Florida litigation in favor of the Texas action as to the claims asserted in the Texas action. The plaintiffs in the Florida case and the settling defendants have opposed these motions. The Florida Court has denied those motions without prejudice and preliminarily approved the proposed settlement. The Texas group has filed an interlocutory appeal of the Florida Court’s order with the Eleventh Circuit and the Eleventh Circuit has asked the parties to submit briefing on jurisdictional issues.
The Company and the other defendants have filed to dismiss the complaints filed by the Texas group. The Texas group has sought a stay of the Texas action to allow the interlocutory appeal to be decided by the Eleventh Circuit but the court has not yet ruled on that motion.
The Company will continue to pursue the approval of the proposed settlement in Florida and will vigorously oppose the Texas DPPA actions on the grounds now that these lawsuits are subject to the proposed nationwide settlement in Florida. The Company cannot predict whether the proposed settlement of these various DPPA claims will be approved in Florida on a nationwide basis, or at all.

NOTE 11– COMMITMENTS AND CONTINGENCIES:
Contractual cash obligations
As of June 30, 2007 the Company’s contractual cash obligations for long-term debt, capital leases, operating leases, outsourcing and maintenance obligations in the aggregate for the time periods specified were as follows:

	Payments Due by December 31,
(in thousands)	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$100,000	$—	$—	$—	$—	$—	$100,000
Capital lease obligations	5,447	2,738	2,539	170	—	—	—
Operating lease obligations[1]	65,244	9,847	14,027	7,866	6,135	5,621	21,748
Vendor obligations	47,538	19,261	18,145	4,730	2,751	2,651	—
Other	7,200	7,200	—	—	—	—	—

Total	$225,429	$39,046	$34,711	$12,766	$8,886	$8,272	$121,748

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $4.2 million due in the future under non-cancelable subleases.
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
Future commercial commitments
The following table sets forth the Company’s future commercial commitments, excluding loan commitments, at June 30, 2007:

	Commitment Expiration by Period[1]
(in thousands)	Total	2007	2008	2009	2010	2011	Thereafter
Letters of credit and other	$1,052	$1,028	$24	$—	$—	$—	$—
Performance bonds	11,747	1,075	10,542	95	35	—	—

Total commitments	$12,799	$2,103	$10,566	$95	$35	$—	$—

[1]	Represents commercial commitment expirations during the last six months of 2007 and the respective years ending December 31, 2008 through 2011, and thereafter.
In connection with its government services business and collection activities, the Company posts surety bonds with state agencies guaranteeing its performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at June 30, 2007 was $11.7 million. The Company also had approximately $0.5 million of outstanding letters of credit and performance guarantees in India to support local commercial activities as of June 30, 2007, which obligations were secured by time deposits in an equivalent amount and a $0.5 million letter of credit issued under the Company’s Credit Facility in favor of a sponsoring bank in connection with a government contract. The Company’s borrowing availability under the Credit Facility has been reduced by a like amount. During the second quarter of 2007, the Company terminated the letters of credit related to the Indian Tax assessment which is discussed below under India Tax Dispute.
Acquisition holdbacks and earn-outs
At June 30, 2007, the Company had held back an aggregate of approximately $1.1 million of the purchase prices associated with acquisitions it completed in 2005. The Company had also accrued an additional $2.9 million related to an earn-out determined by reference to the revenues the Company’s prepaid solutions business realized from its legacy contract with Bank of America in 2006. This earn-out was disbursed in the second quarter of 2007.

Other commitments
As part of its transaction processing business, the Company provides cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to the Company at the end of each business day that it recoups over the next few business days. The balances due to the Company are included in cash and cash equivalents. The overnight settlement balances due to the Company range from $38 million to $58 million. As of June 30, 2007, approximately $57.8 million was due to the Company and it received these funds in early July 2007.
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
India Tax Dispute
In April, 2006, the Company was informed that the Indian tax authorities had concluded that eFunds Corporation and its U.S. based subsidiary, eFunds IT Solutions Group, Inc. (eFunds IT Solutions), had created a “permanent establishment” in India and that the transactions between the Company and eFunds IT Solutions, on the one hand and, the Company’s India-based subsidiaries, on the other hand, were allegedly not conducted on an arms-length basis. As a result, the Indian revenue authorities asserted that all of the income generated by the Company and eFunds IT Solutions during the twelve month period ended March 31, 2003 was subject to tax in India. The amount assessed was $25.2 million, plus $10.2 million in interest (based on the exchange rate between the U.S. dollar and the Indian Rupee on March 31, 2007). In December 2006, these authorities issued an additional assessment against eFunds IT Solutions in respect of the Indian tax year ended March 31, 2004 for approximately $0.7 million, plus interest of $0.3 million.
The Company contested these assessments and pursued its administrative and legal appeals in India and the dispute resolution procedures provided for in the Tax Treaty between the US and India. The pursuit of these remedies required that the Company provide a bank guarantee in favor of the Indian tax authorities in the amount of the disputed assessments, plus three and one-half years of interest thereon computed at the Indian statutory rate (12.0%).
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
In accordance with the dispute resolution mechanism established under the Tax Treaty, the U.S. Competent Authority agreed to resolve the double taxation issues raised by this assessment with its Indian counterparts in May 2007. The resolution resulted in a portion of the income of the Company and eFunds IT Solutions during the tax years in question being attributed to India, with the amount of income attributed to the U.S. by these entities being reduced by a like amount. The Company paid income tax and associated interest to India in respect of the income allocated to that jurisdiction. This resolution did not have a material impact on the Company’s income from operations or effective tax rate during the three and six month periods ended June 30, 2007. Following the resolution of this matter, the Company terminated the letters of credit issued to ICICI and the bank guarantees supporting its appeal of these assessments during the second quarter of 2007.
It is possible that the Indian authorities could issue additional assessments in respect of subsequent years. The competent authority determination with respect to the Company and eFunds IT Solutions for the Indian tax year ended March 31, 2003 and with respect to eFunds IT Solutions for the Indian tax year ended March 31, 2004 would not be binding with respect to these periods.
Other contingencies
The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business. The Company maintains insurance policies providing coverage for these matters, but the Company’s insurance carriers may decline coverage, or the coverage may be insufficient to cover the Company’s expenses and liabilities. In addition, losses may exceed the balance of its current reserves in an amount that cannot be presently determined.
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
THERE IS NO ASSURANCE THAT THE MERGER AGREEMENT WITH FIDELITY AND THE MERGER WILL BE ADOPTED AND APPROVED BY OUR STOCKHOLDERS, AND THERE IS NO ASSURANCE THAT THE OTHER CONDITIONS TO THE COMPLETION OF THE MERGER WILL BE SATISFIED.
On June 27, 2007, the Company announced that it entered into a definitive agreement with Fidelity National Information Services, Inc., whereby Fidelity National Information Services, Inc. will acquire the Company in an all cash transaction valued at approximately $1.8 billion. Under the terms of the agreement, the Company’s stockholders will receive $36.50 in cash for each share of common stock. Completion of the merger is subject to certain conditions, including approval of the merger agreement by the holders of two-thirds of the Company’s outstanding common shares, absence of an injunction or illegality, the absence of a material adverse effect on the Company and other customary conditions. The transaction is expected to be completed prior to September 30, 2007.
In connection with the Merger, we will be subject to several risks, including the following:
•	the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a decline in the market price of our common stock,

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement,

•	the outcome of any legal proceedings that may be instituted against us and others relating to the merger agreement,

•	the inability to complete the merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to consummate the merger,

•	the failure of the merger to be completed for any other reason,

•	certain costs relating to the merger, such as legal, accounting and certain financial advisory fees, are payable by us whether or not the merger is completed,

•	under certain circumstances specified in the merger agreement, if the merger is not completed we may be required to pay Fidelity National Information Services, Inc. a termination fee of $55 million and reimburse Fidelity National Information Services, Inc. for up to $5 million of out-of-pocket expenses,

•	there may be substantial disruption of our business and a distraction of our management and employees from day-to-day operations, because matters related to the merger may require substantial commitments of their time and resources,

•	the impact of events beyond our control, and

•	uncertainty about the effect of the merger may adversely affect our relationships with our employees, customers, suppliers and other persons with whom we have business relationships.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Management’s Discussion and Analysis of our Financial Condition and Results of Operations (MD&A) begins with an executive overview of our business that includes a description of our business goals, the business models for our segments, key events that occurred during the three month period ended June 30, 2007 and certain trends, risks and challenges. We then discuss our results of operations for the three and six month periods ended June 30, 2007 compared to the same periods in the prior year. This is followed by a discussion of our liquidity and capital resources, including our cash resources, sources and uses of cash and commercial commitments.
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

On June 27, 2007, we announced that we entered into a definitive agreement (the Merger Agreement) with Fidelity National Information Services, Inc. (FIS), whereby FIS will acquire the Company (the Merger) in an all cash transaction valued at approximately $1.8 billion. Under the terms of the agreement, our shareholders will receive $36.50 in cash for each share of common stock held by them. Completion of the Merger is subject to certain conditions, including approval of the Merger Agreement by the holders of two-thirds of our outstanding common shares, required governmental antitrust clearance, absence of an injunction or illegality, the absence of a material adverse effect on us and other customary conditions. The transaction is expected to be completed prior to September 30, 2007. For additional information regarding the Merger, please see the Preliminary Proxy Statement filed by us on July 24, 2007.
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
–	US Payments

–	US Risk Management

–	International
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
Key Events During the Three Months Ended June 30, 2007
•	We entered into a definitive agreement with Fidelity National Information Services, Inc. (FIS) that provides for FIS to acquire us for $36.50 per common share. The transaction is valued at approximately $1.8 billion.

•	We settled our tax disputes with India and terminated the letters of credit and bank guarantees required to pursue our appeals of these assessments.
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
Risks and Challenges
In addition to the trends affecting our industry and our Company, as noted above, we consider risks and challenges that could impact the Company’s future financial results, including the following. These risks are more fully explained in Item 1A of the 2006 10-K:
•	There is no assurance that the Merger Agreement with FIS and the Merger will be adopted and approved by our stockholders, and there is no assurance that the other conditions to the completion of the Merger will be satisfied.

•	Changes in India tax laws or in the interpretation or enforcement of those laws could adversely affect our results of operations.

•	If the security of our databases is compromised, our reputation could suffer and customers may not be willing to use our products and services.

•	Estimates of future financial results are inherently unreliable.

•	Our ability to expand through acquisitions involves risks and may not be successful.

•	Consolidation in the industries we serve may adversely affect our ability to sell our products and services.

•	We are unable to predict the results of the purported class action lawsuits filed in Florida and Texas.

•	We may be unable to protect our intellectual property rights or others may claim that we are infringing on their intellectual property.

•	We face intense competition in all areas of our business, and if we do not compete effectively, our business will be harmed.

•	If we experience system failures, the products and services we provide to our customers could be delayed or interrupted, which could harm our business and reputation and result in the loss of customers.

•	Legislation or regulation could impair our ability to collect and use data, increase our operating costs or otherwise harm our business.

•	We may experience software defects, development delays and installation difficulties, which could harm our business and reputation and expose us to potential liability.

•	There are a number of risks associated with our international sales and operations that could harm our business.

•	We face termination and compliance risks with respect to our government contracts.

•	Provisions in our charter documents and Delaware law may delay or prevent a change in control of our Company that you may consider favorable.
RESULTS OF OPERATIONS
The following table presents our condensed consolidated financial results for the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change
Net revenue	$138.8	$132.4	5%	$272.8	$272.1	0%

Operating expenses:
Processing, communication and service costs	35.4	33.0	7	69.9	68.3	2
Employee costs	58.2	55.7	4	115.8	114.8	1
Depreciation and amortization	12.1	11.9	2	24.1	23.6	2
Other operating costs	15.9	16.6	(4)	29.1	35.0	(17)

Total operating expenses[1]	121.5	117.2	4	239.0	241.8	(1)

Income from operations[1]	17.2	15.2	13	33.9	30.4	12
Interest expense	(1.4)	(1.4)	—	(2.8)	(3.0)	(7)
Other income – net	1.2	1.2	—	2.2	2.0	10

Income before income taxes[1]	17.0	14.9	14	33.2	29.3	13
Provision for income taxes	(6.0)	(5.2)	15	(11.6)	(9.0)	29

Net income[1]	$11.1	$9.7	14	$21.6	$20.4	6

[1]	Amounts may not sum due to rounding.

Net Revenue
Net revenue by reportable segment and for the Company as a whole for the three and six month periods ended June 30, 2007 and 2006 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change
US Payments
EFT processing	$38.2	$36.2	6%	$75.1	$71.1	6%
Prepaid Solutions[1]	17.7	17.8	(1)	35.8	39.6	(10)
Government services (EBT)	9.8	10.2	(4)	19.4	20.3	(4)
Software sales and other services	2.6	3.2	(19)	5.1	10.2	(50)
ATM Managed Services	0.5	0.7	(29)	1.0	1.5	(33)

	68.8	68.1	1	136.4	142.7	(4)

US Risk Management
Financial institution products	39.0	36.7	6	76.8	74.7	3
Retail products	4.7	4.9	(4)	8.8	9.5	(7)
BPO	4.4	4.8	(8)	9.6	12.1	(21)

	48.1	46.4	4	95.2	96.3	(1)

International
Software sales	9.9	9.1	9	17.8	15.1	18
BPO	8.0	7.1	13	15.1	15.0	1
Prepaid Solutions[1]	2.0	—	*	4.4	—	*
EFT processing	2.0	1.7	18	3.9	3.0	30

	21.9	17.9	22	41.2	33.1	24

Total net revenue[2]	$138.8	$132.4	5	$272.8	$272.1	—

*	Represents an increase or decrease in excess of 100%.

[1]	2007 results include a reclassification of Prepaid Solutions revenues from US Payments to International.

[2]	Amounts may not sum due to rounding.
US Payments
The US Payments segment revenues increased by 1% and decreased by 4% during the three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006 due to a decline in software sales and other services as a result of the expiration of our IT services contract with Deluxe at the end of March 2006 and reduced revenues from EBT processing. Prepaid solutions revenues declined due to the absence of revenues from Bank of America following the termination of its contract in September 2006 and the attribution of $2.0 million and $4.4 million of Prepaid revenue to our International segment in the three month period and six month period ended June 30, 2007, respectively. These revenues were reclassified to the international segment because this presentation is closer to the way management currently disaggregates its prepaid operations to assess the performance of this business. These decreases were partially offset by an increase in EFT processing revenues due to increased volumes.
We expect our US Payments segment revenues to decline slightly in 2007 as compared to 2006 due to the reclassification of Prepaid revenues to our International segment. We expect to continue to see a degree of seasonality in our electronic payments business because the highest level of activity in our prepaid solutions business is typically seen in the fourth quarter of each year due to holiday sales. 2007 software revenues are expected to improve somewhat over 2006. Government services revenues are expected to generally trend lower in 2007 in a manner consistent with that seen in the first six months of the year due to lower pricing required to retain accounts with expiring contracts.
US Risk Management
The US Risk Management segment revenues increased 4% during the three month period ended June 30, 2007, as compared to the same period in the prior year. This increase was primarily the result of higher revenues from our financial institution products due to increased set-up fees and sales of new products. The 1% decrease seen in this segment’s revenues during the six month period ended June 30, 2007 as compared to the same period in the prior year was primarily the result of a decrease in BPO revenues following the termination of a sub-contract we had with another call center provider in mid-2006. The effect of this termination offset the increased revenues from financial institution products.

Revenues for our US Risk Management segment in 2007 are expected to be somewhat higher than those seen in 2006 with higher revenues from financial institution products being partially offset by continued revenue reductions from our BPO activities due to the contract roll-off described above. 2007 revenues from our retail products are expected to be generally the same as 2006.
International
Revenues from our International segment increased 22% and 24%, during the three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006 due to the reclassification of prepaid solutions revenues to this segment from the US Payments segment, higher software sales and an increase in EFT processing and ATM management revenues. International segment revenues are expected to increase in 2007, albeit at a slower pace than the 35% rate seen in 2006, as these trends are expected to continue.
Business Segment Operating Income
The following table presents our operating income (loss) by segment and total operating income for the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change
Operating income (loss)
US Payments	$7.2	$5.2	39%	$16.1	$10.6	52%
US Risk Management	18.0	15.3	18	34.9	32.3	8
International	(2.5)	(0.3)	*	(6.5)	(2.3)	*
Corporate	(5.5)	(5.0)	(10)	(10.7)	(10.3)	(4)

Total operating income[1]	$17.2	$15.2	13	$33.9	$30.4	12

*	Represents an increase or decrease in excess of 100%.

[1]	Amounts may not sum due to rounding.
US Payments
The increase in operating income during the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 is due to higher EFT and prepaid processing volumes, the positive impact of an aggregate of $2.0 million of goodwill adjustments and the reversal of restructuring and legal reserves during the first quarter of 2007. Operating income from this segment is expected to increase in 2007 as compared to 2006 because of higher EFT processing revenues and the expected improvement in the contribution of our prepaid solutions business, which incurred a $9.4 million operating loss in 2006. The effect of these increases will be partially offset by the expected continued decline in government services contribution.
US Risk Management
The operating income of our US Risk Management segment increased during the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 due to the increase in financial institution product revenues being applied over a fixed cost structure. Operating income from this segment is expected to increase in 2007 as compared to 2006 as a result of higher revenues from financial institutions.
International
The increase in the operating loss seen by our International segment during the three and six month periods ended June 30, 2007 over the comparable period in 2006 reflects the investments we are making to expand and enhance our international processing activities. We expect that our international operations will turn profitable in 2007 due to increased processing and ATM management activities and expanded software sales.
Corporate
Unallocated corporate overhead includes, among other things, executive leadership costs, investor relations and certain general legal, consulting, accounting and finance costs. Corporate expenses during the three and six month periods ended June 30, 2007 were generally comparable with same periods in 2006. We did incur professional service fees during the quarter ended June 30, 2007 in connection with the Merger with FIS. We would expect to see corporate costs increase somewhat in future periods due to the professional service fees we are incurring in connection with the Merger.

Operating Expenses
Operating expenses for the three and six month periods ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in millions)	2007	2006	% Change	2007	2006	% Change
Operating expenses:
Processing, communication and service costs	$35.4	$33.0	7%	$69.9	$68.3	2%
Employee costs	58.2	55.7	4	115.8	114.8	1
Depreciation and amortization	12.1	11.9	2	24.1	23.6	2
Other operating costs	15.9	16.6	(4)	29.1	35.0	(17)

Total operating expenses[1]	$121.5	$117.2	4	$239.0	$241.8	(1)

[1]	Amounts may not sum due to rounding.
Processing, communication and service costs
This category includes the cost of transaction processing, telecommunications, computer equipment and promotional services. Processing, communication and service costs increased during the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 due to an increase in processing costs associated with the provision of EFT and prepaid processing services. Processing, communications and service costs are expected to increase slightly in 2007 as compared to 2006 due to expected increases in telecommunications and other processing costs associated with increases in EFT and prepaid processing revenues.
Employee costs
Expenses in this category represent employee compensation, payroll taxes, medical costs and other employee related costs. The increase in employee costs during the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 is primarily due to an increase in employee non-cash compensation. We expect employee costs to increase in 2007 as compared to 2006 due to higher incentive accruals.
Company-wide headcount at June 30, 2007 was approximately 5,373, an increase of 3% compared to the headcount at the end of 2006. Headcount is expected to increase slightly over the remainder of 2007, with most of the increase occurring in India as a result of the migration of activities associated with our prepaid solutions business and growth in our outsourcing activities. At June 30, 2007, approximately 67% of our employees were located in India.
Depreciation and amortization
These costs represent the depreciation of the buildings and equipment we own and the amortization of our intangible assets, such as capitalized software costs and acquired contracts. The increase in depreciation and amortization expenses during the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 is due to higher capital expenditures as compared to prior years. Depreciation and amortization costs are expected to be higher in 2007 as compared to 2006 as a result of this dynamic.
Other operating costs
Expenditures in this category include facility costs, professional, consulting and temporary services, bad debt expense, legal accruals and certain administrative costs. Other operating costs decreased during the three and six month periods ended June 30, 2007 as compared to the same period in 2006 due to a decrease in IT consulting and temporary service costs and the reversal of certain acquisition and restructuring reserves established in connection with the acquisition of WildCard Systems in 2005. Other operating costs are expected to decrease in 2007 as compared to 2006 due to reductions in our use of IT consultants and temporary labor.
Interest Expense
Interest expense includes interest and other fees incurred in connection with borrowings under our credit facilities and capital lease obligations. Interest expense also includes fees incurred by us in connection with our possession of escrowed funds.
Other Income - net
Other income - net primarily includes interest and investment income and foreign currency translation adjustments. Income earned on cash, cash equivalents and short-term investments was $1.6 million and $2.8 million for the three and six month periods ended June 30, 2007 as compared to $1.2 million and $2.1 million for the equivalent periods in 2006. The impact from foreign currency translations during each of the three and six month periods ended June 30, 2007 and 2006 was not material.
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
Our annualized effective tax rate for the three and six month periods ended June 30, 2007 was 35.0%. For the three and six month periods ended June 30, 2006, our annualized effective tax rate was 35.0% and 30.6%, respectively. Our effective tax rate during the first six months of 2006 reflects a $1.3 million tax benefit associated with our prepaid solutions operations that we recognized during the first quarter of that year.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Information about our financial position as of June 30, 2007 and December 31, 2006 is presented below:

	June 30,	December 31,
(dollars in millions)	2007	2006	% Change
Cash and cash equivalents	$142.7	$126.7	13%
Short-term investments	19.0	7.0	*
Long-term debt due within one year	3.5	4.4	(20)
Long-term debt	101.9	102.7	(1)
Stockholders’ equity	576.5	537.6	7
Net working capital	219.5	183.1	20

*	Represents an increase or decrease in excess of 100%
Financial Condition
Our cash balance, cash flows and credit facilities are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures. Cash and cash equivalents at June 30, 2007, included cash in India of approximately $25 million. These funds are held in Indian bank accounts denominated in India rupees or U.S. dollars and are available for use in our India operations and investments. We would have to pay taxes on these funds if we were to repatriate them to the US.
As part of our transaction processing business, we provide cash settlement services to financial institutions and state and local governments. These services involve the movement of funds between the various parties associated with ATM, point-of-sale or EBT transactions and this activity results in a balance due to us at the end of each business day that we recoup over the next few business days. The in-transit balances due to us are included in cash and cash equivalents. The typical overnight settlement balance due to us ranges from $38 million to $58 million. We plan to satisfy these liquidity requirements using cash and cash equivalents on hand as well as through the Revolving Credit Agreement described below. As of June 30, 2007, approximately $57.8 million was due to us and we received these funds in early July.

Sources and Uses of Cash
The following table sets forth a summary of our cash flow activity for the six month periods ended June 30, 2007 and 2006 and should be read in conjunction with our condensed consolidated statements of cash flows:

	Summary of Cash Flows
	For the Six Months
	Ended June 30,
(in millions)	2007	2006
Cash provided by operating activities	$47.5	$24.1
Cash (used in) provided by investing activities	(37.0)	(23.1)
Cash provided by financing activities	5.4	7.6

Net increase in cash and cash equivalents	$15.9	$8.6

Our current priorities for the use of our cash are:
•	investment in projects, including our Oracle STS initiative, intended to increase our product delivery and operational effectiveness, enhance our product suite and the security and redundancy of our systems; and

•	funding our liquidity needs and the implementation of significant customer contracts.
We have no present intention of using our available funds to pay cash dividends or repurchase shares of our common stock and we are prohibited from doing so under the terms of our Merger Agreement with FIS.
Operating Activities
Our primary source of our operating cash flow is the profits we generate from our business. Operating cash outflows include payments to vendors for telecommunications services, consulting services and supplies. We also pay salaries and benefits to our employees and income taxes.
The increase in cash flows provided by operating activities of approximately $23.4 million during the six month period ended June 30, 2007 as compared to the same period in 2006 was primarily due to reductions in employee incentive and income tax payments during 2007.
Investing Activities
Cash used in our investing activities generally reflects the acquisition of assets. During the six months ended June 30, 2007, we spent approximately $20.7 million on capital expenditures as compared to $21.0 million during the first six months of 2006. This spending reflects the ongoing investment we are making in our core technology architecture and product development activities. We used $12.0 million in net cash during the six months ended June 30, 2007 to purchase short-term investments. Additionally, we spent approximately $1.4 million to acquire one of our foreign software distributors during the quarter ended June 30, 2007.
Financing Activities
We receive funds from the exercise of stock options and the sale of our shares through our employee stock purchase plan. We also obtain funds through borrowings under our bank lines. We disburse funds if we repurchase shares of our common stock or repay debt. During the six months ended June 30, 2007, we received proceeds from the exercise of stock options and the sale of shares through our employee stock purchase plan of $6.4 million. We also repaid $1.7 million of our long-term debt during the six months ended June 30, 2007.
Long-term Debt
On July 1, 2005, we entered into a new credit agreement (the Revolving Credit Agreement). The Revolving Credit Agreement provides for an initial aggregate commitment under an unsecured revolving credit facility of $150 million. We have the option to increase this commitment to $200 million if certain requirements of the Revolving Credit Agreement are satisfied. We can use amounts borrowed under the Revolving Credit Agreement to finance permitted acquisitions and related expenses, working capital needs and other general corporate purposes. The Revolving Credit Agreement provides for two optional interest rates on any borrowings there under. The first rate is equal to the greater of the Prime Rate (as defined) or the Federal Funds Effective Rate plus 0.5%, depending on certain conditions set forth in the Revolving Credit Agreement. The second rate was equal to the London Interbank Offering Rate multiplied by the Statutory Reserve Rate, plus an additional percentage based on our leverage ratio.

The terms of the Revolving Credit Agreement include certain defined negative and affirmative covenants customary for facilities of this type. We are subject to a non-use fee ranging from 0.10% to 0.25% of the unused commitment depending on our leverage ratio as defined by the agreement, as amended. We had no outstanding borrowings under the Revolving Credit Agreement at June 30, 2007. Certain of our domestic subsidiaries have guaranteed our obligations under the Revolving Credit Agreement.
On January 31, 2007, we amended the Revolving Credit Agreement to extend its maturity date to January 2012 and reduce the LIBOR interest rates payable on any borrowings there under. The amendment also excludes payments made by us to repurchase up to $100 million of common stock for the calculations used to determine whether we are in compliance with the fixed charge coverage ratio used in the Agreement and increases our secured indebtedness basket from $15 million to $25 million.
On September 30, 2005, we issued $100 million of senior unsecured notes (the Notes) in a private offering under Rule 144A of the Securities Act of 1933, as amended. The Notes bear interest at an effective interest rate of 5.39%, with interest payable semi-annually, and will mature on September 30, 2012. The indebtedness represented by the Notes ranks pari passu with our obligations under the Revolving Credit Agreement and our obligations with respect to the Notes are guaranteed by certain of our domestic subsidiaries. The Note Purchase Agreement between us and the purchasers of the Notes contains certain negative and affirmative covenants customary for transactions of this type. Concurrently with the issuance of the Notes, we repaid a $100 million unsecured term loan we incurred in connection with our acquisition of our prepaid business in July 2005.
Contractual Obligations and Commitments
The following table sets forth our contractual cash obligations as of June 30, 2007 in total and for the time periods specified:

	Payments Due by December 31,
(in thousands)	Total	2007	2008	2009	2010	2011	Thereafter
Long-term debt	$100,000	$—	$—	$—	$—	$—	$100,000
Capital lease obligations	5,447	2,738	2,539	170	—	—	—
Operating lease obligations[1]	65,244	9,847	14,027	7,866	6,135	5,621	21,748
Vendor obligations	47,538	19,261	18,145	4,730	2,751	2,651	—
Other	7,200	7,200	—	—	—	—	—

Total	$225,429	$39,046	$34,711	$12,766	$8,886	$8,272	$121,748

[1]	Future minimum lease payments for non-cancelable operating leases are presented net of minimum sublease rentals of $4.2 million due in the future under non-cancelable subleases.
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
The following table sets forth our future commercial commitments as of June 30, 2007:

	Commitment Expiration by Period[1]
(in thousands)	Total	2007	2008	2009	2010	2011	Thereafter
Letters of credit and other	$1,052	$1,028	$24	$—	$—	$—	$—
Performance bonds	11,747	1,075	10,542	95	35	—	—

Total commitments	$12,799	$2,103	$10,566	$95	$35	$—	$—

[1]	Represents commercial commitment expirations during the last six months of 2007 and the respective years ending December 31, 2008 through 2011, and thereafter.

In connection with our government services business and collection activities, we post surety bonds with state agencies guaranteeing our performance of certain obligations related to the relevant contracts or state requirements. The aggregate amount of such bonds outstanding at June 30, 2007 was $11.7 million. We also had approximately $0.5 million of outstanding letters of credit and performance guarantees in India to support local commercial activities as of June 30, 2007, which obligations were secured by time deposits in an equivalent amount and a $0.5 million letter of credit issued under our Credit Facility, in favor of a sponsoring bank in connection with a government contract. Our borrowing availability under the Credit Facility has been reduced by a like amount. During the second quarter of 2007, we terminated the letters of credit related to the Indian Tax assessment.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements. These statements have been prepared in accordance with accounting principles that are generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, intangible assets, reserves and allowances, income taxes and assumptions associated with stock-based compensation. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in our critical accounting policies during the first six months of 2007. Our critical accounting policies are described in our Annual Report on Form 10-K for the year ended December 31, 2006.
FORWARD-LOOKING STATEMENTS –
While we generally provide public guidance in February of each calendar year for that fiscal year, we do not, as a matter of course, publicly disclose projections of future financial performance, earnings or other results for periods beyond such period and are especially wary of making projections for extended periods due to the unpredictability of the underlying assumptions and estimates. However, our senior management did provide projected financial information to interested parties who executed confidentiality agreements as well as to the Board of Directors and its Review Committee and their respective advisors in connection with the Board’s review of its strategic options. We have included what we believe to be the material portion of that projected financial information herewith to provide access to certain non-public information considered by Fidelity National Information Services, Inc. (FIS) and other interested parties that signed confidentiality agreements, the Board of Directors and the Review Committee and their respective advisors for purposes of considering and evaluating a possible transaction with respect to our Company. We refer to these as the “eFunds–Prepared Projected Financial Information.” The inclusion of the eFunds–Prepared Projected Financial Information should not be regarded as an indication that FIS, the Company’s Board of Directors or the Review Committee or their respective advisors or any other recipient of the eFunds–Prepared Projected Financial Information considered, or now considers, it to be a reliable prediction of future results.
The eFunds–Prepared Projected Financial Information was indicated by management to be, while still subject to various risks, its “guidance case” based on long term revenue and earnings per share (“EPS”) objectives previously communicated to the public and therefore, in its view, the more likely case to be achieved. A number of assumptions were made in preparing the eFunds–Prepared Projected Financial Information, as follows:
Assumptions
•	Compounded annual growth rate of consolidated revenue and EPS is consistent with the long-term growth objectives publicly stated by management of 10+% per annum.

•	Operating margins as a percentage of revenue are consistent with the long-term objectives publicly stated by management.

•	Database consolidation and platform consolidation initiatives (“Oracle STS”) were assumed to be executed over the course of the projection period commencing in 2008. The capital expenditures and operating expenses required to implement these initiatives are included in the capital expenditures and operating expenses included in the business segment plans. The aggregate cost savings realized from these initiatives were assumed to be included in the business segment projections as part of the ongoing effort to reduce operating costs to remain cost-competitive in eFunds’ markets. Savings resulting from these initiatives that would otherwise cause our operating margins to exceed the long-term margin objectives publicly stated by management (20%) were assumed to be invested in additional product research and development activities.

•	Capital expenditures are approximately $44 million in 2007, declining to approximately $36 million in 2011. These capital expenditures are required to sustain and grow our operations. Capital expenditure requirements decline over time due to the benefits resulting from the execution of the Oracle STS initiative.

•	Cash required to fund increases in working capital needs grows approximately $7 million per year.

•	Total debt remains at approximately our debt level as of December 31, 2006. Interest rates are assumed to remain at 2007 levels during the projection years.

•	Excess free cash flow is retained in the business to cover interest rate, restricted cash, and working capital risks.

•	Effective income tax rates were assumed to remain consistent with management’s published 2007 guidance of 35% during the projection period.
The initial set of eFunds-Prepared Projected Financial Information was prepared in May 2007 and consisted of the following projections:
eFunds-Prepared Projected Financial Information
(in millions, except per share numbers)

	2007E	2008E	2009E	2010E	2011E
Revenue	$591.1	$665.3	$715.2	$791.8	$877.6
Operating Profit	$99.4	$134.1	$146.3	$162.2	$179.8
Net Income	$63.6	$87.8	$97.8	$110.4	$124.4
Earnings Per Share	$1.3	$1.7	$1.9	$2.2	$2.4
EBITDA[1]	$148.4	$183.0	$194.0	$208.5	$224.4

[1]	Represents net income from continuing operations before interest, income taxes, depreciation and amortization.
In June 2007, the estimates for 2007 were revised as follows:

2007E (in millions, except
per share numbers)
Revenue	$591.9
Operating Profit	$99.6
Net Income	$64.3
Earnings Per Share	$1.3
EBITDA	$147.9
Cautionary Statement Regarding Projected Financial Information
The eFunds–Prepared Projected Financial Information was not prepared with a view toward public disclosure or compliance with published guidelines of the SEC or the American Institute of Certified Public Accountants regarding forward-looking information or generally accepted accounting principles. Neither the Company’s independent registered public accounting firm nor any other independent accountants have compiled, examined or performed any procedures with respect to the eFunds–Prepared Projected Financial Information, nor have they expressed any opinion or any form of assurance on such information or its achievability, and assume no responsibility for, and disclaim any association with the eFunds-Prepared Projected Financial Information. The eFunds–Prepared Projected Financial Information covers multiple years, and such information by its nature becomes less reliable with each successive year. Furthermore, the projections:
•	necessarily make numerous assumptions (as discussed above), many of which are beyond the control of the Company and may not prove to have been, or may no longer be, accurate;

•	do not reflect revised prospects for the Company’s business, changes in general business or economic conditions, or any other transaction or event that has occurred or that may occur and that was not anticipated at the time the applicable projections were prepared;

•	are not necessarily indicative of current values or future performance, which may be significantly more favorable or less favorable than as set forth above; and

•	should not be regarded as a representation that they will be achieved.
Readers of this Report are cautioned not to rely on the eFunds–Prepared Projected Financial Information. The eFunds–Prepared Projected Financial Information is not a guarantee of future performance. The eFunds–Prepared Projected Financial Information involves risks, uncertainties and assumptions. The future financial results and stockholder value of eFunds may materially differ from those expressed in the eFunds–Prepared Projected Financial Information due to factors that are beyond the Company’s ability to control or predict. We cannot assure you that the financial results reflected in the eFunds–Prepared Projected Financial Information will be realized or that the Company’s future financial results will not materially vary from the eFunds–Prepared Projected Financial Information. The eFunds–Prepared Projected Financial Information does not take into account the Merger or any of the transactions contemplated by the Merger Agreement. We do not intend to update or revise the eFunds–Prepared Projected Financial Information.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We operate internationally and are subject to potentially adverse movements in foreign currency exchange rates and interest rates. These exposures may change over time as our business evolves and could have positive or negative impacts on our financial results. We had not entered into any derivative instruments or hedging contracts to reduce our exposure to adverse foreign currency rate changes as of June 30, 2007. Currently, we receive non-U.S. dollar denominated revenues and incur non-U.S. dollar denominated operating expenses primarily in the United Kingdom, India and Canada. We also have assets located in these countries. The principal currencies creating foreign exchange rate risk for us are the British pound, Indian rupee and Canadian dollar. For the three and six month periods ended June 30, 2007, approximately 10% of our net revenues, respectively, and 20% and 19% of our operating expenses, respectively, were denominated in these three currencies.
We have prepared sensitivity analyses to assess the impact of hypothetical changes in foreign currency rates on our income before tax for the three and six month periods ended June 30, 2007. Based upon these analyses, we estimate that a 10% adverse change in the exchange rate between the U.S. dollar and the British pound, Indian rupee and Canadian dollar would have reduced our reported income before taxes during the three and six month periods ended June 30, 2007 by approximately $9 million and $18 million respectively. A 10% change in the exchange rate for the British pound, Indian rupee and Canadian dollar would also have an impact on the foreign net assets reflected in our balance sheet, but we would not expect this change to be material to our total assets.
Changes in interest rates could impact our anticipated interest income on cash, cash equivalents and short-term investments and the amount of interest we pay on borrowings under our Revolving Credit Agreement. A 10% adverse change in interest rates from the interest rates in effect at June 30, 2007 would not, however, have had a material adverse effect on our net income or financial condition.
ITEM 4. CONTROLS AND PROCEDURES
The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes in the internal controls related to financial reporting that have materially affected, or are reasonably likely to materially affect, these controls since June 30, 2007.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to Note 10 to the Financial Statements included in this Quarterly Report on Form 10-Q.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its annual stockholder’s meeting on May 17, 2007. 44,518,294 shares were represented at the meeting, constituting 94% of the shares outstanding and eligible to vote. Two items were considered at the meeting and the results of the voting were as follows:
Proposal 1. To Elect two Class I Nominees to the Board of Directors as class I directors:

Nominee	For	Withheld
Richard J. Almeida	44,352,731	165,563
Richard J. Lehmann	44,364,324	153,970
The terms of office of our directors Paul F. Walsh, John J. (Jack) Boyle III, Janet M. Clark, Robert C. Nakasone, Hatim A. Tyabji and Angel Cabrera also continued after the meeting. Sheila A. Penrose retired from the Board of Directors and did not stand for re-election at the meeting.
Proposal 2. To ratify the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007:

For	Against	Abstain
44,251,270	248,114	18,910
ITEM 5. OTHER INFORMATION CAUTIONARY STATEMENTS
When used in this Quarterly Report on Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in our press releases, letters and reports to stockholders and in oral statements made by our representatives, the words or phrases ‘should,’ ‘are expected to,’ ‘targeted,’ ‘will continue,’ ‘will approximate,’ ‘is anticipated,’ ‘estimate,’ ‘project’ or similar expressions are intended to identify ‘forward-looking statements’ within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are necessarily subject to certain risks and uncertainties, including those discussed in Item 1A of our 2006 10-K, which could cause our actual results to differ materially from our historical experience and our present expectations or projections. Caution should be taken not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The factors listed in Item 1A of our 2006 10-K and subsequent reports on Form 10-Q could affect our financial performance and could cause our actual results for future periods to differ from any opinions or statements expressed with respect thereto. Such differences could be material and adverse. We will not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances occurring after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 6. EXHIBITS
(a) The following exhibits are filed as part of this report:

Exhibit
No.	Description	Method of filing
2.1
Agreement and Plan of Merger, dated as of June 26, 2007, by and among eFunds Corporation, Fidelity National Information Services, Inc. and Agamemnon Merger Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 28, 2007)
*

3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed by the Company with the Commission on April 4, 2000, Registration No. 333-33992)
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

eFunds Corporation (Registrant)
Date: August 9, 2007	/s/ Paul F. Walsh
Paul F. Walsh
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 9, 2007	/s/ George W. Gresham
George W. Gresham
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit No.	Description	Page Number
31.1	Section 302 Certification by Mr. Paul F. Walsh

31.2	Section 302 Certification by Mr. George W. Gresham

32.1	Section 906 Certification by Mr. Paul F. Walsh and Mr. George W. Gresham